Form 10-Q
period 1996-03-31
BUILDING MATERIALS CORP OF AMERICA
filed 1996-05-15
CIK 927314

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
(Mark One)
  /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended March 31, 1996

                                      OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-81808

                   BUILDING MATERIALS CORPORATION OF AMERICA
            (Exact name of registrant as specified in its charter)


        Delaware                                            22-3276290
(State of Incorporation)                                (I. R. S. Employer
                                                         Identification No.)


 1361 Alps Road, Wayne, New Jersey                               07470
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code          (201) 628-3000

                               (Not Applicable)
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES  /X/     NO / /

As of May 13, 1996, the Registrant had 10 shares of common stock, $.001 par value, outstanding.

                         Part I - FINANCIAL INFORMATION
                          Item 1 - FINANCIAL STATEMENTS


                    BUILDING MATERIALS CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME


                                                           Quarter Ended
                                                    -------------------------
                                                     April 2,      March 31,
                                                       1995          1996
                                                    ----------    -----------
                                                          (Thousands)

          Net sales..............................   $  138,590    $  146,265
                                                    ----------    ----------
          Costs and expenses:
            Cost of products sold................      102,907       107,589
            Selling, general and administrative..       28,724        30,597
                                                    ----------    ----------

            Total costs and expenses.............      131,631       138,186
                                                    ----------    ----------
          Operating income.......................        6,959         8,079
          Interest expense.......................       (5,979)       (7,133)
          Other expense, net.....................         (334)         (170)
                                                    ----------    ----------

          Income before income taxes.............          646           776
          Income taxes...........................         (258)         (303)
                                                    ----------    ----------

          Net income.............................   $      388     $     473
                                                    ==========    ==========




                 See Notes to Consolidated Financial Statements

                    BUILDING MATERIALS CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS


                                                  December 31,   March 31,
                                                      1995         1996
                                                  ------------   ---------
     ASSETS                                               (Thousands)
     Current Assets:
       Cash......................................    $  45,767   $  12,481
       Investments in trading securities.........        6,095       2,630
       Investments in available-for-sale
         securities..............................       34,020      36,176
       Accounts receivable, net..................       24,247      53,285
       Inventories...............................       55,643      74,699
       Deferred income tax benefits..............        3,845       3,845
       Other current assets......................        3,083       2,804
                                                     ---------   ---------
         Total Current Assets....................      172,700     185,920
     Property, plant and equipment, net..........      180,059     178,590
     Goodwill, net...............................       38,123      37,868
     Deferred income tax benefits................       62,318      61,146
     Other assets................................       11,066      11,432
                                                     ---------   ---------
     Total Assets................................    $ 464,266   $ 474,956
                                                     =========   =========

     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
     Current Liabilities:
       Current maturities of long-term debt......    $   8,823   $   2,834
       Loan payable to related party.............            -      21,881
       Accounts payable..........................       39,532      39,269
       Payable to related parties, net...........        1,713       2,856
       Accrued liabilities.......................       27,019      31,401
       Reserve for asbestos claims...............       48,176      30,006
                                                     ---------   ---------
         Total Current Liabilities...............      125,263     128,247
                                                     ---------   ---------
     Long-term debt less current maturities......      284,394     289,615
                                                     ---------   ---------
     Reserve for asbestos claims.................       21,110      22,333
                                                     ---------   ---------
     Reserve for product warranty claims.........       28,700      28,293
                                                     ---------   ---------
     Other liabilities...........................       22,865      22,615
                                                     ---------   ---------

     Stockholder's Equity (Deficit):
       Common stock, $.001 par value per share;
         1,000 shares authorized; 10 shares
         issued and outstanding..................            -           -
       Additional paid-in-capital................       46,936      46,936
       Excess of purchase price over the adjusted
         historical cost of the predecessor company
         shares owned by GAF's stockholders......       (7,874)     (7,874)
       Accumulated deficit.......................      (56,765)    (56,292)
       Unfunded pension liability and other......         (363)      1,083
                                                     ---------   ---------
         Stockholder's Equity (Deficit)..........      (18,066)    (16,147)
                                                     ---------   ---------
     Total Liabilities and Stockholder's Equity
       (Deficit).................................    $ 464,266   $ 474,956
                                                     =========   =========


                 See Notes to Consolidated Financial Statements

                    BUILDING MATERIALS CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Quarter Ended
                                                       ----------------------
                                                        April 2,    March 31,
                                                          1995        1996
                                                        --------    ---------
                                                             (Thousands)

     Cash and cash equivalents, beginning of period...  $ 29,015     $ 51,862
                                                        --------     --------
     Cash provided by (used in) operating activities:
       Net income.....................................       388          473
       Adjustments to reconcile net income to net cash
         used in operating activities:
           Depreciation and goodwill amortization.....     4,989        5,264
           Deferred income taxes......................       203          247
           Non-cash interest charges..................     5,334        5,752
       (Increase) decrease in working capital items...   (33,487)     (31,639)
       Increase in payable to related parties.........     4,755        1,143
       Other, net.....................................    (2,841)        (571)
                                                        --------     --------
         Net cash used in operating activities........   (20,659)     (19,331)
                                                        --------     --------

     Cash used in investing activities:
       Capital expenditures...........................    (5,601)      (3,585)
       Purchases of available-for-sale securities.....         -      (12,404)
       Proceeds from sales of available-for-sale
         securities...................................         -       12,619
                                                        --------     --------
         Net cash used in investing activities........    (5,601)      (3,370)
                                                        --------     --------

     Cash provided by (used in) financing activities:
       Proceeds (repayments) from sale of accounts
         receivable...................................     1,181      (12,055)
       Repayments of long-term debt...................      (218)      (6,873)
       Increase (decrease) in loans payable to/
         receivable from related party................      (852)      21,881
       Decrease in restricted cash....................    16,503            -
       Payments of asbestos claims....................   (16,747)     (16,947)
       Other..........................................      (100)         (56)
                                                        --------     --------
        Net cash used in financing activities.........      (233)     (14,050)
                                                        --------     --------

     Net change in cash and cash equivalents..........   (26,493)     (36,751)
                                                        --------     --------
     Cash and cash equivalents, end of period.........  $  2,522     $ 15,111
                                                        ========     ========

     Supplemental Cash Flow Information:
       Cash paid during the period for:
         Interest (net of amount capitalized).........  $    287     $     37
         Income taxes paid (refunded).................         -          (18)


                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Building Materials Corporation of America (the "Company") is a wholly owned subsidiary of GAF Building Materials Corporation ("BMC"), which is an indirect, wholly owned subsidiary of G-I Holdings Inc. ("G-I Holdings"), which in turn is a wholly owned subsidiary of GAF Corporation ("GAF"). The financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at December 31, 1995 and March 31, 1996, and the results of operations and cash flows for the periods ended April 2, 1995 and March 31, 1996. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "Form 10-K").


NOTE A:   Inventories consist of the following:

                                        December 31,     March 31,
                                            1995           1996
                                        ------------     ---------
                                                (Thousands)

          Finished goods                 $ 30,663        $ 49,266
          Work in process                   7,594           8,622
          Raw materials and supplies       17,891          17,316
                                         --------        --------
          Total                            56,148          75,204
          Less LIFO reserve                  (505)           (505)
                                         --------        --------
          Inventories                    $ 55,643        $ 74,699
                                         ========        ========


NOTE B:   Contingencies

          Asbestos Claims Filed Against GAF

               In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of BMC's asbestos-related bodily injury liabilities (whether for indemnity or defense), relating to pending cases and previously settled, but not paid, cases as of January 31, 1994, and no other asbestos liabilities of BMC. Substantially all of the Company's asbestos liability is expected to be paid by the end of 1997; $152.1 million had been paid through March 31, 1996. G-I Holdings and BMC have jointly and severally agreed to indemnify the Company against any claims related to asbestos-related liabilities, other than those assumed by the Company, in the event that claims in connection with liabilities not assumed by the Company are asserted against it.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               As of March 31, 1996, GAF had been named as a defendant in approximately 48,400 pending lawsuits involving alleged health claims relating to the inhalation of asbestos fiber ("Asbestos Claims"), having previously resolved approximately 205,000 Asbestos Claims. Plaintiffs in approximately 12,900 of the pending lawsuits were preliminarily enjoined from proceeding with their claims other than in accordance with the pending class-action settlement of future asbestos bodily injury claims (the "Settlement"). Since December 31, 1995, GAF has settled approximately 3,900 Asbestos Claims and received notice of approximately 3,200 new Asbestos Claims (of which approximately 2,300 are subject to the preliminary injunction). On May 10, 1996, the United States Court of Appeals for the Third Circuit (the "Third Circuit") issued an opinion, concluding that the class action was not certifiable as a class action, thus reversing the decision of the lower court which (i) found the Settlement fair and reasonable and (ii) issued the preliminary injunction. GAF has advised the Company that it intends to pursue vigorously a continuation of the preliminary injunction and a rehearing before the Third Circuit en banc and ultimately, if necessary, an appeal of the Third Circuit's decision to the United States Supreme Court. GAF also has advised the Company that it continues to believe the Settlement will ultimately be upheld on appeal.

               The reserves of GAF and G-I Holdings for asbestos bodily injury claims, as of March 31, 1996, were approximately $359.6 million (before estimated present value of recoveries from products liability insurance policies of approximately $185.6 million and related deferred tax benefits of approximately $66.8 million). GAF and G-I Holdings have advised the Company that certain components of the asbestos-related liability and related insurance recoveries have been reflected on a discounted basis in their financial statements, and that the aggregate undiscounted liability, as of March 31, 1996, before estimated recoveries from products liability insurance policies, was $401.9 million. The estimate of liability for Asbestos Claims is based on the Settlement becoming effective and on assumptions which relate, among other things, to the number of new cases filed, the cost of resolving (either by settlement or litigation or through the mechanism established by the Settlement) pending and future claims, the realization of related tax benefits, the favorable resolution of pending litigation against certain insurance companies and the amount of GAF's recoveries from various insurance companies.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               GAF believes that the reserves established on its books (which reflect the discounting of a portion of the liabilities), together with anticipated available insurance proceeds, will be sufficient to satisfy all pending Asbestos Claims and all claims anticipated to be resolved during the ten-year period of the Settlement. There can be no assurance, however, that the assumptions referred to above are correct.

               Although any opinion is necessarily judgmental and must be based on information currently known, it is the opinion of GAF and G-I Holdings, based on the assumptions referred to above and their analysis of their future business, financial prospects and cash flows, that asbestos-related bodily injury claims will not, individually or in the aggregate, have a materially adverse effect on the respective financial positions, results of operations or liquidity of GAF and G-I Holdings, after giving effect to the aforementioned reserves. Although management believes that the Settlement will ultimately be upheld on appeal, in the event that the Third Circuit's decision is not reversed and the Settlement is not upheld, or the conditions to the effectiveness of the Settlement are not satisfied, GAF and G-I Holdings could be required to increase their estimates of the discounted asbestos-related liabilities, and it is not currently possible to estimate the range or amount of such possible additional liability.

               The Company believes that it will not sustain any liability in connection with asbestos-related claims in excess of the $204.4 million that it has contractually assumed. While the Company cannot predict whether any asbestos-related claims above the $204.4 million will be asserted against it or its assets, or the outcome of any litigation relative to such claims, it believes that it has meritorious defenses to such claims. Moreover, it has been jointly and severally indemnified by G-I Holdings and BMC with respect to such claims, and GAF and G-I Holdings have advised the Company that, based on the assumptions referred to above, they believe they have and will have sufficient resources to enable them to satisfy their asbestos-related liabilities. Should GAF or BMC be unable to satisfy judgments against it in asbestos-related lawsuits, its judgment creditors might seek to enforce their judgments against the assets of GAF or BMC, including its holdings of common stock of the Company, and such enforcement could result in a change of control with respect to the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               GAF has also been named as a co-defendant in asbestos-in-buildings cases for economic and property damage or other injuries based upon an alleged present or future need to remove asbestos-containing materials from public and private buildings. Since these actions were first initiated 13 years ago, GAF has not only successfully disposed of approximately 138 such cases at an average cost (including cases disposed of at no cost to GAF) of approximately $13,500 per case (all of which have been paid by insurance under reservation of rights), but is a co-defendant in only 10 remaining lawsuits.

          Environmental Litigation

               The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated sites, a number of which are in the early stages or have been dormant for protracted periods.

               At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. Although it is difficult to predict the ultimate resolution of these claims, based on the Company's evaluation of the financial responsibility of the parties involved and their insurers, relevant legal issues and cost sharing arrangements now in place, the Company estimates that its liability in respect of all Environmental Claims, including certain environmental compliance expenses, as of March 31, 1996, will be approximately $1.4 million, before insurance recoveries reflected on its balance sheet of $.6 million ("estimated recoveries"). The Company believes that the ultimate disposition of such matters will not, individually or in the aggregate, have a material adverse effect on the results of operations, liquidity or financial position of the Company.

               After considering the relevant legal issues and other pertinent factors, the Company believes that it will receive the estimated recoveries and it may receive amounts substantially in excess thereof. The Company believes it is entitled to substantially full defense and indemnity under its insurance policies for most Environmental Claims, although the Company's insurers have not affirmed a legal obligation under the policies to provide indemnity for such claims.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               The estimated recoveries are based in part upon interim agreements with certain insurers. The Company terminated these agreements in 1995, and GAF commenced litigation on behalf of itself and its subsidiaries seeking amounts substantially in excess of the estimated recoveries. While the Company believes that its claims are meritorious, there can be no assurance that the Company will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

               For further information regarding asbestos-related and environmental matters, reference is made to "Item 3. Legal Proceedings" and Note 3 to Consolidated Financial Statements contained in the Company's Form 10-K.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations - First Quarter 1996 Compared With
                        First Quarter 1995

     The Company recorded first quarter 1996 net income of $.5 million compared with first quarter 1995 net income of $.4 million. The increase in net income resulted from higher operating income, mostly offset by increased interest expense.

     The Company's net sales for the first quarter of 1996 were $146.3 million, a 5.5% increase over last year's sales of $138.6 million, primarily reflecting higher average selling prices and increased unit volumes of commercial roofing products.

     Gross profit margin increased to 26.4% in the first quarter of 1996 from 25.7% in the first quarter of 1995, resulting primarily from higher average selling prices. Selling, general and administrative expenses increased slightly as a percentage of net sales from 20.7% in 1995 to 20.9% in 1996.

     Operating income for the quarter was $8.1 million compared with the $7 million recorded in the first quarter of 1995, principally reflecting the increased sales and improved margins.

     Interest expense increased to $7.1 million in the first quarter of 1996 from $6 million last year, reflecting higher debt levels. Other expense, net decreased to $.2 million from $.3 million, primarily as a result of higher investment and interest income (up $.9 million), partially offset by an increase in expenses related to the sale of the Company's trade accounts receivable and certain litigation costs.


Liquidity and Financial Condition

     The Company used $19.3 million of cash in operations during the first quarter of 1996, invested $3.6 million in capital programs, and generated $.2 million from net sales of available-for-sale securities, for a net cash outflow of $22.8 million before financing activities.

     Cash invested in additional working capital totaled $31.6 million during the first quarter of 1996. This amount principally reflected a seasonal increase in inventories of $19.1 million and a $17 million increase in the receivable from the trust which purchases the Company's trade accounts receivable.

     Cash used in financing activities for the first quarter of 1996 totaled $14.1 million, reflecting $16.9 million in payments of asbestos claims, $12.1 million of repayments related to the sale of receivables to the trust and $6.9 million in repayments of long-term debt, partially offset by a $21.9 million loan from an affiliate.

     As a result of the foregoing factors, cash and cash equivalents decreased by $36.8 million during the first quarter of 1996 to $15.1 million (excluding $36.2 million of available-for-sale securities).

     As of March 31, 1996, $30.4 million of letters of credit were outstanding under the Company's revolving lines of credit and no amounts had been borrowed thereunder.

     As of March 31, 1996 the current portion of the reserve for asbestos claims was $30 million. Substantially all of the asbestos-related liabilities assumed by the Company are expected to be paid by the end of 1997. The Company anticipates funding such obligations from operations, existing cash and equivalents and/or borrowings (which may include borrowings from affiliates).

     See Note B to Consolidated Financial Statements for information regarding contingencies.

                                     PART II

                                OTHER INFORMATION



Item 1.  Legal Proceedings

     The discussion relating to legal proceedings contained in Note B to Consolidated Financial Statements in Part I is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b) No Reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Building Materials Corporation of America



DATE: May 14, 1996           BY:/s/Leonard S. Goodman
      ------------              ---------------------------
                                Leonard S. Goodman
                                Vice President - Finance and
                                  Chief Financial Officer
                               (Principal Financial and
                                Accounting Officer)