Form 10-Q
period 1996-06-30
BUILDING MATERIALS CORP OF AMERICA
filed 1996-08-14
CIK 927314

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended June 30, 1996

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


YES  /X/          NO  / /


As of August 12, 1996, the Registrant had 10 shares of common stock, $.001 par value, outstanding.

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS


                   BUILDING MATERIALS CORPORATION OF AMERICA

                       CONSOLIDATED STATEMENTS OF INCOME


                                     Second Quarter Ended    Six Months Ended
                                     --------------------   ------------------
                                      July 2,   June 30,     July 2,  June 30,
                                       1995       1996        1995      1996
                                     --------   --------    --------  --------
                                                    (Thousands)

Net sales..........................  $177,118   $208,071    $315,708  $354,336
                                     --------   --------    --------  --------

Costs and expenses:
  Cost of products sold............   127,022    148,850     229,929   256,439
  Selling, general and
    administrative.................    34,295     39,574      63,019    70,171
                                     --------   --------    --------  --------

    Total costs and expenses.......   161,317    188,424     292,948   326,610
                                     --------   --------    --------  --------

Operating income...................    15,801     19,647      22,760    27,726
Interest expense...................    (6,029)    (7,407)    (12,009)  (14,540)
Other expense, net.................    (1,820)      (305)     (2,153)     (475)
                                     --------   --------    --------  --------

Income before income taxes.........     7,952     11,935       8,598    12,711
Income taxes.......................    (3,156)    (4,655)     (3,414)   (4,958)
                                     --------   --------    --------  --------

Net income.........................  $  4,796   $  7,280    $  5,184  $  7,753
                                     ========   ========    ========  ========


                See Notes to Consolidated Financial Statements

                   BUILDING MATERIALS CORPORATION OF AMERICA

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,      June 30,
                                                        1995            1996
                                                    ------------    ----------
ASSETS                                                     (Thousands)
Current Assets:
  Cash..........................................      $  45,767      $   6,023
  Investments in trading securities.............          6,095          3,016
  Investments in available-for-sale securities..         34,020         34,656
  Accounts receivable, net......................         24,247         63,480
  Inventories...................................         55,643         69,807
  Deferred income tax benefits..................          3,845          3,845
  Other current assets..........................          3,083          2,586
                                                      ---------      ---------
    Total Current Assets........................        172,700        183,413
Property, plant and equipment, net..............        180,059        177,339
Goodwill, net...................................         38,123         37,597
Deferred income tax benefits....................         62,318         57,227
Other assets....................................         11,066         11,384
                                                      ---------      ---------
Total Assets....................................      $ 464,266      $ 466,960
                                                      =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
  Short-term debt...............................      $       -      $   4,582
  Current maturities of long-term debt..........          8,823          3,302
  Loan payable to related party.................              -          2,447
  Accounts payable..............................         39,532         41,089
  Payable to related parties, net...............          1,713         10,869
  Accrued liabilities...........................         27,019         34,371
  Reserve for asbestos claims...................         48,176         24,508
                                                      ---------      ---------
    Total Current Liabilities...................        125,263        121,168
                                                      ---------      ---------
Long-term debt less current maturities..........        284,394        294,992
                                                      ---------      ---------
Reserve for asbestos claims.....................         21,110         11,039
                                                      ---------      ---------
Reserve for product warranty claims.............         28,700         26,971
                                                      ---------      ---------
Other liabilities...............................         22,865         22,737
                                                      ---------      ---------

Stockholder's Equity (Deficit):
  Common stock, $.001 par value per share;
    1,000 shares authorized; 10 shares issued
    and outstanding.............................              -              -
  Additional paid-in capital....................         46,936         46,936
  Excess of purchase price over the adjusted
    historical cost of the predecessor company
    shares owned by GAF's stockholders..........         (7,874)        (7,874)
  Accumulated deficit...........................        (56,765)       (49,012)
  Unfunded pension liability and other..........           (363)             3
                                                      ---------      ---------
    Stockholder's Equity (Deficit)..............        (18,066)        (9,947)
                                                      ---------      ---------
Total Liabilities and Stockholder's Equity
  (Deficit).....................................      $ 464,266      $ 466,960
                                                      =========      =========


                See Notes to Consolidated Financial Statements

                   BUILDING MATERIALS CORPORATION OF AMERICA

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Six Months Ended
                                                          --------------------
                                                           July 2,    June 30,
                                                            1995        1996
                                                          --------    --------
                                                               (Thousands)

Cash and cash equivalents, beginning of period.........   $ 29,015    $ 51,862
                                                          --------    --------

Cash provided by (used in) operating activities:
  Net income...........................................      5,184       7,753
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and goodwill amortization...........     10,109      10,733
      Deferred income taxes............................      3,312       4,858
      Non-cash interest charges........................     10,623      11,560
  (Increase) decrease in working capital items.........    (47,763)    (60,365)
  Increase in payable to related parties...............      4,948       9,156
  Other, net...........................................     (3,243)     (1,283)
                                                          --------    --------
    Net cash used in operating activities..............    (16,830)    (17,588)
                                                          --------    --------

Cash used in investing activities:
  Capital expenditures.................................    (12,032)     (7,607)
  Purchases of available-for-sale securities...........          -     (43,170)
  Designation of trading securities as available-
    for-sale...........................................          -      (8,206)
  Proceeds from sales of available-for-sale securities.          -      51,339
                                                          --------    --------
    Net cash used in investing activities..............    (12,032)     (7,644)
                                                          --------    --------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable............     21,321      16,378
  Increase in short-term debt..........................          -       4,582
  Repayments of long-term debt.........................       (617)     (7,203)
  Change in loans payable to/receivable from related
    party..............................................     (3,568)      2,447
  Decrease in restricted cash..........................     24,484           -
  Payments of asbestos claims..........................    (32,175)    (33,739)
  Other................................................        (98)        (56)
                                                          --------    --------
    Net cash provided by (used in) financing activities      9,347     (17,591)
                                                          --------    --------
Net change in cash and cash equivalents................    (19,515)    (42,823)
                                                          --------    --------
Cash and cash equivalents, end of period...............   $  9,500    $  9,039
                                                          ========    ========


Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)...............   $    973    $  1,930
    Income taxes.......................................          -          85



                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Building Materials Corporation of America (the "Company") is a wholly owned subsidiary of GAF Building Materials Corporation ("BMC"), which is an indirect, wholly owned subsidiary of G-I Holdings Inc. ("G-I Holdings"), which in turn is a wholly owned subsidiary of GAF Corporation ("GAF"). The financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at December 31, 1995 and June 30, 1996, and the results of operations and cash flows for the periods ended July 2, 1995 and June 30, 1996. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "Form 10-K").

NOTE A:   Inventories consist of the following:

                                               December 31,    June 30,
                                                   1995          1996
                                               ------------    --------
                                                       (Thousands)
          Finished goods.....................     $ 30,663     $ 44,457
          Work in process....................        7,594        8,448
          Raw materials and supplies.........       17,891       17,607
                                                  --------     --------
          Total..............................       56,148       70,512
          Less LIFO reserve..................         (505)        (705)
                                                  --------     --------
          Inventories........................     $ 55,643     $ 69,807
                                                  ========     ========

NOTE B:   Contingencies

          Asbestos Claims Filed Against GAF

               In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of BMC's asbestos-related bodily injury liabilities (whether for indemnity or defense), relating to pending cases and previously settled, but not paid, cases as of January 31, 1994, and no other asbestos liabilities of BMC. Substantially all of the Company's asbestos liability is expected to be paid by the end of 1997; $168.9 million had been paid through June 30, 1996. G-I Holdings and BMC have jointly and severally agreed to indemnify the Company against any claims related to asbestos-related liabilities, other than those assumed by the Company, in the event that claims in connection with liabilities not assumed by the Company are asserted against it.

               As of June 30, 1996, GAF had been named as a defendant in approximately 46,500 pending lawsuits involving alleged health claims relating to the inhalation of asbestos fiber ("Asbestos Claims"), having previously resolved approximately 220,000 Asbestos Claims. Plaintiffs in approximately 19,500 of the pending lawsuits were preliminarily enjoined from proceeding with their claims other than in accordance with the pending class-action settlement of future asbestos bodily injury claims (the "Settlement"). Since December 31, 1995, GAF has settled approximately 18,700 Asbestos Claims and received notice of approximately 15,500 new Asbestos Claims (of which approximately 11,900 are subject to the preliminary injunction). On May 10, 1996, the United States Court of Appeals for the Third Circuit (the "Third Circuit") issued an opinion, concluding that the class action was not certifiable as a class action, thus reversing the decision of the lower court which (i) found the Settlement fair and reasonable and (ii) issued the preliminary injunction. GAF has advised the Company that it intends to file a petition for a writ of certiorari with the United States Supreme Court to pursue an appeal of the Third Circuit's decision. GAF also has advised the Company that it continues to believe the Settlement should ultimately be upheld on appeal, although there can be no assurance in this regard.

               The reserves of GAF and G-I Holdings for asbestos bodily injury claims, as of June 30, 1996, were approximately $341.5 million (before estimated present value of recoveries from products liability insurance policies of approximately $188.1 million and related deferred tax benefits of approximately $54.9 million). GAF and G-I Holdings have advised the Company that certain components of the asbestos-related liability and related insurance recoveries have been reflected on a discounted basis in their financial statements, and that the aggregate undiscounted liability, as of June 30, 1996, before estimated recoveries from products liability insurance policies, was $380.9 million. The estimate of liability for Asbestos Claims is based on the Settlement becoming effective and on assumptions which relate, among other things, to the number of new cases filed, the cost of resolving (either by settlement or litigation or through the mechanism established by the Settlement) pending and future claims, the realization of related tax benefits, the favorable resolution of pending litigation against certain insurance companies and the amount of GAF's recoveries from various insurance companies.

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

               Although any opinion is necessarily judgmental and must be based on information currently known, it is the opinion of GAF and G-I Holdings, based on the assumptions referred to above and their analysis of their future business, financial prospects and cash flows, that asbestos-related bodily injury claims will not, individually or in the aggregate, have a materially adverse effect on the respective financial positions, results of operations or liquidity of GAF and G-I Holdings, after giving effect to the aforementioned reserves. In the event that the Third Circuit's decision is not reversed and the Settlement is not upheld, or the conditions to the effectiveness of the Settlement are not satisfied, GAF and G-I Holdings could be required to increase their estimates of the asbestos-related liabilities and adjust any related discounts, and it is not currently possible to estimate the range or amount of such possible additional liability.

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

               GAF has also been named as a co-defendant in asbestos-in-buildings cases for economic and property damage or other injuries based upon an alleged present or future need to remove asbestos-containing materials from public and private buildings. Since these actions were first initiated 13 years ago, GAF has not only successfully disposed of approximately 140 such cases at an average cost (including cases disposed of at no cost to GAF) of approximately $15,000 per case (all of which have been paid by insurance under reservation of rights), but is a co-defendant in only 8 remaining lawsuits.

          Environmental Litigation

               The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated sites, a number of which are in the early stages or have been dormant for protracted periods.

               At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. Although it is difficult to predict the ultimate resolution of these claims, based on the Company's evaluation of the financial responsibility of the parties involved and their insurers, relevant legal issues and cost sharing arrangements now in place, the Company estimates that its liability in respect of all Environmental Claims, including certain environmental compliance expenses, as of June 30, 1996, will be approximately $1.4 million, before insurance recoveries reflected on its balance sheet of $.5 million ("estimated recoveries"). The Company believes that the ultimate disposition of such matters will not, individually or in the aggregate, have a material adverse effect on the results of operations, liquidity or financial position of the Company.

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

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter 1996 Compared With
                        Second Quarter 1995

     The Company recorded second quarter 1996 net income of $7.3 million compared with second quarter 1995 net income of $4.8 million. The 52% increase in net income resulted from higher operating income and lower other expense, partially offset by increased interest expense.

     The Company's net sales for the second quarter of 1996 were $208.1 million, a 17% increase over last year's sales of $177.1 million, primarily reflecting increased unit volumes of both residential and commercial roofing products and higher average selling prices.

     Gross profit margin increased slightly to 28.5% in the second quarter of 1996 from 28.3% in the second quarter of 1995, resulting primarily from higher average selling prices. Selling, general and administrative expenses decreased as a percentage of net sales from 19.4% in 1995 to 19.0% in 1996.

     Operating income for the second quarter was $19.6 million, a 24% increase over the $15.8 million recorded in the second quarter of 1995, principally reflecting the increased sales and improved margins.

     Interest expense increased to $7.4 million in the second quarter of 1996 from $6 million last year, reflecting higher debt levels. Other expense, net decreased to $.3 million from $1.8 million, primarily as a result of higher investment and interest income (up $1.4 million).

Results of Operations - Six Months 1996 Compared With
                        Six Months 1995

     For the first six months of 1996, the Company recorded net income of $7.8 million compared with net income of $5.2 million for the first six months of 1995. The 50% increase in net income was attributable to improved operating income and lower other expense, partially offset by higher interest expense.

     The Company's net sales for the first six months of 1996 were $354.3 million compared with $315.7 million for the same period last year. The 12% sales growth reflected increased unit volumes of both residential and commercial roofing products and higher average selling prices.

     Gross profit margin improved to 27.6% for the first six months of 1996 from 27.2% last year, resulting primarily from higher average selling prices. Selling, general and administrative expenses decreased slightly as a percentage of net sales from 20% in 1995 to 19.8% in 1996.

     Operating income for the first six months of 1996 was $27.7 million, a 22% increase over the $22.8 million recorded in the same period of last year. The higher operating income was attributable to the increased sales and improved margins.

     Interest expense increased to $14.5 million in the first six months of 1996 from $12 million last year, reflecting higher debt levels. Other expense, net decreased to $.5 million from $2.2 million, primarily as a result of higher investment and interest income (up $2.3 million).

Liquidity and Financial Condition

     The Company used $17.6 million of cash in operations during the first six months of 1996, and invested $7.6 million in capital programs and net purchases of available-for-sale securities, for a net cash outflow of $25.2 million before financing activities.

     Cash invested in additional working capital totaled $60.4 million during the first six months of 1996. This amount primarily reflected a seasonal increase in inventories of $14.2 million and a $36 million increase in the receivable from the trust which purchases the Company's trade accounts receivable.

     Cash used in financing activities for the first six months of 1996 totaled $17.6 million, reflecting $33.7 million in payments of asbestos claims and $7.2 million in repayments of long-term debt, partially offset by $16.4 million proceeds from the sale of receivables, $4.6 million of short-term borrowings and a $2.4 million loan from an affiliate.

     As a result of the foregoing factors, cash and cash equivalents decreased by $42.8 million during the first six months of 1996 to $9 million (excluding $34.7 million of available-for-sale securities).

     In June 1996, the Company's bank credit facilities were extended to June 1997 on the same terms and conditions. Such facilities provide for revolving lines of credit of up to $30 million and letters of credit facilities of up to $39 million, provided that total borrowings and outstanding letters of credit may not exceed $40 million. As of June 30, 1996, $33.1 million of letters of credit were outstanding and no amounts had been borrowed thereunder.

     As of June 30, 1996, the current portion of the reserve for asbestos claims was $24.5 million. Substantially all of the asbestos-related liabilities assumed by the Company are expected to be paid by the end of 1997. The Company anticipates funding such obligations from operations, existing cash and equivalents and/or borrowings (which may include borrowings from affiliates).

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

(b)  No Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURES
                                  -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Building Materials Corporation of America


DATE:  August 13, 1996        BY:  /s/John F. Rebele
       ---------------             ---------------------------
                                   John F. Rebele
                                   Vice President and Controller
                                   (Principal Accounting Officer)