Form 10-Q
period 1996-09-29
BUILDING MATERIALS CORP OF AMERICA
filed 1996-10-29
CIK 927314

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For The Quarterly Period Ended September 29, 1996

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


YES  /X/          NO  / /


As of October 28, 1996, the Registrant had 10 shares of common stock, $.001 par value, outstanding.

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS


                   BUILDING MATERIALS CORPORATION OF AMERICA

                       CONSOLIDATED STATEMENTS OF INCOME


                                      Third Quarter Ended   Nine Months Ended
                                     --------------------  -------------------
                                      Oct. 1,   Sept. 29,   Oct. 1,  Sept. 29,
                                       1995       1996       1995      1996
                                     --------   --------   --------  ---------
                                                    (Thousands)

Net sales..........................  $191,953   $226,666    $507,661  $581,002
                                     --------   --------    --------  --------

Costs and expenses:
  Cost of products sold............   139,743    162,882     369,672   419,321
  Selling, general and
    administrative.................    36,586     43,456      99,605   113,627
                                     --------   --------    --------  --------

    Total costs and expenses.......   176,329    206,338     469,277   532,948
                                     --------   --------    --------  --------

Operating income...................    15,624     20,328      38,384    48,054
Interest expense...................    (6,194)    (7,351)    (18,203)  (21,891)
Other expense, net.................    (1,384)       (15)     (3,537)     (490)
                                     --------   --------    --------  --------

Income before income taxes.........     8,046     12,962      16,644    25,673
Income taxes.......................    (3,232)    (5,054)     (6,646)  (10,012)
                                     --------   --------    --------  --------

Net income.........................  $  4,814   $  7,908    $  9,998  $ 15,661
                                     ========   ========    ========  ========


                See Notes to Consolidated Financial Statements

                   BUILDING MATERIALS CORPORATION OF AMERICA

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,  September 29,
                                                        1995          1996
                                                    ------------  -------------
ASSETS                                                     (Thousands)
Current Assets:
  Cash..........................................      $  45,767      $  12,648
  Investments in trading securities.............          6,095            436
  Investments in available-for-sale securities..         34,020         28,961
  Accounts receivable, other....................         24,247         57,739
  Loan receivable from related party............              -         21,953
  Inventories...................................         55,643         66,246
  Deferred income tax benefits..................          3,845          3,845
  Other current assets..........................          3,083          2,557
                                                      ---------      ---------
    Total Current Assets........................        172,700        194,385
Property, plant and equipment, net..............        180,059        192,349
Goodwill, net...................................         38,123         37,326
Deferred income tax benefits....................         62,318         52,290
Other assets....................................         11,066         12,700
                                                      ---------      ---------
Total Assets....................................      $ 464,266      $ 489,050
                                                      =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
  Short-term debt...............................      $       -      $     256
  Current maturities of long-term debt..........          8,823          3,124
  Accounts payable..............................         39,532         47,221
  Payable to related parties, net...............          1,713          8,993
  Accrued liabilities...........................         27,019         39,734
  Reserve for asbestos claims...................         48,176         20,581
                                                      ---------      ---------
    Total Current Liabilities...................        125,263        119,909
                                                      ---------      ---------
Long-term debt less current maturities..........        284,394        300,821
                                                      ---------      ---------
Reserve for asbestos claims.....................         21,110          4,989
                                                      ---------      ---------
Reserve for product warranty claims.............         28,700         28,782
                                                      ---------      ---------
Other liabilities...............................         22,865         22,734
                                                      ---------      ---------

Stockholder's Equity (Deficit):
  Common stock, $.001 par value per share;
    1,000 shares authorized; 10 shares issued
    and outstanding.............................              -              -
  Additional paid-in capital....................         46,936         60,797
  Excess of purchase price over the adjusted
    historical cost of the predecessor company
    shares owned by GAF's stockholders..........         (7,874)        (7,874)
  Accumulated deficit...........................        (56,765)       (41,104)
  Unfunded pension liability and other..........           (363)            (4)
                                                      ---------      ---------
    Stockholder's Equity (Deficit)..............        (18,066)        11,815
                                                      ---------      ---------
Total Liabilities and Stockholder's Equity
  (Deficit).....................................      $ 464,266      $ 489,050
                                                      =========      =========


                See Notes to Consolidated Financial Statements

                   BUILDING MATERIALS CORPORATION OF AMERICA

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Nine Months Ended
                                                          --------------------
                                                           Oct. 1,   Sept. 29,
                                                            1995       1996
                                                          --------   ---------
                                                               (Thousands)

Cash and cash equivalents, beginning of period.........   $ 29,015    $ 51,862
                                                          --------    --------

Cash provided by operating activities:
  Net income...........................................      9,998      15,661
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and goodwill amortization...........     15,345      16,571
      Deferred income taxes.. .........................      6,494       9,799
      Non-cash interest charges........................     16,118      17,661
  (Increase) decrease in working capital items.........    (36,124)    (39,847)
  Increase in payable to related parties...............      6,059       7,280
  Other, net...........................................     (3,421)     (1,541)
                                                          --------    --------
    Net cash provided by operating activities.............  14,469      25,584
                                                          --------    --------

Cash used in investing activities:
  Capital expenditures and acquisition.................    (18,930)    (12,907)
  Purchases of available-for-sale securities...........          -    (106,452)
  Designation of trading securities as available-
    for-sale...........................................          -      (8,206)
  Proceeds from sales of available-for-sale securities.          -     120,305
                                                          --------    --------
    Net cash used in investing activities..............    (18,930)     (7,260)
                                                          --------    --------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable............     23,511      16,378
  Increase in short-term debt..........................          -         256
  Repayments of long-term debt.........................     (1,029)     (8,011)
  Increase in loan receivable from related party.......     (4,697)    (21,953)
  Decrease in restricted cash..........................     24,484           -
  Payments of asbestos claims..........................    (43,524)    (43,716)
  Other................................................       (295)        (56)
                                                          --------    --------
    Net cash used in financing activities..............     (1,550)    (57,102)
                                                          --------    --------
Net change in cash and cash equivalents................     (6,011)    (38,778)
                                                          --------    --------
Cash and cash equivalents, end of period...............   $ 23,004    $ 13,084
                                                          ========    ========


Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)...............   $  1,739    $  2,783
    Income taxes.......................................        189         143



                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Building Materials Corporation of America (the "Company") is a wholly owned subsidiary of GAF Building Materials Corporation ("BMC"), which is an indirect, wholly owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly owned subsidiary of ISP Holdings Inc. ("ISP Holdings"), which in turn is a wholly owned subsidiary of GAF Corporation ("GAF"). The financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at December 31, 1995 and September 29, 1996, and the results of operations and cash flows for the periods ended October 1, 1995 and September 29, 1996. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "Form 10-K").

NOTE A:   Inventories consist of the following:

                                               December 31,   Sept. 29,
                                                   1995         1996
                                               ------------   ---------
                                                       (Thousands)
          Finished goods.....................     $ 30,663    $  39,844
          Work in process....................        7,594        8,858
          Raw materials and supplies.........       17,891       18,449
                                                ----------    ---------
          Total..............................       56,148       67,151
          Less LIFO reserve..................         (505)        (905)
                                                ----------    ---------
          Inventories........................     $ 55,643    $  66,246
                                                ==========    =========

NOTE B:   Contingencies

          Asbestos Claims Filed Against GAF

               In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of BMC's asbestos-related bodily injury liabilities (whether for indemnity or defense), relating to pending cases and previously settled, but not paid, cases as of January 31, 1994, and no other asbestos liabilities of BMC. Substantially all of the Company's asbestos liability is expected to be paid by the end of 1997; $178.8 million had been paid through September 29, 1996. G-I Holdings and BMC have jointly and severally agreed to indemnify the Company against any claims related to asbestos-related liabilities, other than those assumed by the Company, in the event that claims in connection with liabilities not assumed by the Company are asserted against it.

               As of September 29, 1996, GAF had been named as a defendant in approximately 59,300 pending lawsuits involving alleged health claims relating to the inhalation of asbestos fiber ("Asbestos Claims"), having previously resolved approximately 221,000 Asbestos Claims. Plaintiffs in approximately 31,200 of the pending lawsuits were preliminarily enjoined from proceeding with their claims other than in accordance with the pending class-action settlement of future asbestos bodily injury claims (the "Settlement"). Since December 31, 1995, GAF has settled approximately 19,900 Asbestos Claims and received notice of approximately 29,500 new Asbestos Claims (of which approximately 23,800 are subject to the preliminary injunction). On May 10, 1996, the United States Court of Appeals for the Third Circuit (the "Third Circuit") issued an opinion, concluding that the class action was not certifiable as a class action, thus reversing the decision of the lower court which (i) found the Settlement fair and reasonable and (ii) issued the preliminary injunction. GAF has filed a petition for a writ of certiorari with the United States Supreme Court to pursue an appeal of the Third Circuit's decision. GAF has advised the Company that it continues to believe the Settlement should ultimately be upheld on appeal, although there can be no assurance in this regard.

               The reserves of GAF and G-I Holdings for asbestos bodily injury claims, as of September 29, 1996, were approximately $357.8 million (before estimated present value of recoveries from products liability insurance policies of approximately $211 million and related deferred tax benefits of approximately $51.4 million). GAF and G-I Holdings have advised the Company that certain components of the asbestos-related liability and related insurance recoveries have been reflected on a discounted basis in their financial statements, and that the aggregate undiscounted liability, as of September 29, 1996, before estimated recoveries from products liability insurance policies, was $398.1 million. The estimate of liability for Asbestos Claims is based on the Settlement becoming effective and on assumptions which relate, among other things, to the number of new cases filed, the cost of resolving (either by settlement or litigation or through the mechanism established by the Settlement) pending and future claims, the realization of related tax benefits, the favorable resolution of pending litigation against certain insurance companies and the amount of GAF's recoveries from various insurance companies.

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

          Environmental Litigation

               The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters in which recovery is sought for the cost of cleanup of contaminated sites, a number of which are in the early stages or have been dormant for protracted periods. At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site.
          The Company believes that the ultimate disposition of such matters will not, individually or in the aggregate, have a material adverse effect on the results of operations, liquidity or financial position of the Company.

               For further information regarding asbestos-related and environmental matters and other litigation, reference is made to "Item 3. Legal Proceedings" and Note 3 to Consolidated Financial Statements contained in the Company's Form 10-K.

NOTE C: Subject to certain conditions, GAF intends to effect a series of transactions involving its subsidiaries that will result in, among other things, (1) the capital stock of ISP Holdings (whose principal asset will then be approximately 83% of the issued and outstanding common stock of International Specialty Products Inc. ("ISP")) being distributed to the stockholders of GAF, (2) the Company's manufacturing facility in Nashville, Tennessee (and certain related assets and liabilities) being transferred to GAF Chemicals Corporation ("GCC"), a subsidiary of GAF, and (3) U.S. Intec Inc. becoming a subsidiary of the Company. As a result, ISP Holdings and ISP will no longer be direct or indirect subsidiaries of GAF, and the Company will remain a subsidiary of GAF. In that connection, GCC will enter into a long-term supply agreement with the Company under which GCC will supply glass fiber to the Company.

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter 1996 Compared With
                        Third Quarter 1995

     The Company recorded third quarter 1996 net income of $7.9 million compared with third quarter 1995 net income of $4.8 million. The 64% increase in net income resulted from higher operating income and lower other expense, partially offset by increased interest expense.

     The Company's net sales for the third quarter of 1996 were $226.7 million, an 18% increase over last year's sales of $192 million, primarily reflecting increased unit volumes of both residential and commercial roofing products and higher average selling prices.

     Gross profit margin increased to 28.1% in the third quarter of 1996 from 27.2% in the third quarter of 1995, resulting primarily from higher average selling prices. Selling, general and administrative expenses increased slightly as a percentage of net sales from 19.1% in 1995 to 19.2% in 1996.

     Operating income for the third quarter was $20.3 million, a 30% increase over the $15.6 million recorded in the third quarter of 1995, principally reflecting the increased sales and improved margins.

     Interest expense increased to $7.3 million in the third quarter of 1996 from $6.2 million last year, reflecting higher debt levels. Other expense, net was less than $.1 million compared with $1.4 million last year, primarily reflecting higher investment and interest income (up $1.7 million).

Results of Operations - Nine Months 1996 Compared With
                        Nine Months 1995

     For the first nine months of 1996, the Company recorded net income of $15.7 million compared with net income of $10 million for the first nine months of 1995. The 57% increase in net income was attributable to improved operating income and lower other expense, partially offset by higher interest expense.

     The Company's net sales for the first nine months of 1996 were $581 million compared with $507.7 million for the same period last year. The 14% sales growth reflected increased unit volumes of both residential and commercial roofing products and higher average selling prices.

     Gross profit margin improved to 27.8% for the first nine months of 1996 from 27.2% last year, resulting primarily from higher average selling prices. Selling, general and administrative expenses as a percentage of net sales were 19.6% in each period.

     Operating income for the first nine months of 1996 was $48.1 million, a 25% increase over the $38.4 million recorded in the same period of last year. The higher operating income was attributable to the increased sales and improved margins.

     Interest expense increased to $21.9 million in the first nine months of 1996 from $18.2 million last year, reflecting higher debt levels. Other expense, net decreased to $.5 million from $3.5 million, primarily as a result of higher investment and interest income (up $4.0 million).

Liquidity and Financial Condition

     The Company generated $25.6 million of cash from operations during the first nine months of 1996, and invested $7.3 million in capital programs and net purchases of available-for-sale securities, for a net cash outflow of $18.3 million before financing activities.

     Cash invested in additional working capital totaled $39.8 million during the first nine months of 1996. This amount primarily reflected a seasonal increase in inventories of $10.6 million and a $33.4 million increase in the receivable from the trust which purchases the Company's trade accounts receivable.

     Cash used in financing activities for the first nine months of 1996 totaled $57.1 million, primarily reflecting $43.7 million in payments of asbestos claims, $8.0 million in repayments of long-term debt and a $22 million loan to an affiliate, partially offset by $16.4 million proceeds from the sale of receivables.

     As a result of the foregoing factors, cash and cash equivalents decreased by $38.8 million during the first nine months of 1996 to $13.1 million (excluding $29 million of available-for-sale securities).

     In June 1996, the Company's bank credit facilities were extended to June 1997 on the same terms and conditions. Such facilities provide for revolving lines of credit of up to $30 million and letters of credit facilities of up to $39 million, provided that total borrowings and outstanding letters of credit may not exceed $40 million. As of September 29, 1996, $33.1 million of letters of credit were outstanding and no amounts had been borrowed thereunder.

     As of September 29, 1996, the current portion of the reserve for asbestos claims was $20.6 million. Substantially all of the asbestos-related liabilities assumed by the Company are expected to be paid by the end of 1997. The Company anticipates funding such obligations from operations, existing cash and equivalents and/or borrowings (which may include borrowings from affiliates).

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

(b)  No Reports on Form 8-K were filed during the quarter ended
     September 29, 1996.

                                  SIGNATURES
                                  -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Building Materials Corporation of America


DATE:  October 29, 1996        BY:  /s/John F. Rebele
       ----------------            ---------------------------
                                   John F. Rebele
                                   Vice President and Controller
                                   (Principal Accounting Officer)