Form 10-K
period 1996-12-31
BUILDING MATERIALS CORP OF AMERICA
filed 1997-03-28
CIK 927314

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                         TO

                        COMMISSION FILE NUMBER 33-81808

                   BUILDING MATERIALS CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)

                                                       22-3276290
                DELAWARE                            (I.R.S. Employer
        (State of Incorporation)                  Identification No.)

             1361 ALPS ROAD
           WAYNE, NEW JERSEY                             07470
(Address of Principal Executive Offices)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 628-3000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of March 21, 1997, 1,000,010 shares of the Registrant's common stock were outstanding. All of the voting stock of the Registrant is held by GAF Building Materials Corporation.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

BUILDING MATERIALS CORPORATION OF AMERICA

     Building Materials Corporation of America ('BMCA' or the 'Company') is a leading national manufacturer of a broad line of asphalt roofing products and accessories for the residential and commercial roofing markets. The Company, incorporated under the laws of Delaware in 1994, is a wholly-owned subsidiary of GAF Building Materials Corporation ('GAFBMC'). The Company acquired the operating assets and certain liabilities of GAFBMC in 1994. GAFBMC is a wholly-owned subsidiary of G Industries Corp. ('G Industries'), which is a holding company that also owns all of the capital stock of GAF Fiberglass Corporation ('GFC'). G Industries is a wholly-owned subsidiary of G-I Holdings Inc. ('G-I Holdings'), which is a wholly-owned subsidiary of GAF Corporation ('GAF'). GAF is controlled by Samuel J. Heyman, Chairman of the Board of Directors and Chief Executive Officer of each of GAF, G-I Holdings, G Industries, GAFBMC, GFC and the Company. The Company does business under the name 'GAF Materials Corporation.' The principal executive offices of the Company are located at 1361 Alps Road, Wayne, New Jersey 07470, telephone (201) 628-3000. As used herein, the 'Company' includes BMCA's consolidated subsidiaries.

     On January 1, 1997, GAF effected a series of transactions (collectively, the 'Separation Transactions') involving its subsidiaries that resulted in, among other things, (1) the Company's glass fiber manufacturing facility in Nashville, Tennessee (and certain related assets and liabilities) being transferred to GFC, and (2) U.S. Intec, Inc. ('USI'), an indirect subsidiary of GAF, becoming a subsidiary of the Company. In connection with the Separation Transactions, GFC entered into a long-term supply agreement with the Company pursuant to which GFC agreed to produce glass fiber for the Company. See Item 13, 'Certain Relationships and Related Transactions.' The financial and statistical data regarding the Company presented herein reflect the results of USI from and after October 20, 1995, the date on which USI was acquired by a subsidiary of GAF, except as expressly set forth herein.

RESIDENTIAL ROOFING

     The Company is a leading manufacturer of a complete line of premium residential roofing products, with residential roofing product sales representing approximately 75% of the Company's net sales in 1996 (approximately 66% after giving effect to the acquisition of USI by the Company). The Company has improved its sales mix of residential roofing products in recent years by increasing its emphasis on laminated products which generally are sold at higher prices with more attractive profit margins than its standard strip shingle products. The Company believes that it is the largest manufacturer of laminated residential roofing shingles, and the second largest manufacturer of standard shingles, in the United States. (Statements contained herein as to the Company's competitive position are based on industry information which the Company believes to be reliable).

     The Company produces two principal lines of roofing shingles, the

Timberline(Registered) series and the Sovereign(Registered) series, as well as certain specialty shingles for regional markets.

     The Timberline(Registered) Series. The Timberline(Registered) Series offers a premium laminated product line that adds dramatic shadow lines and substantially improves the appearance of a roof. The series includes the GAF Timberline(Registered) 25 Natural Shadow(Trademark) shingle, a mid-weight laminated shingle which serves as an economic trade-up for consumers, with a 25-year limited warranty; the Timberline(Registered) Natural Shadow(Trademark) shingle, with a 30-year limited warranty, offering a woodshake appearance, enhanced visual depth and contrast simulating shadows and superior fire resistance and durability; and the Timberline Ultra(Registered) Natural Shadow(Trademark) shingle, with a 40-year limited warranty, a super heavyweight laminated shingle with the same design features as the Timberline(Registered) Natural Shadow(Trademark) shingle, together with added durability.

     The Sovereign(Registered) Series. The Sovereign(Registered) Series includes the standard 3-tab Sentinel(Registered) shingle with a 20-year limited warranty; the Royal Sovereign(Registered) shingle, a heavier 3-tab shingle with a 25-year limited warranty, designed to capitalize on the 'middle market' for quality shingles; and the Marquis(Registered) shingle, a super heavyweight 3-tab shingle with a 30-year limited warranty.

     Specialty Shingles.  The Company's specialty asphalt shingles include:
Slateline(Registered) shingles offering the appearance of slate, labor savings in installation because of their larger size and a 30-year limited warranty;

Stonehenge(Registered) shingles offering a unique strip shingle appearance and a 25-year limited warranty; Dubl-Coverage(Registered) Tite-On(Registered) shingles offering a design feature that enables the shingles to lock together to form a double layer roof, and a 25-year limited warranty; the Grand Sequoia(Registered) shingle, a premier architectural shingle with a 40-year warranty; and the Floridian(Registered) shingle, a unique 6-tab shingle that offers a dimensional look with a 25-year limited warranty.

     SystemRoof(Registered) Component Roofing System. In addition to shingles, the Company supplies all the components necessary to install a complete roofing system. The Company's SystemRoof(Registered) begins with Weather Watch(Registered) ice and water barrier underlayment for eaves, valleys and flashings to prevent water seepage between the roof deck and the shingles caused by ice build-ups. The Company's SystemRoof(Registered) also includes Shingle-Mate(Registered) glass reinforced underlayment, Timbertex(Registered), Ridgetex(Trademark) and Slateline(Registered) Hip and Ridge shingles which are significantly thicker and larger than standard hip and ridge shingles and provide dramatic accents to the slopes and planes of a roof and the Cobra(Registered) Ridge Vent which provides attic ventilation.

     On March 14, 1997, the Company acquired the assets of the Leatherback Industries division of Hollinee Corporation, which is engaged in the manufacture and sale of asphalt-saturated roofing felts and other felt and construction paper products.

COMMERCIAL ROOFING


     The Company manufactures a full line of modified bitumen products, asphalt built-up roofing and roofing accessories for use in the application of commercial roofing. Commercial roofing represented approximately 25% of the Company's net sales in 1996 (34% after giving effect to the acquisition of USI). Approximately 70% of commercial roofing industry membrane unit sales utilize asphalt built-up roofing and modified bitumen products, both of which the Company manufactures. The Company believes that it is the second largest manufacturer of asphalt built-up roofing products and the largest manufacturer of modified bitumen products in the United States.

     The Company manufactures glass membranes under the trademark GAFGLAS(Registered), which are made from asphalt impregnated glass fiber mat for use as a component in asphalt built-up roofing systems. Most of the Company's GAFGLAS(Registered) products are assembled on the roof by applying successive layers of roofing membrane with asphalt and topped, in some applications, with gravel. Thermal insulation may be applied beneath the membrane. The Company also manufactures base sheets, flashings and other roofing accessories for use in these systems and perlite roofing insulation products, which consist of low thermal insulation that is installed as part of a commercial roofing application below the roofing membrane. In addition, the Company sells isocyanurate foam as roofing insulation, packaged asphalt and accessories, such as vent stacks, roof insulation fasteners, cements and coating.

     Modified bitumen products are sold under the Ruberoid(Registered) trademark by the Company and under the Brai(Registered) trademark by USI and are used primarily in re-roofing applications. These products consist of a roofing membrane utilizing polymer-modified asphalt, which strengthens and increases flexibility and is reinforced with a polyester non-woven mat or a glass mat. Modified bitumen systems provide high strength characteristics, such as weatherability, water resistance, and labor cost savings due to ease of application.

MARKETING AND SALES

     The Company has one of the industry's largest sales forces, which is supported by a staff of technical professionals who work directly with architects, general contractors and owner/builders. The Company markets its roofing products through its own sales force of approximately 125 experienced full-time employees operating from five regional sales offices located across the United States. USI markets its roofing products through approximately 50 experienced full-time employees and independent sales representatives. A major portion of the Company's roofing product sales are to wholesale distributors who resell the Company's products to roofing contractors and retailers. The Company believes that the wholesale distribution channel offers the most attractive margins of all roofing market distribution channels and represents the principal distribution channel for professionally installed asphalt roofing products. The Company believes that its nationwide coverage has contributed to its roofing products being among the most recognized and requested brands in the industry.

     No single customer accounted for 10% or more of the Company's 1996 sales, except for American Builders and Contractors Supplies Co., Inc., which accounted for approximately 11% of such sales.

RAW MATERIALS

     The major raw materials required for the manufacture of the Company's roofing products are asphalt, mineral stabilizer, glass fiber, glass fiber mat and granules. Asphalt and mineral stabilizer are available from a large number of suppliers and the Company currently has contracts with several of these suppliers, with others available as substitutes. Prices of most raw materials have been relatively stable, rising moderately with general industrial prices, while the price of asphalt tends to move in step with the price of crude oil.

     Five of the Company's roofing plants have easy access to deep water ports thereby permitting delivery of asphalt by ship, the most economical means of transport. The Company's Chester, South Carolina plant manufactures glass fiber mat substrate. The Company currently purchases supplies of raw materials at reasonable costs, although there can be no assurance that it will continue to do so. The Company purchases from an affiliate, International Specialty Products Inc. ('ISP'), substantially all its requirements for colored roofing granules (except for the requirements of its California roofing plant which are supplied by a third party) under a supply contract that was renewed for one year effective January 1, 1997 and is subject to annual renewal unless terminated by the Company or ISP. In addition, in December 1995, USI commenced purchasing substantially all of its requirements for colored roofing granules from ISP (except for the requirements of its Stockton, California and Corvallis, Oregon plants which are supplied by a third party) pursuant to a supply contract. As part of the Separation Transactions, the Company transferred to GFC its Nashville, Tennessee facility, which manufactures a significant portion of the Company's glass fiber requirements, and entered into a supply contract with GFC under which GFC produces glass fiber for the Company.

SEASONAL VARIATIONS AND WORKING CAPITAL

     Sales of roofing products in the northern regions of the United States generally decline during the winter months due to adverse weather conditions. Generally, the Company's inventory practice includes increasing inventory levels in the first and the second quarter in order to meet peak season demand (June through November).

WARRANTY CLAIMS

     The Company provides certain limited warranties covering most of its residential roofing products for periods ranging from 20 to 40 years. Although terms of warranties vary, the Company believes that its warranties generally are consistent with those offered by its competitors. The Company also offers limited warranties and guarantees of varying duration on its commercial roofing products. The Company currently believes that the reserves established for estimated probable future warranty claims are adequate.

COMPETITION

     The roofing products industry is highly competitive and includes a number of national competitors, which in the residential roofing market are Owens-Corning, Elcor and Celotex, and in the commercial roofing market are

Schuller International, Celotex, Firestone and Carlisle. In addition, there are numerous regional competitors.

     Competition is based largely upon products and service quality, distribution capability, price and credit terms. The Company believes that it is well positioned in the marketplace as a result of its broad product lines in both the residential and commercial markets, consistently high product quality, strong sales force and national distribution capabilities. As a result of the growth in demand for premium laminated shingles, a number of roofing manufacturers, including the Company, have increased their laminated shingle production capacity in recent years and, accordingly, the Company expects increased competition in this area.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are focused primarily on the development of new products, process improvements and the testing of alternative raw materials and supplies. The Company's research and development activities, dedicated to residential, commercial and fiberglass products, are located at technical centers at Wayne, New Jersey, Nashville, Tennessee and Port Arthur, Texas. The Company's research and development expenditures were approximately $2.5 million, $3.1 million and $4.5 million in 1994, 1995 and 1996, respectively.

PATENTS AND TRADEMARKS

     The Company owns approximately 73 domestic and 79 foreign patents and owns or licenses approximately 138 domestic and 44 foreign trademark registrations. While the Company believes the patent protection covering certain of its products to be material to those products, such patents are not of material significance to the overall roofing-related business of the Company.

     The Company believes that the duration of the existing patents and patent licenses is satisfactory.

ENVIRONMENTAL COMPLIANCE

     Since 1970, a wide variety of federal, state and local environmental laws and regulations relating to environmental matters (the 'Regulations') have been adopted and amended. By reason of the nature of the operations of the Company and its predecessor and certain of the substances that are or have been used, produced or discharged at their plants or at other locations, the Company is affected by the Regulations. The Company has made capital expenditures averaging approximately $500,000 during each of the last three years in order to comply with the Regulations (which expenditures are included in additions to property, plant and equipment) and anticipates that aggregate capital expenditures relating to environmental compliance in each of 1997 and 1998 will be approximately $600,000.

     The Regulations deal with air and water emissions or discharges into the environment, as well as the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. The Company believes that its manufacturing facilities comply in all material respects with applicable Regulations, and, while it cannot predict whether more burdensome requirements will be adopted in the future, it believes that any potential liability for compliance with the Regulations will not materially affect its business, liquidity or financial position.

     The Company believes that its manufacturing facilities are being operated in compliance in all material respects with applicable environmental, health and safety laws and regulations, but cannot predict whether more burdensome requirements will be imposed by governmental authorities in the future.

EMPLOYEES

     At December 31, 1996, the Company employed approximately 2,800 people worldwide, approximately 1,000 of which were subject to 15 union contracts. The contracts are effective for four-year periods. During 1996, five labor contracts expired and were renegotiated. The Company expects to renegotiate five labor contracts during 1997. The Company believes that its relations with its employees and their unions are satisfactory.

ITEM 2.  PROPERTIES

     The corporate headquarters and principal research and development laboratories of the Company are located at a 100-acre campus-like office and research park owned by a subsidiary of ISP at 1361 Alps Road, Wayne, New Jersey 07470. The premises are subject to a first mortgage.

     The principal real properties either owned by, or leased to, the Company or its subsidiaries are described below. Unless otherwise indicated, the properties are owned in fee. In addition to the principal facilities listed below, the Company maintains sales offices and warehouses, substantially all of which are in leased premises under relatively short-term leases.

LOCATION                 FACILITY
------------------------ -------------------------------------------------------
Alabama
  Mobile................ Plant, Warehouse*
Arizona
  Chandler.............. Warehouse*
California
  Fontana............... Plant, Sales Office
  Hollister............. Plant, Plant*
  Ontario............... Plant, Sales Office
  Stockton.............. Plant, Plant, Warehouse*
Florida
  Tampa................. Plant, Sales Office*
Georgia
  Monroe................ Plant, Warehouse*
  Savannah.............. Plant, Sales Office
Indiana
  Mount Vernon.......... Plant, Sales Office
Illinois
  Naperville............ Sales Office*
Kentucky
  Florence.............. Plant
Maryland
  Baltimore............. Plant, Warehouse*
Massachusetts
  Millis................ Plant, Sales Office
Minnesota
  Minneapolis........... Plant, Sales Office, Warehouse*
New Jersey
  Branchburg............ Warehouse*
  North Branch.......... Plant
  North Brunswick....... Sales Office*, Warehouse*
  Wayne................. Headquarters*, Corporate Administrative Offices*,
                         Research Center*
New Mexico
  Albuquerque........... Plant
Ohio
  Wadsworth............. Plant*, Warehouse*
Oregon
  Corvallis............. Plant
Pennsylvania
  Erie.................. Plant, Sales Office, Warehouse*
  Wind Gap.............. Plant
South Carolina
  Chester............... Plant
Tennessee
  Nashville............. Research Center

LOCATION                 FACILITY
------------------------ -------------------------------------------------------
Texas
  Beaumont.............. Plant
  Dallas................ Plant, Sales Office, Warehouse*
  Fannett............... Warehouse
  Houston............... Plant, Warehouse, Warehouse*
  Port Arthur........... Plant, Warehouse, Office

------------------
* Leased Property

     The Company believes that its plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Each plant has adequate transportation facilities for both raw materials and finished products. In 1996, the Company made capital expenditures in the amount of $25.6 million relating to plant, property and equipment.

ITEM 3. LEGAL PROCEEDINGS

     Bodily Injury Claims. In connection with its formation, BMCA contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ('Asbestos Claims') (whether for indemnity or defense) of its parent, GAFBMC, relating to pending cases and previously settled, but not paid, cases as of January 31, 1994, of which $201.3 million had been paid through December 31, 1996. G-I Holdings and GAFBMC have jointly and severally agreed to indemnify BMCA against any claims related to asbestos-related liabilities, other than those contractually assumed by BMCA, in the event that claims in connection with liabilities not assumed by BMCA are asserted against it.

     As of December 31, 1996, GAF had been named as a defendant in approximately 59,400 pending lawsuits involving alleged Asbestos Claims, having resolved approximately 223,500 Asbestos Claims. Plaintiffs in approximately 32,100 of the pending lawsuits were preliminarily enjoined from proceeding with their claims other than in accordance with the Settlement described below.

     The reserves of GAF and G-I Holdings for asbestos bodily injury claims, as of December 31, 1996, were approximately $333.8 million (before estimated present value of recoveries from products liability insurance policies of approximately $190.5 million as described below and related deferred tax benefits of approximately $51.7 million). GAF and G-I Holdings have advised the Company that certain components of the asbestos-related liability and the related insurance recoveries have been reflected on a discounted basis in their financial statements. See Note 3 to Consolidated Financial Statements and '--Insurance Matters'.

     The estimate of liability for Asbestos Claims is based on the Settlement described below becoming effective and on assumptions which relate, among other things, to the number of new cases filed, the cost of resolving (either by settlement or litigation or through the mechanism established by the Settlement) pending and future claims, the realization of related tax benefits, the favorable resolution of pending litigation against certain insurance companies and the amount of GAF's recoveries from various insurance companies. See '--Insurance Matters.'

     The actual cost of resolving pending and future Asbestos Claims is difficult to estimate. However, based upon the experience of the Center for Claims Resolution (the 'CCR'), a non-profit organization of asbestos defendant companies including GAF, in settling approximately 206,600 cases since its creation in 1988, GAF's recent average settlement costs, and the impact of the Settlement if it becomes effective, GAF believes that its reserves, before discounting, together with anticipated available insurance proceeds, will be sufficient to satisfy all pending Asbestos Claims and all claims anticipated to be resolved during the ten-year period of the Settlement described below. There can be no assurance, however, that the assumptions referred to above are correct.

     On January 15, 1993, the members of the CCR entered into the Settlement to resolve all future Asbestos Claims (other than claims of those persons who 'opted out' of the class) against GAF and other members of the CCR. The class action was filed with the United States District Court in Philadelphia. The Settlement, if effective, would operate to limit GAF's liability for future Asbestos Claims to persons who do not 'opt out' of the Settlement by placing a dollar limit on awards to such persons and a limit on the number of claims that will be paid to such persons in any one year and over the first ten years of the Settlement. Certain members of the class filed objections to the Settlement. Of the approximately 86,000 'opt-out' requests, approximately 33,000 have resulted in legal claims, with no claims having been filed with regard to the remaining 53,000 'opt-outs.' With respect to the 33,000 claims, approximately 23,000 have already been resolved in the tort system, with approximately 10,000, which are included in the pending lawsuits referred to above, still pending. On August 16, 1994, the District Court approved the Settlement, holding that the terms of the Settlement are fair to the class as a whole, certified the class and entered a preliminary injunction enjoining class members from pursuing asbestos claims against GAF and other members of the CCR except in accordance with the Settlement. On May 10, 1996, the United States Court of Appeals for the Third Circuit (the 'Third Circuit') issued an opinion, concluding that the class was not certifiable, thus reversing the decision of the District Court. On November 1, 1996, the United States Supreme Court granted GAF's petition for a writ of certiorari and agreed to hear GAF's appeal of the Third Circuit's decision. The appeal was heard on February 18, 1997. GAF continues to believe the Settlement should ultimately be upheld on appeal, although there can be no assurance in this regard.

     It is anticipated that substantially all of the payments in connection with the liability of GAF and G-I Holdings relating to Asbestos Claims will be made by the end of the year 2004. While GAF is unable to estimate the amount of liability with respect to claims to be resolved after such period, it believes that it will resolve, prior to that time, substantially all the court cases currently pending against GAF, and that it will further resolve substantially all the claims filed under the Settlement on a relatively current basis, so that the number of claims pending against GAF at the end of such period will be substantially diminished from current levels. As a result of these and other factors, GAF and G-I Holdings believe that the resolution of any claims after such period will not, individually or in the aggregate, have a material adverse effect on their respective financial positions, liquidity or results of operations.

     GAF and G-I Holdings believe that their reserves, which reflect the discounting of a portion of the liabilities, adequately reflect their actual asbestos-related liabilities. Although any opinion is necessarily judgmental and must be based on information currently known, it is the opinion of GAF and G-I Holdings, based on the assumptions referred to above and their analysis of their future business, financial prospects and cash flows, that asbestos-related bodily injury claims will not, individually or in the aggregate, have a materially adverse effect on the respective financial positions, liquidity or results of operations of GAF and G-I Holdings, after giving effect to the aforementioned reserves, and will not impair the ability of GAF or G-I Holdings to meet its respective obligations, to reinvest in its respective businesses or to grow.

     In the event that the Third Circuit's decision is not reversed and the Settlement is not upheld, or the conditions to the effectiveness of the Settlement are not satisfied (see '--Insurance Matters'), GAF and G-I Holdings could be required to increase their estimates of asbestos-related liabilities and adjust any related discounts. It is not currently possible to estimate the range or amount of such possible additional liability.

     The Company believes that it will not sustain any liability for damages in connection with asbestos-related claims in excess of the $204.4 million that it has contractually assumed. While the Company cannot predict whether any asbestos-related claims will be asserted against it or its assets, or the outcome of any litigation relating to such claims, it believes that it has meritorious defenses to such claims. Moreover, it has been jointly and severally indemnified by G-I Holdings and GAFBMC with respect to such claims, and GAF and G-I Holdings have advised the Company that, based on the assumptions referred to above, they believe they have and will have sufficient resources, principally through their ownership of the common stock of BMCA, to enable them to satisfy their asbestos-related liabilities. Should GAF or GAFBMC be unable to satisfy judgments against it in asbestos-related lawsuits, its judgment creditors might seek to enforce their judgments against the assets of GAF or GAFBMC, including its holdings of common stock of the Company, and such enforcement could result in a change of control with respect to the Company.

     Asbestos-in-Building Claims. GAF has also been named as a co-defendant in asbestos-in-buildings cases for economic and property damage or other injuries based upon an alleged present or future need to remove asbestos containing materials from public and private buildings ('Building Claims'). Since these actions were first initiated 14 years ago, GAF has not only successfully disposed of approximately 141 such cases at an average disposition cost (including cases disposed of at no cost to GAF) of approximately $16,000 per case (all of which have been paid by insurance under reservation of rights), but is a co-defendant in only 7 remaining lawsuits. See '--Insurance Matters.' BMCA has not assumed any liabilities with respect to Building Claims, and G-I Holdings and GAFBMC have jointly and severally agreed to indemnify BMCA in the event any such claims are asserted against it.

     Insurance Matters. GAF and G-I Holdings had available, as of December 31, 1996, to pay asbestos-related bodily injury claims aggregate insurance coverage of $202.7 million, before discounting certain coverage, (which amount was used in the reserve calculation referred to in 'Bodily Injury Claims' and is reduced as asbestos-related liabilities are satisfied), $13.2 million of which is the subject of negotiations with various insurers and/or the Settlement Coverage Action described below, and which $13.2 million of coverage GAF believes will be available to it either by agreement with its insurance carriers or, if necessary, by legal action. In addition to the $202.7 million of insurance referred to above, GAF and G-I Holdings have $57.2 million of additional insurance which may be available to pay a portion of the Asbestos Claims, which has not been included in the reserve calculations.

     Concurrently with the filing of the class action complaint relating to the Settlement, the members of the CCR filed a third-party action with the United States District Court in Philadelphia against certain product liability insurers whose policies will or may be called upon to respond to asbestos-related bodily injury claims, including claims to be resolved under the Settlement (the 'Settlement Coverage Action'). The third-party complaint seeks a declaratory judgment on behalf of certain CCR members, including GAF, against various third-party defendant product liability insurers to the effect that those insurers are obligated to provide coverage for Asbestos Claims, including claims subject to the Settlement. The insurers who are defendants in GAF's third-party complaint are: Atlanta International, Employers Mutual, Lexington (domestic coverage), Northbrook, Lexington (London coverage), Commercial Union, and various London Market Insurers. The insurance carrier third-party defendants have raised various defenses to the Settlement Coverage Action, including the impropriety of the Settlement without prior notice to the carriers, the potential violation of various conditions and obligations of the insured under their policies, and the inappropriateness of the shares allocated to the CCR members.

     The CCR members, including GAF, and certain products liability insurers (other than those referred to above) which have agreed in writing to fulfill their obligations to provide coverage with respect to Asbestos Claims, have joined in an alternate dispute resolution proceeding ('ADR'), which seeks a determination similar to that sought in the Settlement Coverage Action. The ADR insurers have raised certain defenses, and no hearing date is currently scheduled. GAF's insurers in the ADR are ITT-Hartford, Royal Insurance and the London Market Insurers. The ADR involves $40.3 million of the $202.7 million of coverage (and $2.8 million of the additional coverage) described above. A favorable resolution of the Settlement Coverage Action and the ADR is a condition to the effectiveness of the Settlement.

     In October 1983, GAF filed a lawsuit in Los Angeles, California Superior

Court against its past insurance carriers to obtain a judicial determination that such carriers were obligated to defend and indemnify it for Building Claims. GAF is seeking declaratory relief as well as compensatory damages. This action is presently in the pre-trial pleading stage. The parties have agreed to hold this action in abeyance until such time as they are better able to evaluate developments as they may occur in the Building Claims. Because such litigation is in early stages and evidence and interpretations of important legal questions are presently unavailable, it is not possible to predict the future of such litigation.

     In all the Building Claims, GAF's defense costs have been paid by one of its primary carriers. While GAF expects that such primary carrier will continue to defend and indemnify GAF, such primary carrier has reserved its rights to later refuse to defend and indemnify GAF and to seek reimbursement for some or all of the fees paid to defend and resolve the Building Claims. GAF believes that it will be able to resolve such cases for amounts within the total indemnity obligations available from such primary carrier. GAF further believes that it would prevail if the carrier's claims for reimbursement of fees paid to defend and resolve these cases were determined by a court.

ENVIRONMENTAL LITIGATION

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ('Environmental Claims') under the Comprehensive Environmental Response Compensation and Liability Act ('CERCLA') and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites, a number of which are in the early stages or have been dormant for protracted periods.

     In connection with its formation, BMCA contractually assumed all environmental liabilities of GAFBMC relating to existing plant sites and the business of BMCA as then conducted, and the estimates referred to below reflect only those environmental liabilities assumed by BMCA. The environmental liabilities of GAFBMC which were not assumed by BMCA, for which G-I Holdings and GAFBMC have agreed to indemnify BMCA, relate primarily to closed manufacturing facilities. G-I Holdings estimates that, as of December 31, 1996, its liability in respect of the environmental liabilities of GAFBMC not assumed by BMCA was approximately $14.0 million, before insurance recoveries reflected on its balance sheet of $5.8 million, as compared to BMCA's estimate of its liability as of December 31, 1996 in respect of assumed environmental liabilities of $1.3 million (including certain environmental compliance expenses), before insurance recoveries reflected on its balance sheet (discussed below) of $0.5 million ('estimated recoveries').

     At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. Although it is difficult to predict the ultimate resolution of these claims, based on the Company's evaluation of the financial responsibility of the parties involved and their insurers, relevant legal issues and cost sharing arrangements now in place, the Company estimates that its liability in respect of all Environmental Claims, including certain environmental compliance expenses, will be as discussed above.


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

     The estimated recoveries are based in part upon interim agreements with certain insurers. The Company terminated these agreements in 1995, and on March 8, 1995 GAF commenced litigation on behalf of it and its subsidiaries in the United States District Court for the District of New Jersey seeking amounts substantially in excess of the estimated recoveries. While the Company believes that its claims are meritorious, there can be no assurance that the Company will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

     BMCA believes that it will not sustain any liability for environmental liabilities of GAFBMC other than those that it has contractually assumed. While the Company cannot predict whether any claims for non-assumed environmental liabilities will be asserted against it or its assets, or the outcome of any litigation relative to such claims, it believes that it has meritorious defenses to such claims. Moreover, it has been jointly and severally indemnified by G-I Holdings and GAFBMC with respect to such claims, and G-I Holdings has advised the Company that it believes it has and will have sufficient resources to enable it to satisfy its environmental liabilities. The possible consequences to the Company of the failure of G-I Holdings and GAFBMC to satisfy judgments against them in environmental-related lawsuits are described in the last paragraph of 'Bodily Injury Claims.'

OTHER LITIGATION

     On March 19, 1993, G-I Holdings and a newly formed subsidiary of G-I Holdings entered into an agreement to acquire the roofing manufacturing business of Georgia-Pacific Corporation ('G-P'), including six roofing manufacturing facilities, which was later terminated by G-I Holdings and such subsidiary. On July 23, 1993, G-P commenced an action, in the United States District Court for the Southern District of New York, alleging that G-I Holdings and such subsidiary did not have the right to terminate the agreement and seeking unspecified damages. The Company believed that the complaint was without merit and counterclaimed for breach of contract.

Following completion of a jury trial in February 1997, the jury determined that neither G-I Holdings, its subsidiary nor G-P would have any liability as a result of the termination of the agreement. G-P has filed a motion for a judgment in its favor notwithstanding the verdict or, in the alternative, for a new trial. G-I Holdings and GAFBMC have agreed to indemnify the Company with respect to any liabilities not assumed by the Company, including any liability in connection with this action.

     Litigation is pending between the Company and Elk Corporation of Dallas

('Elk') in the United States District Court for the Northern District of Texas relating to certain aspects of the Company's laminated shingles, which Elk claims infringe design and utility patents recently issued to it, as well as certain proprietary aspects of its shingles. Elk seeks injunctive relief, damages and attorneys' fees. The Company has sued for a declaration that Elk's patents are invalid and unenforceable and that the Company's shingles do not infringe any of Elk's rights, and has sought money damages for Elk's unfair competition and certain federal statutory violations. The Company believes that Elk's patents are invalid and unenforceable, that its shingles do not infringe any of Elk's rights and that it will prevail in obtaining the requested declaratory relief and money damages.

     On or about April 29, 1996, an action was commenced in the Circuit Court of Mobile County, Alabama against GAFBMC on behalf of a purported nationwide class of purchasers of, or current owners of, buildings with asphalt shingles manufactured by GAFBMC since January 1979. The action alleges, among other things, that such shingles were defective and seeks unspecified damages on behalf of the purported class. On August 30, 1996, an action was commenced in Johnson County, Texas, against GAF, GAFBMC and the Company on behalf of a purported statewide class of purchasers of laminated organic shingles, which GAF ceased manufacturing in 1981. The Company has removed this action to the United States District Court for the Northern District of Texas, and the plaintiffs have sought to dismiss this action or, in the alternative, to remand the case to state court. The action alleges, among other things, that the shingles were defective and seeks unspecified damages on behalf of the purported class. On or about January 7, 1997, an action was commenced in the Superior Court of New Jersey, Middlesex County against GAFBMC on behalf of a purported nationwide class of owners of buildings with shingles manufactured by GAFBMC who allegedly have suffered damages since January 1991. The action alleges, among other things, that such shingles were defective and seeks unspecified damages on behalf of the purported class. Plaintiffs have not moved for class certification in any of these actions.

     On August 14, 1996, an action was commenced in Pointe Coupee Parish, Louisiana, against GAF and GAFBMC on behalf of a purported nationwide class of those who own or did own single family residences on which GAF Timberline(Registered) shingles were installed. The Company was not served or otherwise notified of the action until November 1996. Without any notice to the Company, in August 1996, the court in Pointe Coupee conditionally certified the nationwide class, reserving the right to decertify the class or otherwise modify its order. The Company intends to appeal the state court's conditional class certification. The action alleges that the shingles were defective and seeks an unspecified amount of compensatory and punitive damages on behalf of the purported class.

     The Company does not believe certification of a class is warranted in any of these actions, and intends to vigorously oppose them.

                                     * * *

     The Company believes that the ultimate disposition of the cases described above under 'Environmental Litigation,' 'Asbestos-in-Building Claims' and 'Other Litigation' will not, individually or in the aggregate, have a material adverse effect on the Company's liquidity, financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     There is no trading market for the Registrant's common stock. All of the Registrant's Common Stock is held by GAFBMC.

ITEM 6. SELECTED FINANCIAL DATA

     See Page F-6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See Page F-2.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index on Page F-1 and Financial Statements and Supplementary Data on Pages F-7 to F-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age, position and other information with respect to the directors and executive officers of the Company. Each person listed below is a citizen of the United States.

                                             PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD(1)         AGE      AND FIVE-YEAR EMPLOYMENT HISTORY
--------------------------------  ---  -----------------------------------------
Samuel J. Heyman................  58   Mr. Heyman has been a director and
Director, Chairman and                   Chairman of BMCA since its formation
  Chief Executive Officer                and Chief Executive Officer of BMCA
                                         since June 1996. He has served as a
                                         director and Chairman and Chief
                                         Executive Officer of ISP since its
                                         formation in May 1991 and Chairman and
                                         Chief Executive Officer of GAFBMC since
                                         May 1994. Mr. Heyman has held the same
                                         offices with GAF, G-I Holdings and
                                         certain of its subsidiaries since April
                                         1989, prior to which he held the same
                                         position with GAF's predecessor from

                                         December 1983 to April 1989. Mr. Heyman
                                         has been a director of USI since
                                         October 1995, and a director, Chairman
                                         and Chief Executive Officer of ISP
                                         Holdings Inc. ('ISP Holdings'), the
                                         parent of ISP, since its formation. He
                                         is also the Chief Executive Officer,
                                         Manager and General Partner of a number
                                         of closely held real estate development
                                         companies and partnerships whose
                                         investments include commercial real
                                         estate and a portfolio of publicly
                                         traded securities.

                                             PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD(1)         AGE      AND FIVE-YEAR EMPLOYMENT HISTORY
--------------------------------  ---  -----------------------------------------
Sunil Kumar.....................  47   Mr. Kumar has been the President, Chief
Director, President and                  Operating Officer and a director of
  Chief Operating Officer                BMCA since July 1996, March 1996 and
                                         May 1995, respectively. He was
                                         President, Commercial Roofing Products
                                         Division, and Vice President of BMCA
                                         from February 1995 to March 1996. He
                                         has been Chairman of USI since March
                                         1996 and a director of USI since
                                         October 1995. From 1992 to February
                                         1995, he was Executive Vice President
                                         of Bridgestone/Firestone Inc., a retail
                                         distributor and manufacturer of tires
                                         and provider of automobile services.
                                         From 1982 to 1990, Mr. Kumar was
                                         President of Firestone Building
                                         Products Company, and from 1990 to 1992
                                         he was Vice President of Bridgestone/
                                         Firestone.

James P. Rogers.................  46   Mr. Rogers has been a director of BMCA
Director and Executive                   since its formation and Executive Vice
  Vice President                         President of BMCA since December 1996.
                                         Mr. Rogers has been Executive Vice
                                         President and Chief Financial Officer
                                         of GAF, G-I Holdings, ISP Holdings and
                                         certain of their respective
                                         subsidiaries and Executive Vice
                                         President-Finance of ISP since December
                                         1996. He was Senior Vice President of
                                         such corporations from November 1993 to

                                         December 1996 and of BMCA from its
                                         formation to December 1996. Mr. Rogers
                                         has been a director and Senior Vice
                                         President of USI since October 1995.
                                         Mr. Rogers was Treasurer of BMCA from
                                         its formation until December 1994. Mr.
                                         Rogers has served as Treasurer of G-I
                                         Holdings, GAF and certain of its
                                         subsidiaries since March 1992 and was
                                         Vice President-Finance of such
                                         corporations from March 1992 to October
                                         1993. From August 1987 to March 1992,
                                         Mr. Rogers was Treasurer of Amphenol
                                         Corporation, a manufacturer of
                                         electronic connectors.

John M. Sergey..................  54   Mr. Sergey has been a director of BMCA
Director                                 since its formation. He was Chief
                                         Executive Officer and President of BMCA
                                         from its formation until May 1996, a
                                         director of GAFBMC from April 1989
                                         until May 1996 and a director and
                                         Chairman of USI from October 1995 until
                                         May 1996. Mr. Sergey was President of
                                         GAFBMC from April 1989 to May 1994 and
                                         was Executive Vice President of GAFBMC
                                         from May 1994 until May 1996. Mr.
                                         Sergey was a Director and Executive
                                         Vice President of GAF from April 1989
                                         until May 1996.

Richard A. Weinberg.............  37   Mr. Weinberg has been Senior Vice
Senior Vice President and                President and General Counsel of BMCA
  General Counsel                        since May 1996. He has been Senior Vice
                                         President and General Counsel of GAF,
                                         G-I Holdings, ISP and certain of their
                                         subsidiaries since May 1996 and of ISP
                                         Holdings since its formation. He was
                                         Vice President and General Counsel of
                                         BMCA from September 1994 to May 1996,
                                         Vice President--Law of BMCA from May
                                         1994 to September 1994 and Vice
                                         President-Law of GAFBMC from April 1993
                                         to May 1994. Mr. Weinberg was employed
                                         by Reliance Group Holdings Inc., a
                                         diversified insurance holding company,
                                         as Staff Counsel from October 1987 to
                                         January 1990 and as Assistant Vice
                                         President and Corporate Counsel from
                                         January 1990 to April 1993.

                                             PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD(1)         AGE      AND FIVE-YEAR EMPLOYMENT HISTORY
--------------------------------  ---  -----------------------------------------
Donald W. LaPalme...............  59   Dr. LaPalme has been Senior Vice
Senior Vice President--                  President-Operations of BMCA and
  Operations                             certain of its subsidiaries since April
                                         1996. He was Vice President--Operations
                                         of BMCA and certain of its subsidiaries
                                         from January 1994 to April 1996 and
                                         held the same position with GAFBMC from
                                         1987 to May 1994. From 1985 to 1987 he
                                         was plant manager and Director of
                                         Manufacturing Polymers of GFC's Calvert
                                         City, Kentucky manufacturing facility.
                                         From 1981 to 1984 he was Vice President
                                         of Manufacturing of GAF's Building
                                         Materials Division.

Danny J. Adair..................  52   Mr. Adair has been President and Chief
President and Chief Executive          Executive Officer of USI since 1982.
  Officer, U.S. Intec, Inc.

Joseph J. Okaly.................  39   Mr. Okaly has been Vice President of
Vice President-Marketing and             Marketing and Sales, Residential
  Sales, Residential Roofing             Roofing Products of BMCA since June
  Products                               1996. He was Vice President-Logistics
                                         of BMCA from December 1992 to June 1996
                                         and Director, Distribution/Customer
                                         Service of BMCA from January 1992 to
                                         December 1992.

William W. Collins..............  46   Mr. Collins has been Vice President--
Vice President-Marketing and             Marketing & Sales, Commercial Roofing
  Sales, Commercial Roofing              Products of BMCA since March 1996. He
  Products                               was Vice President-Sales, Commercial of
                                         BMCA from December 1995 to March 1996,
                                         Director of Insulation, Accessories and
                                         Cobra Products of BMCA from February
                                         1995 to December 1995 and Director of
                                         Special Projects of BMCA from July 1992
                                         to February 1995. From February 1991 to
                                         July 1992, he was Vice President-Sales
                                         & Marketing of Berger Building
                                         Products, Incorporated.

------------------
(1) Under BMCA's By-laws, each director and executive officer continues in office until BMCA's next annual meeting of stockholders and until his successor is elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and the five other most highly compensated executive officers of BMCA as of December 31, 1996, together with any person who served as BMCA's Chief Executive Officer in 1996.

                                                                                           LONG TERM
                                                                                         COMPENSATION
                                                   ANNUAL COMPENSATION                 -----------------
                                      ---------------------------------------------       SECURITIES
                                                                          OTHER           UNDERLYING
                                                                          ANNUAL             SARS               ALL OTHER
NAME AND PRINCIPAL POSITIONS(8)       YEAR     SALARY      BONUS(1)    COMPENSATION    (S)/OPTIONS(O)(1)       COMPENSATION
-----------------------------------   ----    --------     --------    ------------    -----------------       ------------
Samuel J. Heyman ..................   1996            (8)          (8)           (8)                (8)                  (8)
  Chairman and Chief                  1995            (8)          (8)           (8)                (8)                  (8)
  Executive Officer                   1994            (8)          (8)           (8)                (8)                  (8)

Sunil Kumar .......................   1996    $285,000(2)  $165,000      $      0(2)     2,190(O)/8,609(S)(9)    $ 13,561(2)
  President and Chief                 1995     208,336(2)    60,000(2)     31,382(2)              9,201(S)          8,475(2)
  Operating Officer                   1994            (2)          (2)           (2)                   (2)               (2)

Danny J. Adair ....................   1996    $216,686(3)  $ 53,093      $      0                 1,550(O)       $  3,972(3)
  President and Chief Executive       1995     216,686(3)    25,000(3)          0(3)                  0             3,953(3)
  Officer, U.S. Intec, Inc.           1994            (3)          (3)           (3)                   (3)               (3)

Donald W. LaPalme .................   1996    $160,000     $ 59,774      $      0                 1,200(O)       $ 14,519(4)
  Senior Vice President-Operations    1995     148,500       34,000             0                     0            14,381(4)
                                      1994     141,000       40,000             0                     0            17,338(4)

William W. Collins ................   1996    $130,000     $ 42,588      $      0                   900(O)       $ 12,092(5)
  Vice President-Marketing & Sales,   1995     122,000       20,000             0                     0            14,149(5)
  Commercial Roofing Products         1994     107,000            0             0                     0             3,655(5)

Joseph J. Okaly ...................   1996    $130,000     $ 35,763      $      0                   900(O)       $ 11,212(6)
  Vice President-Marketing & Sales,   1995     118,000       22,000             0                     0            10,033(6)
  Residential Roofing Products        1994     107,500       22,500             0                     0             9,744(6)

John M. Sergey ....................   1996    $148,512     $      0      $      0                     0          $ 16,681(7)
  Chief Executive Officer             1995     326,550       80,000             0                     0            16,786(7)
  and President                       1994     310,417      100,000             0                     0            21,870(7)

------------------
(1) Bonus amounts are payable pursuant to BMCA's Executive Incentive Compensation Program. The stock appreciation rights (S) relate to shares of GAF common stock. The options (0) relate to shares of redeemable convertible preferred stock of BMCA. See 'Options/SARs.'

(2) Included in 'Other Annual Compensation' for Mr. Kumar are $19,897 in payment of moving related expenses and a 'tax gross-up' of $8,711 in 1995. Included in 'All Other Compensation' for Mr. Kumar are $10,750 and $5,664, representing BMCA's contribution under the GAF Capital Accumulation Plan in 1996 and 1995, respectively; $1,636 for premiums paid by BMCA in each of 1995 and 1996 for a life insurance policy; and $1,175 for the premium paid by BMCA for a long-term disability policy in each of 1995 and 1996. Mr. Kumar commenced employment with the Company in February 1995.

(3) Included in 'All Other Compensation' for Mr. Adair are $1,260 in each of 1996 and 1995 for premiums paid for a life insurance policy; $2,212 and $2,193 for premiums paid on a long-term disability policy in

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

    1996 and 1995, respectively; and $500 in each of 1996 and 1995, representing the Company's contribution under the GAF Capital Accumulation Plan. USI became a subsidiary of GAF in 1995.

(4) Included in these amounts for Dr. LaPalme are: $11,000, $11,000 and $11,000, representing BMCA's contribution under the GAF Capital Accumulation Plan in 1996, 1995 and 1994, respectively; $2,754, $2,646 and $5,643 for premiums paid by BMCA for a life insurance policy in 1996, 1995 and 1994, respectively; and $765, $735 and $695 for premiums paid by BMCA for a long-term disability policy in 1996, 1995 and 1994, respectively.

(5) Included in these amounts for Mr. Collins are: $10,633, $14,149 and $3,655, representing BMCA's contribution under the GAF Capital Accumulation Plan in 1996, 1995 and 1994, respectively; $849 for the premium paid by BMCA for a life insurance policy in 1996; and $610 for the premium paid by BMCA for a long-term disability policy in 1996.

(6) Included in these amounts for Mr. Okaly are: $10,390, $9,261 and $9,018, representing BMCA's contributions under the GAF Capital Accumulation Plan in 1996, 1995 and 1994, respectively; $284, $267 and $251 for premiums paid by BMCA for a life insurance policy in 1996, 1995 and 1994, respectively, and $538, $505 and $475 for premiums paid by BMCA for a long-term disability policy in 1996, 1995 and 1994, respectively.

(7) Included in these amounts for Mr. Sergey are: $10,708; $11,000 and $11,000, representing BMCA's contribution under the GAF Capital Accumulation Plan in 1996, 1995 and 1994, respectively; $4,723, $4,536 and $9,620 for premiums paid by BMCA for a life insurance policy in 1996, 1995 and 1994, respectively; and $1,250, $1,250 and $1,250 for premiums paid by BMCA for a long-term disability policy in 1996, 1995 and 1994, respectively. Mr. Sergey retired from BMCA on May 31, 1996. For a six-month period following his retirement, Mr. Sergey served as a consultant for BMCA for a fee of $28,932 per month.

(8) The salaries and other compensation of Messrs. Heyman, Weinberg and Rogers are paid by ISP, an affiliate of BMCA. Mr. Heyman, Mr. Rogers and Mr. Weinberg render services to BMCA pursuant to a management agreement. See
    Item 13. No allocation of compensation for services to BMCA is made pursuant to such management agreement.

(9) Excluded are options to purchase redeemable convertible preferred stock of ISP Holdings. See Note (3) to the first table under 'Options/SARs' below.

OPTIONS/SARS

     The following table summarizes options ('BMCA Preferred Options') to acquire BMCA's Redeemable Convertible Preferred Stock and stock appreciation rights relating to GAF Common Stock ('GAF SARs') granted during 1996 to the executive officers named in the Summary Compensation Table above and the potential realizable value of BMCA Preferred Options and GAF SARs held by such persons. No BMCA Preferred Options or GAF SARs were exercised by such persons in 1996.

                              BMCA PREFERRED STOCK OPTION (O)/GAF SAR(S) GRANTS IN 1996 (1)(2)
                        -----------------------------------------------------------------------------
                                                                                POTENTIAL REALIZABLE
                                                                                  VALUE AT ASSUMED
                                                                                ANNUAL RATES OF BOOK
                         NUMBER OF SECURITIES      % OF TOTAL OPTIONS/SARS       VALUE APPRECIATION
                        UNDERLYING OPTIONS/SARS     GRANTED TO EMPLOYEES       ----------------------
                                GRANTED                IN FISCAL 1996             5%           10%
                        -----------------------    -----------------------     --------      --------
Sunil Kumar(3).......           8,609(S)                   16.4%(S)            $194,363(S)   $242,904(S)
                                2,190(O)                    8.9%(O)              68,000(0)    160,000(0)
Danny J. Adair.......           1,550(O)                    6.3%(O)              48,000(0)    113,000(0)
Donald W. LaPalme....           1,200(O)                    4.9%(O)              37,000(0)     88,000(0)
William W. Collins...             900(O)                    3.7%(O)              28,000(0)     66,000(0)
Joseph J. Okaly......             900(O)                    3.7%(O)              28,000(0)     66,000(0)

------------------
(1) The BMCA Preferred Options represent options to purchase shares of Redeemable Convertible Preferred Stock of BMCA (the 'Preferred Stock'). Each share of Preferred Stock is convertible, at the holder's option, into shares of common stock of BMCA at a formula price based on Book Value (as defined in the option agreement) as of the date of grant. The BMCA Preferred Options vest over seven years from the date of grant. Dividends will accrue on the Preferred Stock from the date of issuance at the rate of 8% per annum. The Preferred Stock is redeemable, at the Company's option, for a redemption price equal to the exercise price per share plus accrued and unpaid dividends. The common stock of BMCA issuable upon conversion of the Preferred Stock is subject to repurchase by the Company under certain circumstances at a price equal to current Book Value. The exercise price of the options is equal to the fair value per share of the Preferred Stock at the date of grant. The BMCA Preferred Options have no expiration date. The potential realizable values are calculated on the basis of a seven-year period from the date of grant. In connection with the Separation Transactions, options to purchase shares of redeemable convertible preferred stock of USI held by Messrs. Kumar, LaPalme, Collins, Okaly and Adair were canceled and exchanged for an equal number of BMCA Preferred Options and the terms of BMCA Preferred Options were adjusted to reflect the impact of the Separation Transactions. The information set forth above reflects such adjustment and exchange.


(2) The GAF SARs represent the right to receive a cash payment based upon the appreciation in value of the specified number of shares of common stock of GAF over the determined initial book value per share of common stock of GAF (adjusted for the Separation Transactions) and interest on such book value at a specified rate. The GAF SARs vest over a five-year period, subject to earlier vesting under certain circumstances, including in connection with a change of control, and have no expiration date. The potential realizable values are calculated on the basis of a ten-year period from the date of grant. The GAF SARs were issued to Mr. Kumar on January 1, 1997 in connection with the Separation Transactions, in exchange for options granted to Mr. Kumar in 1996 to purchase shares of redeemable convertible preferred stock of GAF. The grant date of the GAF SARs is deemed to be the grant date of such GAF options for vesting and other purposes.

(3) Excluded are options to purchase 24,095 shares of redeemable convertible preferred stock of ISP Holdings ('ISP Holdings Options') issued to Mr. Kumar on January 1, 1997 in connection with the Separation Transactions, which have potential realizable values of $48,491 and $1,667,715 at assumed annual rates of Book Value appreciation of 5% and 10%, respectively. Each share of ISP Holdings preferred stock is convertible, at the holder's option, into shares of common stock of ISP Holdings at a formula price based on the sum of the determined initial Book Value (as defined in the option agreement) plus interest on such Book Value at a specified rate. The ISP Holdings Options are exercisable at a price of $111.44 per share and vest over seven years from the date of grant, subject to earlier vesting under certain circumstances, including
                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

    in connection with a change of control. Dividends will accrue on the ISP Holdings preferred stock from the date of issuance at the rate of 6% per annum. The ISP Holdings preferred stock is redeemable, at ISP Holdings' option, for a redemption price equal to the exercise price per share plus accrued and unpaid dividends. The ISP Holdings common stock issuable upon conversion of the ISP Holdings preferred stock is subject to repurchase by ISP Holdings under certain circumstances at a price equal to current Book Value. The ISP Holdings Options have no expiration date. The potential realizable values are calculated on the basis of a ten-year period from the date of grant.

          BMCA PREFERRED STOCK OPTIONS/GAF STOCK APPRECIATION RIGHTS
                 AND OPTION/SAR VALUES AS OF DECEMBER 31, 1996

                           NUMBER OF SECURITIES
                                UNDERLYING                VALUE OF UNEXERCISED
                        UNEXERCISED BMCA PREFERRED     IN-THE-MONEY BMCA PREFERRED
                          OPTIONS(O)/GAF SARS(S)         OPTIONS(O)/GAF SARS(S)
                                AT 12/31/96                  AT 12/31/96(1)
NAME                     EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
---------------------   ---------------------------    ---------------------------
Sunil Kumar(2).......      0/17,810(S) 0/2,190(O)            $0/$9,648(S)(1)
Danny J. Adair.......                  0/1,550(O)                        (1)
Donald W. LaPalme....                  0/1,200(O)                        (1)
William W. Collins...                    0/900(O)                        (1)
Joseph J. Okaly......                    0/900(O)                        (1)

------------------
(1) 9,201 GAF SARs held by Mr. Kumar were not in-the-money as of December 31, 1996. No BMCA Preferred Options were in the money as of December 31, 1996.

(2) Excluded are options to purchase 33,296 shares of ISP Holdings preferred stock held by Mr. Kumar, none of which were exercisable and 9,201 of which were in-the-money and had a value of $529,127 as of December 31, 1996.

COMPENSATION OF DIRECTORS

     The directors of BMCA do not receive any compensation for their services as such.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the outstanding common stock of BMCA (the 'Common Stock') is owned of record by GAFBMC. All of the outstanding common stock of GAFBMC is owned of record by G Industries which is 100% owned of record by G-I Holdings, which in turn is 100% owned of record by GAF.

     The following table sets forth information with respect to the ownership of Common Stock, as of March 15, 1997, by each other person known to BMCA to own beneficially more than 5% of the Common Stock outstanding on that date, by each director of BMCA and by all executive officers and directors of BMCA as a group:

                                                       AMOUNT AND                        PERCENT OF
                        NAME AND ADDRESS OF            NATURE OF          PERCENT OF    TOTAL VOTING
  TITLE OF CLASS         BENEFICIAL OWNER         BENEFICIAL OWNERSHIP      CLASS          POWER
------------------  ---------------------------   --------------------    ----------    ------------
Common Stock......  Samuel J. Heyman                    1,000,010             100%(1)        100%(1)
                    1361 Alps Road
                    Wayne, New Jersey 07470

                    All directors and executive         1,000,010             100%(1)        100%(1)
                    officers of BMCA as a
                    group (9 persons)

                                                        (Footnotes on next page)

(Footnotes from previous page)
------------------
(1) The number of shares shown as being beneficially owned by Mr. Heyman and by all directors and executive officers of the Company as a group attributes ownership of GAFBMC's shares to Mr. Heyman. As of March 15, 1997, Mr. Heyman beneficially owned approximately 96% of the capital stock of GAF.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENTS

     Pursuant to a management agreement which expires December 31, 1997, ISP (which is controlled by BMCA's Chief Executive Officer, Samuel J. Heyman) provides certain general management, administrative and facilities services to BMCA and USI (including the use of BMCA's headquarters in Wayne, New Jersey), for which BMCA and USI paid ISP a management fee of $3.9 million in 1996. In addition to the management fee, BMCA paid approximately $.8 million to ISP in 1996 primarily for telecommunications and information services and approximately $.3 million to ISP in 1996 for certain legal services, which in each case were not then contemplated by the management agreement. In connection with the Separation Transactions, BMCA and ISP modified the management agreement to incorporate such services into the management agreement, and, in that connection, increased the management fee payable by the Company to ISP to $4.7 million. Certain of BMCA's executive officers receive their compensation from ISP, with ISP being indirectly reimbursed therefor by virtue of the management fee.

     As of January 1, 1997, BMCA and GFC entered into a management agreement under which BMCA provides certain general management, administrative and financial services to GFC. Under the management agreement which expires December 31, 1997, GFC is obligated to pay BMCA an annual management fee of $1,000,000.

     Due to the unique nature of the services provided under the management agreements, comparisons with third party arrangements are difficult. However, BMCA believes that the terms of each of the management agreements taken as a whole are no less favorable to BMCA than could be obtained from an unaffiliated third party.

CERTAIN PURCHASES

     BMCA purchases from ISP all of its colored mineral granules requirements, except for the requirements of its California roofing plant, under a requirements contract which was renewed for one year, effective as of January 1, 1997, and is subject to annual renewal unless terminated by BMCA or ISP. In December 1995, USI commenced purchasing substantially all of its requirements for colored roofing granules from ISP (except for the requirements of its Stockton, California and Corvallis, Oregon plants which are supplied by a third party) pursuant to a supply contract. In 1996, BMCA and USI purchased in the aggregate approximately $50.5 million of mineral products from ISP.

     As part of the Separation Transactions, the Company transferred to GFC its Nashville, Tennessee facility, which manufactures a significant portion of the Company's glass fiber requirements, and entered into a supply contract with GFC under which GFC produces glass fiber for the Company on terms which the Company believes are at least as favorable to the Company as could be obtained from an unaffiliated third party.

TAX SHARING AGREEMENT

     BMCA and its subsidiaries have entered into a tax sharing agreement dated January 31, 1994 with GAF and G-I Holdings with respect to the payment of federal income taxes and certain related matters (the 'Tax Sharing Agreement'). During the term of the Tax Sharing Agreement, which shall be effective for the period during which BMCA or any of its domestic subsidiaries is included in a consolidated federal income tax return filed by GAF, BMCA is obligated to pay G-I Holdings an amount equal to those federal income taxes BMCA would have incurred if BMCA (on behalf of itself and its domestic subsidiaries) filed its own federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by BMCA to G-I Holdings in future years, but cannot be carried back. If BMCA were no longer a member of the consolidated GAF tax group (the 'GAF Group'), it would be required to pay to G-I Holdings the value of any tax attributes it would succeed to under the consolidated return regulations to the extent such attributes reduced the amounts otherwise payable by BMCA under the Tax Sharing Agreement. Under certain circumstances, the provisions of the Tax Sharing Agreement could result in BMCA having a greater liability thereunder than it would have had if it (and its domestic subsidiaries) had filed its own separate federal income tax return. Under the Tax Sharing Agreement, BMCA and each of its domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of GAF or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to the business or assets of BMCA or any domestic subsidiary of BMCA. Although, as a member of the GAF Group, BMCA is severally liable for all federal income tax liabilities of the GAF Group, including tax liabilities not related to the business of BMCA, G-I Holdings and GAF have agreed to indemnify BMCA and its subsidiaries for all tax liabilities of the GAF Group other than tax liabilities (i) arising from the operations of BMCA and its domestic subsidiaries and (ii) for tax years pre-dating the Tax

Sharing Agreement that relate to the business or assets of BMCA and its domestic subsidiaries. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, GAF makes all decisions with respect to all matters relating to taxes of the GAF Group. The provisions of the Tax Sharing Agreement take into account both the federal income taxes BMCA would have incurred if it filed its own separate federal income tax return and the fact that BMCA is a member of the GAF Group for federal income tax purposes.

INTERCOMPANY BORROWINGS

     BMCA makes loans to, and borrows from, G-I Holdings and its subsidiaries from time to time at prevailing market rates (between 5.68% and 6.03% per annum during 1996). The highest amount of loans made by BMCA to G-I Holdings during 1996 was $45.4 million and the highest amount of loans made to BMCA by G-I Holdings and its subsidiaries during 1996 was $24.3 million. As of December 31, 1996, no loans were owed to BMCA by G-I Holdings or owed by BMCA to affiliates.

     Prior to the consummation of the Separation Transactions, letters of credit for the benefit of BMCA were provided under ISP's revolving credit agreement. The highest amount of such letters of credit during 1996 was $100,000.

                                    *  *  *

     Reference is made to the description of the Separation Transactions contained in the second paragraph under Item 1,'Business.'

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

     (a)(1) Financial Statements: See Index on page F-1.

     (a)(2) Financial Statement Schedules: See Index on page F-1.

     (a)(3) Exhibits:

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------
  3.1    -- Certificate of Incorporation of BMCA (incorporated by reference to
            Exhibit 3.1 to BMCA's Registration Statement on Form S-4
            (Registration No. 33-81808) (the 'Deferred Coupon Note Registration
            Statement')).

  3.2    -- By-laws of BMCA (incorporated by reference to Exhibit 3.2 to the
            Deferred Coupon Note Registration Statement).

  3.3    -- Certificate of Designations of Series A Cumulative Redeemable
            Convertible Preferred Stock.

  4.1 -- Indenture, dated as of December 9, 1996, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration on Form S-4 (Registration No. 333-20859) (the
            'Senior Notes Registration Statement')).

  4.2    -- Indenture, dated as of June 30, 1994, between BMCA and The Bank of
            New York, as trustee (incorporated by reference to Exhibit 4.1 to the Deferred Coupon Note Registration Statement).

 10.1    -- Management Agreement, dated as of March 3, 1992 ('Management
            Agreement'), among GAF, G-I Holdings, G Industries, ISP, GAFBMC and
            GAF Broadcasting Company, Inc. (incorporated by reference to Exhibit
            10.9 to the Registration Statement on Form S-4 of G-I Holdings
            (Registration No. 33-72220)).

 10.2    -- Amendment No. 1, dated as of January 1, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.10 to G-I
            Holdings' Annual Report on Form 10-K for the year ended December 31,
            1993).

 10.3    -- Amendment No. 2, dated as of May 31, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.1 to G-I
            Holdings' Quarterly Report on Form 10-Q for the quarter ended July
            3, 1994).

 10.4    -- Amendment No. 3, dated as of December 31, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.4 to ISP's Annual
            Report on Form 10-K for the year ended December 31, 1994).

 10.5    -- Amendment No. 4, dated as of December 31, 1995, to the Management
            Agreement (incorporated by reference to Exhibit 10.6 to G-I
            Holdings' Registration Statement on Form S-4 (Registration No.
            333-2436)).

 10.6    -- Amendment No. 5, dated as of October 18, 1996, to the Management
            Agreement (incorporated by reference to Exhibit 10.6 to ISP
            Holdings' Registration Statement on Form S-4 (Registration No.
            333-17827)).

 10.7    -- Amendment No. 6, dated as of January 1, 1997, to the Management
            Agreement (incorporated by reference to Exhibit 10.8 to the Senior
            Notes Registration Statement).

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------
 10.8    -- Tax Sharing Agreement, dated as of January 31, 1994, among GAF, G-I
            Holdings and BMCA (incorporated by reference to Exhibit 10.6 to the
            Deferred Coupon Note Registration Statement).

 10.9    -- Form of Option Agreement relating to Series A Cumulative Redeemable
            Convertible Preferred Stock.*

 10.10   -- Reorganization Agreement, dated as of January 31, 1994, among
            GAFBMC, G-I Holdings and BMCA (incorporated by reference to Exhibit
            10.9 to the Deferred Coupon Note Registration Statement).

 10.11   -- Stock Appreciation Right Agreement dated January 1, 1997 between GAF
            Corporation and Sunil Kumar.*

 10.12   -- Amended and Restated Stock Appreciation Right Agreement dated
            January 1, 1997 between GAF Corporation and Sunil Kumar.*

 21      -- Subsidiaries of BMCA.

 27      -- Financial Data Schedule for fiscal year 1996, which is submitted electronically to the Securities and Exchange Commission for information only.

------------------
* Management and/or compensatory plan or arrangement.

     (b) Reports on Form 8-K

          None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date: March 26, 1997                   BUILDING MATERIALS CORPORATION OF AMERICA

                                               By:   /s/ JAMES P. ROGERS
                                                       James P. Rogers
                                                   Executive Vice President

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

     SIGNATURE                          TITLE                          DATE
--------------------  ------------------------------------------  --------------
/s/ SAMUEL J. HEYMAN  Chairman, Chief Executive Officer and       March 26, 1997
  Samuel J. Heyman    Director (Principal Executive Officer)

/s/ JAMES P. ROGERS   Executive Vice President and Director       March 26, 1997
  James P. Rogers     (Principal Financial Officer)

  /s/ SUNIL KUMAR     President, Chief Operating Officer and      March 26, 1997
    Sunil Kumar       Director

 /s/ JOHN M. SERGEY   Director                                    March 26, 1997
   John M. Sergey

 /s/ JOHN F. REBELE   Vice President and Controller               March 26, 1997
   John F. Rebele     (Principal Accounting Officer)

                  BUILDING MATERIALS CORPORATION OF AMERICA

                                  FORM 10-K
                INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
               CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                            PAGE
                                                                            ----
Management's Discussion and Analysis of Financial Condition and Results
  of Operations..........................................................    F-2
Selected Financial Data..................................................    F-6
Report of Independent Public Accountants.................................    F-7
Consolidated Statements of Income for the three years ended December 31,
  1996...................................................................    F-8
Consolidated Balance Sheets as of December 31, 1995 and 1996.............    F-9
Consolidated Statements of Cash Flows for the three years ended December
  31, 1996...............................................................   F-10
Consolidated Statements of Stockholder's Equity (Deficit) for the three
  years ended December 31, 1996..........................................   F-12
Notes to Consolidated Financial Statements...............................   F-13
Supplementary Data (Unaudited):
  Quarterly Financial Data (Unaudited)...................................   F-27

                                   SCHEDULES

Consolidated Financial Statement Schedules:
  Schedule II--Valuation and Qualifying Accounts.........................    S-1

                   BUILDING MATERIALS CORPORATION OF AMERICA

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Building Materials Corporation of America (the 'Company'), an indirect subsidiary of GAF Corporation ('GAF') and G-I Holdings Inc. ('G-I Holdings'), was formed in January 1994 to acquire the operating assets and certain liabilities of GAF Building Materials Corporation ('GAFBMC'), the Company's parent. See Note 1 to Consolidated Financial Statements. As a result of the Separation Transactions consummated on January 1, 1997 (see Note 13 to Consolidated Financial Statements), (1) the Company's glass fiber manufacturing facility in Nashville, Tennessee (and certain related assets and liabilities) was transferred to GAF Fiberglass Corporation ('GFC'), formerly known as GAF Chemicals Corporation, (2) U.S. Intec, Inc. ('USI') became a subsidiary of the Company and (3) G-I Holdings made a contribution of approximately $82.5 million in cash and short-term investments to the Company. In that connection, GFC entered into a long-term supply agreement with the Company under which GFC has agreed to produce glass fiber for the Company (see Note 11 to Consolidated Financial Statements). The Company's Consolidated Financial Statements include the results of USI for the year ended December 31, 1996 and have been restated for the year ended December 31, 1995 to include USI's results of operations from the date of its acquisition by G-I Holdings, including sales of $21.8 million and a net loss of $0.5 million for the year ended December 31, 1995. See Note 1 to Consolidated Financial Statements.

RESULTS OF OPERATIONS

  1996 Compared With 1995

     The Company recorded net income in 1996 of $17.1 million compared with net income of $10.1 million in l995. The 69% increase in net income was primarily attributable to higher operating income and lower other expense, net, partially offset by higher interest expense.

     Net sales for 1996 increased $164.8 million (24%) to $852 million compared with $687.2 million in 1995. The sales growth reflected a 13% increase in sales for BMCA (excluding the effect of USI sales) due to increased unit volumes of both residential and commercial roofing products and higher average residential selling prices, and also reflected USI sales of $99 million for the full year 1996 compared with $21.8 million for the period in 1995 after the date of acquisition.

     Gross profit margin improved to 27.0% in 1996 from 26.4% in 1995, resulting primarily from higher average residential selling prices, partially offset by higher raw material costs. Selling, general and administrative expenses increased 24% to $166.7 million in 1996 from $134.1 million in 1995, primarily reflecting higher distribution and selling costs to support the increased level of sales, and also reflecting $13 million higher expenses as a result of the inclusion of USI for the full year 1996. Selling, general and administrative expenses as a percentage of net sales increased slightly from 19.5% in 1995 to 19.6% in 1996.


     Operating income in 1996 was $61.4 million, an increase of $15.5 million (34%) compared with $45.9 million in 1995. The higher operating income was attributable to the increased sales and improved margins and included $4.3 million operating income from USI.

     Interest expense was $32 million in 1996 compared with $24.8 million in 1995, principally reflecting higher debt levels. Other expense, net, decreased to $1.5 million in 1996 from $4.5 million in 1995. The improvement was primarily attributable to higher investment income (up $4.8 million) partially offset by increased expenses related to the sale of the Company's receivables (up $.6 million) and certain litigation costs.

  1995 Compared With 1994

     The Company recorded net income in 1995 of $10.1 million compared with net income of $16.7 million in 1994. The lower net income was primarily attributable to higher interest expense, partially offset by improved operating income.

     Net sales for 1995 increased $94.1 million (16%) to $687.2 million, compared with $593.1 million in 1994. The sales growth primarily reflected higher unit volumes of both residential and commercial roofing products, including $21.8 million sales of USI, acquired in October 1995, and those of the business of International Permalite Inc. ('IPI'), acquired in March 1994, and higher average selling prices.

     Gross profit margin decreased from 28.3% in 1994 to 26.4% in 1995, resulting principally from higher raw material costs, partially offset by the higher average selling prices. Selling, general and administrative expenses increased 9.7% to $134.1 million, primarily reflecting higher distribution and selling costs to support the increased level of sales, and also reflecting $3.6 million of USI expenses from the date of USI's acquisition. Selling, general and administrative expenses decreased as a percentage of net sales from 20.6% in 1994 to 19.5% in 1995.

     The Company recorded operating income of $45.9 million in 1995, up 3% compared with $44.7 million in 1994, due principally to the higher sales volumes, partially offset by the lower margins.

     Interest expense was $24.8 million in 1995 compared with $13.1 million in 1994. The increase was attributable to the issuance in June 1994 of the Company's 11 3/4% Senior Deferred Coupon Notes due 2004 (the 'Deferred Coupon Notes'). See Note 9 to Consolidated Financial Statements.

     Other expense, net, increased to $4.5 million in 1995 from $3.8 million in 1994. The increase was primarily attributable to increased expenses related to the sale of the Company's receivables (up $1.2 million) and certain litigation costs, partially offset by higher interest income from the Company's loan to a related party (up $0.9 million).

LIQUIDITY AND FINANCIAL CONDITION

     The Company generated $53.1 million of cash from operations during 1996,

invested $25.6 million for capital programs, and invested $38.9 million for net purchases of available-for-sale securities and other short-term investments, for a net cash outflow of $11.4 million before financing activities. Cash from operations included a cash outflow of $3.4 million for net purchases of trading securities.

     Cash invested in additional working capital totaled $14.9 million during 1996. This amount primarily reflected an increase in inventories of $8.1 million and a $5.1 million increase in receivables, reflecting higher sales levels.

     The Company generated $90 million from financing activities in 1996. On December 9, 1996, the Company issued $100 million principal amount at maturity of 8 5/8% Senior Notes due 2006 (the 'Notes'). In addition, principally as part of the Separation Transactions, G-I Holdings made cash contributions to the Company in 1996 of $86.1 million (not including contributions of $23.1 million of available-for-sale and held-to-maturity securities, also as part of the Separation Transactions). The Company utilized the net proceeds from the issuance of the Notes, together with the cash contributions from G-I Holdings, to repay indebtedness owed by USI to G-I Holdings of approximately $30 million and to pay the purchase price for the March 1997 acquisition of the assets of the Leatherback Industries division of Hollinee Corporation. The remainder will be utilized for general corporate purposes.

     Financing activities in 1996 also included $8.0 million of proceeds from the sale of the Company's receivables, offset by $34.9 million of repayments of long-term debt, $66.2 million of asbestos payments and $2.5 million of financing fees and expenses related to the issuance of the Notes.

     As a result of the foregoing factors, cash and cash equivalents increased by $78.6 million during 1996 to $124.6 million (excluding $106.2 million of trading, available-for-sale and held-to-maturity securities and other short-term investments).

     The Company's investment strategy is to seek returns in excess of money market rates on its available cash while minimizing market risks. There can be no assurance that the Company will be successful in implementing such a strategy. The Company invests primarily in international and domestic arbitrage and securities of companies involved in acquisition or reorganization transactions, including at times, common stock short positions which are offsets against long positions in securities which are expected, under certain circumstances, to be exchanged or converted into the short positions. With respect to its equity positions, the Company is exposed to the risk of market loss. See Note 2 to Consolidated Financial Statements.

     Borrowings by the Company are subject to the application of certain financial covenants contained in the indentures relating to the Deferred Coupon Notes and the Notes. As of December 31, 1996, the Company was in compliance with such covenants.

     In June 1996, the Company's bank credit facilities were extended to June

1997 on the same terms and conditions. In October 1996, a $10 million facility was increased to $12 million and extended to October 1997. Such facilities provide for revolving lines of credit up to $32 million and letters of credit of up to $41 million, provided that total borrowings and outstanding letters of credit may not exceed $42 million. As of December 31, 1996, $38.9 million of letters of credit were outstanding and no amounts had been borrowed thereunder. Under the agreements, the Company is subject to a minimum consolidated net worth test. As of December 31, 1996, the Company was in compliance with such test.

     USI has a revolving credit facility, providing for borrowings of up to $29.6 million and letters of credit of up to $2 million (such total borrowings and outstanding letters of credit not to exceed $29.6 million), which expires in January 1999 and is secured by, and subject to limitations based upon values of, accounts receivable, inventories and certain manufacturing equipment. As of December 31, 1996, there were $1.7 million of letters of credit outstanding and no amounts had been borrowed under such facility.

     The objectives of the Company in utilizing interest rate swap agreements are to lower funding costs, diversify sources of funding and manage interest rate exposure. As of December 31, 1996, the total notional amount of interest rate swaps outstanding was $100.8 million, and the amount of underlying debt relating to such swaps was $220.1 million. By utilizing interest rate swap agreements, the Company reduced its interest expense by $0.2, $1.5 and $2.2 million in 1994, 1995 and 1996, respectively. See Note 9 to Consolidated Financial Statements.

     See Note 9 to Consolidated Financial Statements for further information regarding the debt instruments of the Company.

     Upon its formation on January 31, 1994, the Company assumed the first $204.4 million of GAFBMC's liabilities relating to then pending cases and previously settled asbestos-related bodily injury cases, $201.3 million of which had been paid through December 31, 1996. Accordingly, as of January 31, 1994, the Company's stockholder's equity (deficit) reflects a charge of $124.7 million, representing the Company's assumption of the aforementioned asbestos liabilities net of a corresponding income tax benefit. At December 31, 1996, the Company had total outstanding consolidated indebtedness of $409.1 million and stockholder's equity of $143.2 million, of which $3.4 million matures prior to December 31, 1997. As of December 31, 1996, the current portion of the reserve for asbestos claims was $3.1 million. Substantially all of the asbestos-related liabilities assumed by the Company are expected to be paid by the end of the second quarter of 1997. The Company anticipates funding such obligations from its cash and investments, operations and/or borrowings (which may include borrowings from affiliates). See 'Item 3--Legal Proceedings' for further information regarding asbestos-related matters.

     In March 1993, the Company sold its trade accounts receivable ('receivables') to a trust, without recourse, pursuant to an agreement which provided for a maximum of $75 million in cash to be made available to the Company based on eligible receivables outstanding from time to time. In November 1996, the Company repurchased the receivables sold pursuant to the 1993 agreement and sold them to a special purpose subsidiary of the Company, BMCA Receivables Corporation, without recourse, which in turn sold them to a new trust, without recourse, pursuant to new agreements. The new agreements provide for a maximum of $115 million in cash to be made available to the Company based on eligible receivables outstanding from time to time. This facility expires in December 2001.

     The Company makes loans to, and borrows from, G-I Holdings and its subsidiaries at prevailing market rates. As of December 31, 1996, no loans were owed to the Company by G-I Holdings and no loans were owed by the Company to affiliates.

     The parent corporations of the Company are essentially holding companies without independent businesses or operations and, as such, are presently dependent upon the cash flow of their subsidiaries, principally the Company, in order to satisfy their obligations, including the asbestos-related claims mentioned above and certain potential tax liabilities including tax liabilities relating to Rhone-Poulenc Surfactants & Specialties, L.P., a Delaware limited partnership which operates, among other businesses, GFC's former surfactants chemicals business. The parent corporations of the Company are GAF, G-I Holdings, G Industries Corp. and GAFBMC, and except for the Company, the only significant asset of such parent corporations is GFC. GAF has advised the Company that it expects to obtain funds to satisfy such obligations from, among other things, dividends and loans from subsidiaries (principally the Company) and from payments pursuant to the Tax Sharing Agreement between GAF and the Company. The indentures relating to the Notes and the Deferred Coupon Notes contain restrictions on the amount of dividends, loans and other restricted payments (as defined therein) which may be paid by the Company. As of December 31, 1996, after giving effect to the most restrictive of the aforementioned restrictions, the Company could have paid dividends of up to $167.5 million. The Company does not believe that the dependence of its parent corporations on the cash flows of their subsidiaries should have a material adverse effect on the operations, liquidity or capital resources of the Company. For further information, see Notes 3, 5, 9 and 12 to Consolidated Financial Statements.

     For further information with regard to income taxes, see Note 5 to Consolidated Financial Statements.

     The Company does not believe that inflation has had a material effect on its results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

FORWARD-LOOKING STATEMENTS

     The discussions in this Report on Form 10-K contain both historical information and forward-looking statements. Although the Company believes that any such forward-looking statements are based on reasonable assumptions, these statements involve uncertainties that affect, among other things, the Company's operations, markets, products, services and prices. These uncertainties include economic, competitive, governmental and technological factors.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                            SELECTED FINANCIAL DATA

     Set forth below are selected consolidated financial data of the Company. The historical financial information gives effect to the formation of the Company as if it had occurred on January 1, 1992 and the Company's financial statements have been prepared on a basis which retroactively reflects the formation of the Company at the beginning of the periods presented prior to 1995, except that the Company's assumption of the first $204.4 million of liability relating to pending and previously settled asbestos-related bodily injury cases and related income tax benefits of $79.7 million have been reflected as a charge of $124.7 million to stockholder's equity upon the Company's formation as of January 31, 1994. As of January 1, 1997, U.S. Intec, Inc. ('USI') became a subsidiary of the Company through a capital contribution to the Company by G-I Holdings Inc., an indirect parent of the Company. Accordingly, the Company's Consolidated Financial Statements include the results of USI for the year ended December 31, 1996 and have been restated for the year ended December 31, 1995 to include USI's results of operations from the date of its acquisition by G-I Holdings, including sales of $21.8 million and a net loss of $0.5 million for the year ended December 31, 1995. See Note 1 to Consolidated Financial Statements.

                                             YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------
                                   1992      1993      1994      1995      1996
                                  ------    ------    ------    ------    ------
                                                    (MILLIONS)
OPERATING DATA:
  Net sales....................   $508.5    $559.2    $593.1    $687.2    $852.0
  Operating income.............     34.6      41.5      44.7      45.9      61.4
  Interest expense.............      3.6       2.0      13.1      24.8      32.0
  Income before income taxes...     23.1      33.0      27.8      16.5      27.9
  Income before cumulative
     effect of accounting
     change....................     14.1      20.4      16.7      10.1      17.1
  Net income...................      6.5      20.4      16.7      10.1      17.1

                                                   DECEMBER 31,
                                  ----------------------------------------------
                                   1992      1993      1994      1995      1996
                                  ------    ------    ------    ------    ------
                                                    (MILLIONS)
BALANCE SHEET DATA:
  Total working capital........   $ 33.8    $  4.8    $ 36.2    $ 54.6    $247.3
  Total assets.................    297.3     259.4     452.3     559.3     701.6
  Long-term debt...............     34.1      38.7     229.2     310.3     405.7
  Stockholder's equity
     (deficit).................    110.0      85.9     (28.9)     15.8     143.2

                                             YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------
                                   1992      1993      1994      1995      1996
                                  ------    ------    ------    ------    ------
                                                    (MILLIONS)
OTHER DATA:
  Depreciation.................   $ 12.8    $ 14.5    $ 16.8    $ 20.3    $ 23.9
  Goodwill amortization........      0.6       0.6       1.1       1.2       1.7
  Capital expenditures and
     acquisitions..............     15.6      19.0      54.3      54.1      25.6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Building Materials Corporation of America:

     We have audited the accompanying consolidated balance sheets of Building Materials Corporation of America (a Delaware corporation and a wholly-owned subsidiary of GAF Building Materials Corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, appearing on Pages F-8 to F-26 of this Form 10-K, present fairly, in all material respects, the financial position of Building Materials Corporation of America and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule appearing on page S-1 of this Form 10-K is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                               ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 3, 1997

                   BUILDING MATERIALS CORPORATION OF AMERICA

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  1994        1995        1996
                                                --------    --------    --------
                                                          (THOUSANDS)
Net sales....................................   $593,147    $687,184    $851,967
                                                --------    --------    --------
Costs and expenses:
  Cost of products sold......................    425,080     506,012     622,234
  Selling, general and administrative........    122,274     134,145     166,706
  Goodwill amortization......................      1,064       1,170       1,664
                                                --------    --------    --------
  Total costs and expenses...................    548,418     641,327     790,604
                                                --------    --------    --------
Operating income.............................     44,729      45,857      61,363
Interest expense.............................    (13,149)    (24,822)    (32,044)
Other expense, net...........................     (3,761)     (4,486)     (1,455)
                                                --------    --------    --------
Income before income taxes...................     27,819      16,549      27,864
Income taxes.................................    (11,159)     (6,450)    (10,809)
                                                --------    --------    --------
Net income...................................   $ 16,660    $ 10,099    $ 17,055
                                                --------    --------    --------
                                                --------    --------    --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,
                                                           --------------------
                                                             1995        1996
                                                           --------    --------
                                                               (THOUSANDS)
                         ASSETS
Current Assets:
  Cash and cash equivalents.............................   $ 45,989    $124,560
  Investments in trading securities.....................      6,095       1,065
  Investments in available-for-sale securities..........     31,951      82,016
  Investments in held-to-maturity securities............         --       7,169
  Other short-term investments..........................      2,069      15,944
  Accounts receivable, trade, less reserve of $1,794 and
     $1,180, respectively...............................     12,735       9,870
  Accounts receivable, other............................     23,263      23,235
  Inventories...........................................     69,073      77,196
  Deferred income tax benefits..........................      3,845          --
  Other current assets..................................      5,402       3,751
                                                           --------    --------
       Total Current Assets.............................    200,422     344,806
Property, plant and equipment, net......................    223,784     220,500
Excess of cost over net assets of businesses acquired,
  net of accumulated amortization of $5,225 and $6,889,
  respectively..........................................     57,702      60,469
Deferred income tax benefits............................     66,059      59,053
Other assets............................................     11,304      16,755
                                                           --------    --------
Total Assets............................................   $559,271    $701,583
                                                           --------    --------
                                                           --------    --------

          LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Current maturities of long-term debt..................   $  8,990    $  3,412
  Accounts payable......................................     51,975      47,879
  Payable to related parties, net.......................      2,749       2,287
  Accrued liabilities...................................     22,970      27,938
  Reserve for asbestos claims...........................     48,176       3,062
  Reserve for product warranty claims...................     11,000      12,914
                                                           --------    --------
       Total Current Liabilities........................    145,860      97,492
                                                           --------    --------
Long-term debt less current maturities..................    310,260     405,690
                                                           --------    --------
Reserve for asbestos claims.............................     21,110          --
                                                           --------    --------
Reserve for product warranty claims.....................     39,395      30,755
                                                           --------    --------
Other liabilities.......................................     26,864      24,409
                                                           --------    --------
Commitments and Contingencies...........................
Stockholder's Equity:
  Series A Cumulative Redeemable Convertible Preferred
     Stock, $.01 par value per share; 50,000 shares
     authorized; 0 shares issued........................         --          --
  Common Stock, $.001 par value per share; 1,050,000
     shares authorized; 1,000,010 shares issued and
     outstanding........................................         --          --
  Additional paid-in-capital............................     81,248     190,574
  Excess of purchase price over the adjusted historical
     cost of predecessor company shares owned by GAF's
     stockholders.......................................     (7,874)     (7,874)
  Accumulated deficit...................................    (57,229)    (40,174)
  Other.................................................       (363)        711
                                                           --------    --------
  Stockholder's Equity..................................     15,782     143,237
                                                           --------    --------
Total Liabilities and Stockholder's Equity..............   $559,271    $701,583
                                                           --------    --------
                                                           --------    --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1994        1995        1996
                                               --------    --------    --------
                                                         (THOUSANDS)
Cash and cash equivalents, beginning of
  year......................................   $    821    $ 29,015    $ 45,989
                                               --------    --------    --------
Cash provided by operating activities:
  Net income................................     16,660      10,099      17,055
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation...........................     16,796      20,252      23,857
     Goodwill amortization..................      1,064       1,170       1,664
     Deferred income taxes..................     10,959       6,250      10,609
     Noncash interest charges...............     10,480      21,432      23,718
  Increase in working capital items.........    (12,842)     (8,050)    (14,905)
  Purchases of trading securities...........         --          --     (33,824)
  Proceeds from sales of trading
     securities.............................         --          --      30,394
  (Increase) decrease in other assets.......      2,720       1,924      (1,711)
  Decrease in other liabilities.............     (6,384)     (4,502)     (4,158)
  Increase (decrease) in payable to related
     parties................................    (11,663)      1,939        (341)
  Other, net................................        757         112         787
                                               --------    --------    --------
Net cash provided by operating activities...     28,547      50,626      53,145
                                               --------    --------    --------
Cash used in investing activities:
  Capital expenditures and acquisitions.....    (54,279)    (54,111)    (25,629)
  Purchases of available-for-sale
     securities.............................         --     (45,706)   (139,355)
  Purchases of other short-term
     investments............................         --      (2,069)       (660)
  Proceeds from sales of available-for-sale
     securities.............................         --       8,416     101,095
                                               --------    --------    --------
Net cash used in investing activities.......    (54,279)    (93,470)    (64,549)
                                               --------    --------    --------

Cash provided by financing activities:
  Proceeds from sale of accounts
     receivable.............................     12,217       7,919       8,015
  (Increase) decrease in loans receivable
     from/payable to related party..........    (24,502)     23,633          --
  Proceeds from issuance of debt............    195,528      40,002      99,502
  Repayments of long-term debt..............    (15,317)    (10,440)    (34,856)
  (Increase) decrease in restricted cash....    (24,484)     24,484          --
  Capital contribution from parent
     company................................         --      34,312      86,077
  Dividend to parent company................     (7,900)         --          --
  Payments of asbestos claims...............    (75,340)    (59,795)    (66,224)
  Financing fees and expenses...............     (6,276)       (297)     (2,539)
                                               --------    --------    --------
  Net cash provided by financing
     activities.............................     53,926      59,818      89,975
                                               --------    --------    --------
Net change in cash and cash equivalents.....     28,194      16,974      78,571
                                               --------    --------    --------
Cash and cash equivalents, end of year......   $ 29,015    $ 45,989    $124,560
                                               --------    --------    --------
                                               --------    --------    --------

                                      F-10

                   BUILDING MATERIALS CORPORATION OF AMERICA

                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1994        1995        1996
                                               --------    --------    --------
                                                         (THOUSANDS)
Supplemental Cash Flow Information
Effect on cash from (increase) decrease in
 working capital items:*
  Accounts receivable.......................   $(14,340)   $    666    $ (5,122)
  Inventories...............................     (6,534)     (4,557)     (8,123)
  Other current assets......................        151       1,760         756
  Accounts payable..........................     11,900      (6,093)     (4,096)
  Accrued liabilities.......................     (4,019)        174       1,680
                                               --------    --------    --------
     Net effect on cash from increase in
       working capital items................   $(12,842)   $ (8,050)   $(14,905)
                                               --------    --------    --------
                                               --------    --------    --------
Cash paid during the period for:
  Interest (net of amount capitalized)......   $  2,583    $  2,796    $  6,442
  Income taxes (including taxes paid
     pursuant to the Tax Sharing
     Agreement).............................      9,609         213         537
Acquisition of U.S. Intec, Inc., net of $180
 cash acquired:
  Fair market value of assets acquired......               $105,285
  Purchase price of acquisition.............                 27,358
                                                           --------
  Liabilities assumed.......................               $ 77,927
                                                           --------
                                                           --------

------------------
* Working capital items exclude cash and cash equivalents, short-term investments, short-term debt and net payables to related parties. Working capital acquired in connection with acquisitions is reflected in 'Capital expenditures and acquisitions.' The effects of reclassifications between noncurrent and current assets and liabilities are excluded from the amounts shown above. In addition, the increase in receivables shown above does not reflect the cash proceeds from the sale of certain of the Company's receivables (see Note 6); such proceeds are reflected in cash from financing activities. As discussed in Notes 2 and 13, in connection with the Separation Transactions, G-I Holdings made a noncash contribution to the Company in December 1996 of $2.8 million of available-for-sale securities, $7.1 million of held-to-maturity securities and $13.2 million of other short-term investments.
                                      F-11

                   BUILDING MATERIALS CORPORATION OF AMERICA

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                                           CAPITAL
                                          STOCK AND                  RETAINED
                                          ADDITIONAL                 EARNINGS
                                           PAID-IN                 (ACCUMULATED
                                           CAPITAL       OTHER       DEFICIT)
                                          ----------    -------    -------------
                                                       (THOUSANDS)
Balance, December 31, 1993.............    $  46,936    $(1,802)     $  48,608
  Net income...........................           --         --         16,660
  Assumption of a portion of parent
     company's asbestos liability, net
     of related income tax benefits....           --         --       (124,696)
  Dividend to parent company...........           --         --         (7,900)
  Adjustment of unfunded pension
     liability.........................           --      1,214             --
                                          ----------    -------    -------------
Balance, December 31, 1994.............    $  46,936    $  (588)     $ (67,328)
  Net income...........................           --         --         10,099
  Capital contribution from parent
     company...........................       34,312         --             --
  Unrealized gain on available-for-sale
     securities, net of income tax
     effect of $174....................           --        272             --
  Adjustment of unfunded pension
     liability.........................           --        (47)            --
                                          ----------    -------    -------------
Balance, December 31, 1995.............    $  81,248    $  (363)     $ (57,229)
  Net income...........................           --         --         17,055
  Capital contribution from parent
     company...........................      109,326         --             --
  Unrealized gain on available-for-sale
     securities, net of income tax
     effect of $333....................           --        522             --
  Adjustment of unfunded pension
     liability.........................           --        552             --
                                          ----------    -------    -------------
Balance, December 31, 1996.............    $ 190,574    $   711      $ (40,174)
                                          ----------    -------    -------------
                                          ----------    -------    -------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Building Materials Corporation of America (the 'Company') was formed on January 31, 1994 and is a wholly owned subsidiary of GAF Building Materials Corporation ('GAFBMC'), which is a wholly owned subsidiary of G Industries Corp. ('G Industries'). G Industries is a wholly owned subsidiary of G-I Holdings Inc. ('G-I Holdings'), which is a wholly owned subsidiary of GAF Corporation ('GAF').

     The Company manufactures a broad line of asphalt roofing products and accessories for the residential and commercial roofing markets in the United States.

NOTE 1. FORMATION OF THE COMPANY AND RESTATEMENT OF FINANCIAL STATEMENTS

  Formation of the Company

     Effective as of January 31, 1994, GAFBMC transferred to the Company all of its business and assets (other than three closed manufacturing facilities, certain deferred tax assets and receivables from affiliates). The Company recorded the assets and liabilities related to such transfer at GAFBMC's historical costs. The Company contractually assumed all of GAFBMC's liabilities, except (i) all of GAFBMC's environmental liabilities, other than environmental liabilities relating to the Company's plant sites and its business as then conducted, (ii) any potential liability relating to certain litigation with Georgia-Pacific Corporation (see 'Item 3--Other Litigation') and (iii) all of GAFBMC's asbestos-related liabilities, other than the first $204.4 million of such liabilities (whether for indemnity or defense) relating to then-pending asbestos-related bodily injury cases and previously settled asbestos-related bodily injury cases which the Company contractually assumed and agreed to pay. G-I Holdings and GAFBMC have agreed, jointly and severally, to indemnify the Company from liabilities not assumed by the Company, including asbestos-related and environmental liabilities not expressly assumed by the Company. See Note 3.

     The Company's Consolidated Financial Statements have been prepared on a basis which retroactively reflects the formation of the Company, as discussed above, for all periods presented prior to 1995, except that the Company's assumption of $204.4 million of asbestos-related liabilities described above and related income tax benefits of $79.7 million have been reflected as a charge of $124.7 million to stockholder's equity upon the Company's formation as of January 31, 1994.

  Restatement of Financial Statements

     In October 1995, G-I Holdings acquired all of the outstanding shares of U.S. Intec, Inc. ('USI'), which manufactures commercial roofing products, for a purchase price of $27.5 million and assumed $35 million of USI's indebtedness. As of January 1, 1997, USI became a wholly owned subsidiary of the Company through a capital contribution to the Company by G-I Holdings (see Note 13). Accordingly, the Company's Consolidated Financial Statements include the results of USI for the year 1996 and have been restated for the year 1995 to include USI's results of operations from the date of its acquisition by G-I Holdings, including sales of $21.8 million and a net loss of $0.5 million. USI's sales in 1996 were $99 million.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     All subsidiaries are consolidated and intercompany transactions have been eliminated.

  Financial Statement Estimates

     The preparation of financial statements requires management to make certain estimates. Actual results could differ from those estimates. In the opinion of management, the financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company has a policy to review the recoverability of long-lived assets and identify and measure any potential impairments. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources, subject to the matters discussed in Note 12 (Commitments and Contingencies).

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Short-term Investments

     For securities classified as 'trading' (including short positions), unrealized gains and losses are reflected in income. For securities classified as 'available-for-sale', unrealized gains and losses, net of income tax effect, are included in a separate component of stockholder's equity (deficit), 'Other', and were $.3 and $.8 million as of December 31, 1995 and 1996, respectively. Investments classified as 'held-to-maturity' securities are carried at amortized cost in the Consolidated Balance Sheet.

     'Other expense, net' includes $.4, and $6.4 million of net realized and unrealized gains on securities in 1995 and 1996, respectively. The determination of cost in computing realized gains and losses is based on the specific identification method.

     In connection with the Separation Transactions (see Note 13), in December 1996, G-I Holdings made a capital contribution to the Company of $2.8 million of available-for-sale securities, $7.1 million of held-to-maturity securities and $13.2 million of other short-term investments.

     During the fourth quarter of 1995, the Company redesignated certain equity securities held long (which are offsets against short positions in certain other securities), with a fair market value of $6.3 million, as 'trading' and recorded unrealized gains on such securities, through the date of redesignation, in the amount of $.5 million as 'Other income'.

     As of December 31, 1995 and 1996, the market value of the Company's equity securities held long was $38.2 and $82.5 million, respectively, and the Company had $5.9 and $5.6 million, respectively, of short positions in common stocks, based on market value. As of December 31, 1996, the market value of the Company's held-to-maturity securities was $7.6 million. The market values referred to above are based on quotations as reported by various stock exchanges and major broker-dealers. With respect to its investments in securities, the Company is exposed to the risk of market loss.

     'Other short-term investments' are investments in limited partnerships which are accounted for by the equity method. Gains and losses are reflected in 'other expense, net'. Liquidation of partnership interests generally require a 30 to 45 day notice period.

     Cash and cash equivalents include cash on deposit and debt securities purchased with original maturities of three months or less.

     In accordance with the terms of the indenture for the Company's 11 3/4% Senior Deferred Coupon Notes due 2004 (the 'Deferred Coupon Notes') (see Note
9), the Company deposited $100 million of the proceeds from the issuance of the Deferred Coupon Notes into a segregated account maintained by the trustee under the indenture (the 'Account'). Funds in the Account could be invested only in certain permitted investments and could be used, subject to certain exceptions, only to fund the Company's assumed asbestos liabilities. As of December 31, 1994, $24.5 million remained in the Account and was invested in Eurodollar deposits purchased with a maturity of less than three months. The Account was reduced to a zero balance in 1995.

  Inventories

     Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine cost for a portion of the Company's inventories. All other inventories are determined principally based on the FIFO (first-in, first-out) method.

  Property, Plant and Equipment

     Depreciation is computed principally on the straight-line method based on the estimated economic lives of the assets. Certain interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment.

                   BUILDING MATERIALS CORPORATION OF AMERICA

  Excess of Purchase Price Over the Adjusted Historical Cost of Predecessor Company Shares

     Stockholder's equity reflects a reduction of $7.9 million which arose from a management-led buyout in March 1989 of the predecessor company to GAF (the 'Acquisition'), because certain members of the management group owned shares of the predecessor company's common stock before the Acquisition and own shares of GAF after the Acquisition. Accordingly, a step-up in asset values to fair value as required by the purchase method of accounting (which was applied to the Acquisition) does not apply to their shares.

  Excess of Cost Over Net Assets of Businesses Acquired ('Goodwill')

     Goodwill is amortized on the straight-line method over a period of approximately 40 years. The Company believes that the goodwill is recoverable. The primary financial indicator to assess recoverability of goodwill is operating income before amortization of goodwill. The assessment is based on an undiscounted analysis.

  Debt Issuance Costs

     Debt issuance costs are amortized to expense over the life of the related debt.

  Revenue Recognition

     Revenue is recognized at the time products are shipped to the customer. Revenues in 1996 included sales to American Builders and Contractors Supplies Co., Inc., which accounted for approximately 11% of the Company's net sales.

  Interest Rate Swaps

     Gains (losses) on interest rate swap agreements ('swaps') are deferred and amortized as a reduction (increase) of interest expense over the remaining life of the debt issue with respect to which the swaps were entered.

  Research and Development

     Research and development expenses are charged to operations as incurred and were $2.5, $3.1 and $4.5 million for 1994, 1995 and 1996, respectively.

  Warranty Claims

     The Company provides certain limited warranties covering most of its residential roofing products for periods ranging from 20 to 40 years. The Company also offers limited warranties and guaranties of varying durations on its commercial roofing products; income from warranty contracts related to commercial roofing products is recognized over the life of the agreements. The Company believes that the reserves established for estimated probable future warranty claims are adequate.

  Environmental Liability

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. The Company estimates that its liability in respect of such environmental matters, and certain other environmental compliance expenses, as of December 31, 1996, is $1.3 million, before reduction for insurance recoveries reflected on its balance sheet of $.5 million. The Company's liability is reflected on an undiscounted basis. See Item 3, 'Legal Proceedings--Environmental Litigation,' which is incorporated by reference, for further discussion with respect to environmental liabilities and estimated insurance recoveries.

  Reclassifications

     Certain amounts in the 1994 and 1995 Consolidated Financial Statements and Notes to Consolidated Financial Statements have been reclassified to conform to the 1996 presentation.

NOTE 3. RESERVE FOR ASBESTOS-RELATED BODILY INJURY CLAIMS

     Upon its formation, the Company contractually assumed and agreed to pay the first $204.4 million of GAFBMC's asbestos-related bodily injury liabilities (whether for indemnity or defense), relating to pending cases and previously settled, but not paid, cases as of January 31, 1994, and no other asbestos liabilities of

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 3. RESERVE FOR ASBESTOS-RELATED BODILY INJURY CLAIMS--(CONTINUED)

GAFBMC. Of that amount, $201.3 million had been paid through December 31, 1996, and the Company's remaining asbestos liability amounted to $3.1 million as of December 31, 1996. Substantially all of the Company's asbestos liabilities are expected to be paid by the end of the second quarter of 1997. Also see Note 1. G-I Holdings and GAFBMC have agreed, jointly and severally, to indemnify the Company against any claims related to asbestos-related liabilities, other than those assumed by the Company, in the event that claims in connection with liabilities not assumed by the Company are asserted against it. GAFBMC is administering all asbestos-related bodily injury claims, including those assumed by the Company, and will have the right to settle or litigate asbestos-related claims and to settle and allocate recoveries among GAF, the Company and GAFBMC under insurance policies relating thereto.

     As of December 31, 1996, G-I Holdings' and GAFBMC's consolidated reserves for asbestos bodily injury claims were $333.8 million (before estimated present value of recoveries from products liability insurance policies of $190.5 million and related deferred tax benefits of $51.7 million). G-I Holdings and GAFBMC have advised the Company that certain components of the asbestos-related liability and the related insurance recoveries have been reflected on a discounted basis in their financial statements, and that the aggregate undiscounted consolidated liability, as of December 31, 1996, before estimated recoveries from products liability insurance policies, was $370.6 million. The rate (6.25%) used to discount the affected components of the asbestos-related liability was equivalent to the interest rate in October 1993 for securities with a 10-year maturity backed by U.S. Government agencies. As of December 31, 1996, G-I Holdings' consolidated expected net payments (receipts) for the years 1997, 1998, 1999, 2000 and 2001 are $58.2, $(9.8), $25.9, $35.8 and $34.3
million, respectively, and the aggregate expected payments to be made after 2001 are $23.8 million.

     For a further discussion with respect to the foregoing, see Item 3, 'Legal Proceedings', which is incorporated herein by reference.

NOTE 4. ACQUISITION

     In March 1994, a subsidiary of the Company acquired the assets and certain liabilities of International Permalite Inc. ('IPI'), a manufacturer of perlite roofing insulation products. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair values of the identifiable net assets acquired, and the excess was recorded as goodwill. The results of IPI, including sales of $19.3 million for the year 1994, are included from the date of acquisition; the effects were not material to 1994 operations.

NOTE 5. INCOME TAXES

     Income tax provision, which has been computed on a separate return basis, consists of the following:

                                    YEAR ENDED DECEMBER 31,
                                --------------------------------
                                  1994        1995        1996
                                --------    --------    --------
                                          (THOUSANDS)
Federal--Deferred............   $ (9,438)   $ (5,424)   $ (9,241)
                                --------    --------    --------
State and local:
  Current....................       (200)       (200)       (200)
  Deferred...................     (1,521)       (826)     (1,368)
                                --------    --------    --------
     Total state and local...     (1,721)     (1,026)     (1,568)
                                --------    --------    --------
Income tax provision.........   $(11,159)   $ (6,450)   $(10,809)
                                --------    --------    --------
                                --------    --------    --------

                                      F-16

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 5. INCOME TAXES--(CONTINUED)

     The differences between the income tax provision computed by applying the statutory Federal income tax rate to pre-tax income, and the income tax provision reflected in the Consolidated Statements of Income are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1994        1995        1996
                                               --------    --------    --------
                                                         (THOUSANDS)
Statutory provision.........................   $ (9,737)   $ (5,792)   $ (9,752)
  Impact of:
     State and local taxes, net of Federal
       benefits.............................     (1,119)       (667)     (1,019)
     Nondeductible goodwill amortization....       (372)       (260)       (484)
     Other, net.............................         69         269         446
                                               --------    --------    --------
Income tax provision........................   $(11,159)   $ (6,450)   $(10,809)
                                               --------    --------    --------
                                               --------    --------    --------

     The components of the net deferred tax assets are as follows:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1995        1996
                                                          --------    --------
                                                              (THOUSANDS)
Deferred tax liabilities related to property, plant and
  equipment............................................   $(10,173)   $(11,782)
                                                          --------    --------
Deferred tax assets related to:
  Expenses not yet deducted for tax purposes:
     Reserve for asbestos claims.......................     27,022       1,195
     Other.............................................     35,437      38,774
  Net operating losses not yet utilized under the Tax
     Sharing Agreement.................................     17,618      30,866
                                                          --------    --------
  Total deferred tax assets............................     80,077      70,835
                                                          --------    --------
  Net deferred tax assets..............................     69,904      59,053
  Less current portion.................................      3,845          --
                                                          --------    --------
  Noncurrent deferred tax assets.......................   $ 66,059    $ 59,053
                                                          --------    --------
                                                          --------    --------

     Management has determined, based on the Company's history of prior earnings and its expectations for the future, that future taxable income will more likely than not be sufficient to utilize fully the deferred tax assets recorded.

     The Company and its subsidiaries entered into a tax sharing agreement dated January 31, 1994 with GAF and G-I Holdings under which the Company is obligated to pay G-I Holdings an amount equal to those Federal income taxes the Company would have incurred if the Company (on behalf of itself and its subsidiaries) filed its own Federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by the Company to G-I Holdings in future years, but cannot be carried back. If the Company were no longer a member of the GAF consolidated tax group (the 'GAF Group'), it would be required to pay to G-I Holdings the value of any tax attributes it would succeed to under the consolidated return regulations to the extent such attributes reduced the amounts otherwise payable by the Company under the Tax Sharing Agreement. Under certain circumstances, the provisions of the Tax Sharing Agreement could result in the Company having a greater liability thereunder than it would have had if it (and its subsidiaries) had filed its own separate Federal income tax return. Under the Tax Sharing Agreement, the Company and each of its subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of GAF or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to the business or assets of the Company or any subsidiary of the Company. Although, as a member of the GAF Group, the Company is severally liable for all Federal income tax liabilities of every member of the GAF Group, including tax liabilities not related to the business of the Company, G-I Holdings and GAF have agreed to indemnify the Company and its subsidiaries for all tax liabilities of the GAF Group other than tax liabilities (i) arising from the operations of the Company and its

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 5. INCOME TAXES--(CONTINUED)

subsidiaries and (ii) for tax years pre-dating the Tax Sharing Agreement that relate to the business or assets of the Company and its subsidiaries. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, GAF makes all decisions with respect to all matters relating to taxes of the GAF Group. The provisions of the Tax Sharing Agreement take into account both the Federal income taxes the Company would have incurred if it filed its own separate Federal income tax return and the fact that the Company is a member of the GAF Group for Federal income tax purposes. In accordance with the Tax Sharing Agreement, effective January 31, 1994, tax benefits generated by net operating losses and credits will reduce future tax sharing payments to G-I Holdings.

     In connection with Rhone-Poulenc Surfactants and Specialties, L.P. (the 'Surfactants Partnership'), GAF Fiberglass Corporation ('GFC'), an indirect subsidiary of GAF formerly known as GAF Chemicals Corporation, has recorded a deferred tax liability in the amount of $131.4 million, which is reflected as a liability on the consolidated balance sheet of G-I Holdings. Payment of this liability (subject to reduction to reflect utilization of the tax attributes of GAF and its subsidiaries) is not expected earlier than 1999 under present circumstances. In certain circumstances, GFC could be required to satisfy this liability earlier than 1999. GAF, G-I Holdings and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against such tax liability. The Company is a member of the same consolidated group as GFC and, subject to such indemnification, would be severally liable for any tax liability imposed in connection with the Surfactants Partnership should GAF, G-I Holdings and such subsidiaries be unable to satisfy such liability. GAF has advised the Company that, in the event the tax liability becomes payable, GAF believes that it will have access to sufficient funds to satisfy this liability if so required.

NOTE 6. SALE OF ACCOUNTS RECEIVABLE

     In March 1993, the Company sold its trade accounts receivable ('receivables') to a trust, without recourse, pursuant to an agreement which provided for a maximum of $75 million in cash to be made available to the Company based on eligible receivables outstanding from time to time. In November 1996, the Company entered into new agreements, pursuant to which it sold the receivables to a special purpose subsidiary of the Company, BMCA Receivables Corporation, without recourse, which in turn sold them to a new trust, without recourse. The new agreements provide for a maximum of $115 million in cash to be made available to the Company based on eligible receivables outstanding from time to time. This facility expires in December 2001. The excess of accounts receivable sold over the net proceeds received is included in 'Accounts receivable, other.' The effective cost to the Company varies with LIBOR and is included in 'Other expense, net.'

     In 1996, the Financial Accounting Standards Board issued SFAS No. 125, relating to accounting for transfers and servicing of financial assets and extinguishments of liabilities, which will be adopted in 1997. The Company does not anticipate that the implementation of SFAS No. 125 will have a material effect on the Company's results of operations or financial position.

NOTE 7. INVENTORIES

     At December 31, 1995 and 1996, $6.2 and $7.6 million, respectively, of inventories were valued using the LIFO method. Inventories consist of the following:

                                    DECEMBER 31,
                                 ------------------
                                  1995       1996
                                 -------    -------
                                    (THOUSANDS)
Finished goods................   $36,363    $41,201
Work in process...............     7,594     10,844
Raw materials and supplies....    25,621     26,206
                                 -------    -------
  Total.......................    69,578     78,251
Less LIFO reserve.............      (505)    (1,055)
                                 -------    -------
Inventories...................   $69,073    $77,196
                                 -------    -------
                                 -------    -------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1995        1996
                                                          --------    --------
                                                              (THOUSANDS)
Land and land improvements.............................   $ 25,255    $ 25,722
Buildings and fixtures.................................     40,608      46,001
Machinery and equipment (including equipment under
  capitalized leases of $20,450 and $17,660--see
  Note 9)..............................................    172,993     178,190
Construction in progress...............................     20,879      19,039
                                                          --------    --------
     Total.............................................    259,735     268,952
Less accumulated depreciation and amortization.........    (35,951)    (48,452)
                                                          --------    --------
Property, plant and equipment, net.....................   $223,784    $220,500
                                                          --------    --------
                                                          --------    --------

NOTE 9. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1995        1996
                                                          --------    --------
                                                              (THOUSANDS)
11 3/4% Senior Deferred Coupon Notes due 2004..........   $207,814    $233,018
8 5/8% Senior Notes due 2006...........................         --      99,504
Borrowings under revolving credit facilities...........     24,412          --
Industrial revenue bonds with various interest rates
  and maturity dates to 2012...........................     19,625      19,625
Obligations on mortgaged properties....................      7,639       5,155
Obligations under capital leases (Note 12).............     59,760      51,800
                                                          --------    --------
  Total................................................    319,250     409,102
Less current maturities................................     (8,990)     (3,412)
                                                          --------    --------
Long-term debt less current maturities.................   $310,260    $405,690
                                                          --------    --------
                                                          --------    --------

     On December 9, 1996, the Company issued $100 million in aggregate principal amount at maturity of 8 5/8% Senior Notes due 2006 (the 'Notes'). In June 1994, the Company issued $310 million in principal amount of the Deferred Coupon Notes for net proceeds of $169.3 million. The Deferred Coupon Notes will accrete to face value on July 1, 1999 and cash interest will accrue from and after that date. Holders of the Deferred Coupon Notes and the Notes have the right under the indentures governing such notes to require the Company to purchase the Deferred Coupon Notes at a price of 101% of Accreted Value (as defined therein) and the Notes at a price of 101% of the principal amount thereof, and the Company has the right to redeem the Deferred Coupon Notes at Accreted Value and the Notes at a price of 101% of the principal amount thereof, plus, in each case, the Applicable Premium (as defined therein), together with any accrued and unpaid interest, in the event of a Change of Control (as defined therein).

     The indentures relating to the Notes and the Deferred Coupon Notes contain covenants that, among other things, limit the ability of the Company and its subsidiaries to pay certain dividends or make certain other restricted payments and restricted investments, incur liens, engage in transactions with affiliates, and agree to certain additional limitations on dividends and other payment restrictions affecting subsidiaries. As of December 31, 1996, the Company could have paid dividends of up to $167.5 million. Under the indentures relating to the Notes and the Deferred Coupon Notes, the incurrence of additional debt by the Company and the issuance by the Company of preferred stock would be restricted unless, at the time of such issuance and after giving effect thereto, the ratio of the Company's consolidated net income before income taxes, interest,

                   BUILDING MATERIALS CORPORATION OF AMERICA depreciation and amortization expense to its consolidated interest expense for its most recently completed four fiscal quarters is at least 2 to 1. For the four quarters ended December 31, 1996, the Company was in compliance with such tests.

     In connection with the Deferred Coupon Notes, the Company entered into interest rate swap agreements ('swaps') with banks in an aggregate ending notional principal amount of $142 million, with a final maturity of July 1, 1999. As a result of the swaps, the effective interest cost to the Company of the portion of the Deferred Coupon Notes covered by the swaps varies at a fixed spread over LIBOR. Based on the fair value of the swaps at December 31, 1995 and 1996, the Company would have incurred gains of $9.3 and $8.0 million, respectively, representing the estimated amount that would be receivable by the Company if the swaps were terminated at such dates. No cash interest will be paid on the swaps until maturity. The Company may be considered to be at risk, to the extent of the costs of replacing such swaps at current market rates, in the event of nonperformance by counterparties. However, since the counterparties are major financial institutions, the credit ratings of which are continually monitored by the Company, the risk of such nonperformance is considered by the Company to be remote.

     In June 1996, the Company's bank credit facilities were extended to June 1997 on the same terms and conditions. In October 1996, a $10 million facility was increased to $12 million and extended to October 1997. Such facilities provide for revolving lines of credit of up to $32 million and letters of credit of up to $41 million, provided that total borrowings and outstanding letters of credit may not exceed $42 million. As of December 31, 1996, $38.9 million of letters of credit were outstanding and no amounts had been borrowed under the facilities. Under the agreements, the Company is subject to a minimum consolidated net worth test. As of December 31, 1996, the Company was in compliance with such test.

     USI has a revolving credit facility, providing for borrowings of up to $29.6 million, and letters of credit of up to $2 million (such total borrowings and outstanding letters of credit not to exceed $29.6 million), which expires in January 1999 and is secured by, and subject to limitations based upon values of, accounts receivable, inventories and certain manufacturing equipment. As of December 31, 1996, there were $1.7 million of letters of credit outstanding and no amounts had been borrowed under the facility. The interest rate on that portion of the loans which is collateralized by accounts receivable and inventories is at the prime rate; that portion which is collateralized by manufacturing equipment is at a fixed rate of 7%.

     In December 1995, the Company consummated a $40 million sale-leaseback of certain equipment located at its Chester, South Carolina roofing facility, in a transaction accounted for as a capital lease, and the gain has been deferred. The lessor was granted a security interest in certain equipment at the Chester facility. The lease term extends to December 2005. In December 1994, the Company consummated a $20.4 million sale-leaseback of certain equipment located at its Baltimore, Maryland roofing facility, in a transaction accounted for as a capital lease, and the gain has been deferred. The lessor was granted a security interest in the land, buildings, and certain other equipment at the Baltimore facility. The proceeds were used in part to repay $12 million outstanding under a loan obtained in 1990 which was secured by the same equipment. The lease term extends to December 2004. In December 1993, the Company obtained a loan of $7.3 million, which is secured by manufacturing equipment located at its Dallas plant. The loan is being repaid over a seven-year period and has a fixed interest rate. The Company has three industrial revenue bond issues outstanding, which bear interest at short-term floating rates. Interest rates on the foregoing obligations ranged between 3.65% and 8.87% as of December 31, 1996.

     The Company believes that the fair value of its non-public indebtedness approximates the book value of such indebtedness, because the interest rates on such indebtedness are at floating short-term rates. With respect to the Company's publicly traded debt securities, the Company has obtained estimates of the fair values from an independent source believed to be reliable. The estimated fair value of the Deferred Coupon Notes as of December 31, 1995 and 1996 was $210.8 and $268.9 million, respectively. The estimated fair value of the Notes as of December 31, 1996 was $100 million.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9. LONG-TERM DEBT--(CONTINUED)

     The aggregate maturities of long-term debt as of December 31, 1996 for the next five years are as follows:

           (THOUSANDS)
           -----------
1997....     $ 3,412
1998....       3,703
1999....       4,009
2000....       5,865
2001....       4,827

NOTE 10. BENEFIT PLANS

     Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

  Defined Contribution Plan

     The Company provides a defined contribution plan for eligible employees.

The Company contributes up to 7% of participants' compensation and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $2.6, $2.7 and $3.0 million for 1994, 1995 and 1996, respectively.

     USI provides a defined contribution plan for eligible employees. USI may contribute a discretionary matching contribution equal to 100% of each participant's eligible contributions each plan year up to a maximum of $500 for each participant. Such contributions by USI were immaterial for the period in 1995 after the acquisition of USI and were $157,000 for 1996.

  Defined Benefit Plans

     The Company provides a noncontributory defined benefit retirement plan for hourly employees (the 'Hourly Retirement Plan'). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of ERISA.

     The Company's net periodic pension cost for the Hourly Retirement Plan included the following components:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                       1994     1995     1996
                                                       -----    -----    -----
                                                             (THOUSANDS)
Service cost........................................   $ 501    $ 463    $ 631
Interest cost.......................................     551      598      686
Actual income on plan assets........................    (380)    (432)    (829)
Net deferral and amortization of unrecognized prior
  service cost and actuarial losses.................     175       97       35
                                                       -----    -----    -----
Net periodic pension cost...........................   $ 847    $ 726    $ 523
                                                       -----    -----    -----
                                                       -----    -----    -----

                                      F-21

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10. BENEFIT PLANS--(CONTINUED)

     The following table sets forth the funded status of the Hourly Retirement
Plan:

                                                             DECEMBER 31,
                                                          ------------------
                                                           1995       1996
                                                          -------    -------
                                                             (THOUSANDS)
Accumulated benefit obligation:
  Vested...............................................   $ 7,623    $ 8,407
  Nonvested............................................     1,266      1,621
                                                          -------    -------
Total accumulated benefit obligation...................   $ 8,889    $10,028
                                                          -------    -------
                                                          -------    -------
Projected benefit obligation...........................   $ 8,889    $10,028
Fair value of plan assets, primarily publicly traded
  stocks and U.S. Government securities................    (7,092)    (9,530)
                                                          -------    -------
Projected benefit obligation in excess of plan
  assets...............................................     1,797        498
Unrecognized prior service cost........................      (368)      (338)
Unrecognized net loss..................................      (635)       (83)
                                                          -------    -------
Unfunded accrued pension cost..........................   $   794    $    77
                                                          -------    -------
                                                          -------    -------

     At December 31, 1996, the difference between the 'Projected benefit obligation in excess of plan assets' and the 'Unfunded accrued pension cost,' in the amount of $421,000, was recorded by the Company as a liability, offset by an intangible asset in the amount of $338,000 and a reduction of stockholder's equity in the amount of $83,000. The foregoing amounts will be amortized to expense over a period of approximately 15 years, as the Company continues to fund the benefits under the Hourly Retirement Plan.

     In determining the projected benefit obligation, the weighted average assumed discount rate was 7.5% and 7.75% for 1995 and 1996, respectively. The expected long-term rate of return on assets, used in determining net periodic pension cost, was 9% for 1995 and 11% for 1996.

     The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense accrued for this plan was immaterial for

1994, 1995 and 1996.

  Preferred Stock Option Plan

     On January 1, 1996, the Company issued options to certain employees to purchase 24,509 shares of Redeemable Convertible Preferred Stock ('Preferred Stock') of the Company, exercisable at a price of $100 per share. Each share of Preferred Stock is convertible, at the holder's option, into 0.76 shares of common stock. The options vest over seven years. Dividends will accrue on the Preferred Stock from the date of issuance at the rate of 8% per annum. The Preferred Stock is redeemable, at the Company's option, for a redemption price equal to $100 per share plus accrued and unpaid dividends. The Preferred Stock, and common stock issuable upon conversion of Preferred Stock into common stock, is subject to repurchase by the Company under certain circumstances, at a price equal to current Book Value (as defined under the option agreements). The exercise price of the options to purchase Preferred Stock was equal to the estimated fair value per share of the Preferred Stock at the date of grant. No expense is accrued in connection with the preferred stock options.

  Income Appreciation Unit Plan and Book Value Appreciation Unit Plan

     The Company provides an Income Appreciation Unit Plan, an employee incentive program based on the operating performance of the Company. Expense accrued for the plan was $1.1, $.2 and $.4 million for 1994, 1995 and 1996, respectively.

     The Income Appreciation Unit Plan was terminated as of December 31, 1996, and the values were frozen as of that date. Participants who hold vested units will be entitled to receive cash payment equal to the value of their

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10. BENEFIT PLANS--(CONTINUED)

vested units as of December 31, 1996 and, as the remaining units become vested, holders will be entitled to receive additional cash payment for such value.

     A Book Value Appreciation Unit Plan was implemented effective January 1, 1996. Under the plan, employees were granted units which vest over seven years. Upon exercise, employees are entitled to receive a cash payment based on the increase in Book Value (as defined in the plan). Expense accrued under this plan for 1996 was $.1 million.

  Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.


     The following table shows the components of the accrued postretirement health care cost obligation as of December 31, 1995 and 1996:

                                                             DECEMBER 31,
                                                          ------------------
                                                           1995       1996
                                                          -------    -------
                                                             (THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees, dependents and beneficiaries eligible for
     benefits..........................................   $ 5,866    $ 5,108
  Active employees fully eligible for benefits.........     1,193      1,131
  Active employees not fully eligible for benefits.....     1,154      1,182
                                                          -------    -------
Total accumulated postretirement benefit obligation....     8,213      7,421
Fair value of plan assets..............................        --         --
Unrecognized net gain..................................     3,284      4,039
                                                          -------    -------
Accrued postretirement benefit obligation..............   $11,497    $11,460
                                                          -------    -------
                                                          -------    -------

          Net periodic postretirement benefit cost included the following components:

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                       ----------------------
                                                       1994    1995     1996
                                                       ----    -----    -----
                                                            (THOUSANDS)
Service cost........................................   $ 86    $  79    $  95
Interest cost.......................................    599      645      597
Amortization of net gain from earlier periods.......   (200)    (415)    (232)
                                                       ----    -----    -----
Net periodic postretirement benefit cost............   $485    $ 309    $ 460
                                                       ----    -----    -----
                                                       ----    -----    -----

     For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 1996 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $700 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit. Subject to such lifetime maximum, a 13% and 7% annual rate of increase in the Company's per capita cost of providing postretirement medical benefits was assumed for 1997 for such retirees under and over age 65, respectively. To the extent that the lifetime maximum benefits have not been reached, the foregoing rates were assumed to decrease gradually to 7% and 6%, respectively, by the year 2003 and remain at that level thereafter. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 7.75% for 1995 and 1996, respectively.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10. BENEFIT PLANS--(CONTINUED)

     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $345,000 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year 1996 by $77,000.

NOTE 11. RELATED PARTY TRANSACTIONS

     Included in the Consolidated Balance Sheets are the following receivable (payable) balances with related parties, which arise from operating transactions between the Company and its affiliates:

                                                DECEMBER 31,
                                             ------------------
                                              1995       1996
                                             -------    -------
                                                (THOUSANDS)
Receivable from (payable to):
  GAF/G-I Holdings/G Industries...........   $   208    $   274
  GAFBMC..................................       (55)       115
  International Specialty Products Inc....    (2,902)    (2,676)
                                             -------    -------
  Payable to related parties, net.........   $(2,749)   $(2,287)
                                             -------    -------
                                             -------    -------

     The Company makes loans to, and borrows from, G-I Holdings and its subsidiaries at prevailing market rates (between 6.14% and 6.55% during 1995 and between 5.68% and 6.03% during 1996). The highest amount of loans made by the Company to G-I Holdings during 1995 and 1996 was $45.4 million. No loans were made to the Company by G-I Holdings and its subsidiaries during 1995, and the highest amount of loans made to the Company by G-I Holdings and its subsidiaries during 1996 was $24.3 million. As of December 31, 1995 and 1996, no loans were owed to the Company by G-I Holdings, and no loans were owed by the Company to affiliates.

     Mineral Products: The Company purchases all of its colored roofing granules requirements (except for the requirements of the California roofing plant) from International Specialty Products, Inc. ('ISP'), an affiliate that was an 83.5% indirect subsidiary of GAF prior to consummation of the Separation Transactions (see Note 13), under a requirements contract which was renewed in 1996 and is subject to annual renewal unless terminated by the Company or ISP. Such purchases totaled $42.5, $45.7 and $48.1 million for 1994, 1995 and 1996, respectively. The amount payable to ISP at December 31, 1995 and 1996 for such purchases was $2.7 and $3.5 million, respectively. In addition, in December 1995, USI commenced purchasing substantially all of its requirements for colored roofing granules from ISP (except for the requirements of its Stockton, California and Corvallis, Oregon plants) pursuant to a requirements contract which expires December 31, 1997. Such purchases totaled $.1 million for 1995 and $2.4 million for 1996. The amount payable by USI to ISP for such purchases was $.1 million at each of December 31, 1995 and 1996.

     Glass Fiber Supply Agreement: As a result of the Separation Transactions (see Note 13), the Company's glass fiber manufacturing facility in Nashville, Tennessee, which manufactures a significant portion of the Company's glass fiber requirements, was transferred to GFC as of January 1, 1997. In connection with that transaction, the Company entered into a seven-year supply agreement with GFC under which GFC produces glass fiber for the Company.

     Management Agreements: The Company is a party to a Management Agreement with ISP (the 'Management Agreement'), which expires December 31, 1997, pursuant to which ISP provides certain general management, administrative and facilities services to the Company (including the use of the Company's headquarters in Wayne, New Jersey), for which the Company paid ISP a management fee of $3.5, $3.6 and $3.9 million for 1994, 1995 and 1996, respectively. In addition to the management fee, the Company paid to ISP approximately $.7 million in each of 1994 and 1995, and $.8 million in 1996, primarily for telecommunications

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. RELATED PARTY TRANSACTIONS--(CONTINUED)

and information services, and the Company paid approximately $.2, $.1 and $.3 million to ISP in 1994, 1995 and 1996, respectively, for certain legal services, which in each case were not encompassed within the Management Agreement. In connection with the Separation Transactions (see Note 13), the Management Agreement was modified to incorporate such services, and, in that connection, the total charges for management fees were increased to an annual rate of $4.7 million, effective January 1, 1997.

     As of January 1, 1997, the Company and GFC entered into a management agreement under which the Company provides certain general management,

administrative and financial services to GFC. Under the management agreement, which expires December 31, 1997, GFC is obligated to pay the Company an annual management fee of $1.0 million.

     Tax Sharing Agreement: See Note 5.

     Stock Appreciation Rights: An executive officer of the Company was granted stock appreciation rights in 1995 and 1996 relating to GAF's common stock. Compensation expense in connection with such stock appreciation rights is reflected in G-I Holdings' operating expenses, and was immaterial for 1995 and was $.3 million for 1996.

NOTE 12. COMMITMENTS AND CONTINGENCIES

     The discussion as to legal matters involving the Company contained in Item 3, 'Legal Proceedings--Environmental Litigation' and '--Other Litigation' is incorporated herein by reference.

     GAF, G-I Holdings, G Industries and GAFBMC are presently dependent upon the earnings and cash flow of their subsidiaries, principally the Company, in order to satisfy their obligations, including as of December 31, 1996, $330.7 million estimated present value of asbestos liability (before estimated present value of recoveries from products liability insurance policies of approximately $190.5 million and net of the asbestos liability assumed by the Company), $5.3 million of G-I Holdings' 11.125% Senior Discount Notes due 1998, $.1 million of G-I Holdings' Series B 10% Senior Notes due 2006, and approximately $163.8 million of various tax and other liabilities, including tax liabilities relating to the Surfactants Partnership (discussed in Note 5). Of such obligations, $75.6 million (net of estimated insurance recoveries of $17.7 million) is estimated to be payable during the twelve months ended December 31, 1997. GAF has advised the Company that it expects to obtain funds to satisfy such obligations from, among other things, dividends and loans from subsidiaries (principally the Company), as to which there are restrictions under the indentures relating to the Deferred Coupon Notes and the Notes, and from payments pursuant to the Tax Sharing Agreement between GAF and the Company. The Company does not believe that the dependence of its parent corporations on the cash flows of their subsidiaries should have a material adverse effect on the operations, liquidity or capital resources of the Company. See Notes 3 and 5.

     The leases for certain property, plant and equipment at the Company's Baltimore, Maryland and Chester, South Carolina roofing facilities are accounted for as capital leases (see Note 9). The Company is also a lessee under operating leases principally for production, transportation and computer equipment. Rental expense on operating leases was $7.1, $7.0 and $8.3 million for 1994, 1995 and 1996, respectively. Future minimum lease

                   BUILDING MATERIALS CORPORATION OF AMERICA payments for properties which were held under long-term noncancelable leases as of December 31, 1996 were as follows:

                                                 CAPITAL     OPERATING
                                                  LEASES      LEASES
                                                 --------    ---------
                                                      (THOUSANDS)
1997..........................................   $  6,862     $ 4,396
1998..........................................      6,862       3,126
1999..........................................      6,862       1,748
2000..........................................      7,302       1,158
2001..........................................      8,108         467
Later years...................................     38,964         148
                                                 --------    ---------
Total minimum payments........................     74,960     $11,043
                                                             ---------
Less interest included above..................    (23,160)   ---------
                                                 --------
Present value of net minimum lease payment....   $ 51,800
                                                 --------
                                                 --------

NOTE 13. SUBSEQUENT EVENT

     On January 1, 1997, GAF effected a series of transactions involving its subsidiaries (the 'Separation Transactions') that resulted in, among other things, (1) the approximately 83.5% of the issued and outstanding common stock of ISP owned by a subsidiary of GAF being distributed to the stockholders of GAF, (2) the Company's glass fiber manufacturing facility in Nashville, Tennessee (and certain related assets and liabilities) being transferred to GFC,
(3) USI becoming a subsidiary of the Company and (4) G-I Holdings making a contribution of approximately $82.5 million in cash and short-term investments to the Company. As a result of the Separation Transactions, ISP Holdings and ISP are no longer direct or indirect subsidiaries of GAF, while the Company and GFC remain subsidiaries of GAF.

     The parent corporations of the Company are GAF, G-I Holdings, G Industries and GAFBMC, and, except for the Company, the only other significant asset of such parent corporations is GFC. As a result of the Separation Transactions, dividends from ISP are not available to GAF and G-I Holdings, and loans from ISP to GAF, G-I Holdings and the Company are prohibited by ISP Holdings' debt instruments.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                         SUPPLEMENTARY DATA (UNAUDITED)
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 1995 BY QUARTER                         1996 BY QUARTER
                                       ------------------------------------    ------------------------------------
                                       FIRST     SECOND    THIRD     FOURTH    FIRST     SECOND    THIRD     FOURTH
                                       ------    ------    ------    ------    ------    ------    ------    ------
                                                                        (MILLIONS)
Net sales...........................   $138.6    $177.1    $191.9    $179.6    $166.7    $230.2    $251.6    $203.5
Cost of products sold...............    102.9     127.0     139.7     136.4     124.3     165.6     180.9     151.5
                                       ------    ------    ------    ------    ------    ------    ------    ------
Gross profit........................   $ 35.7    $ 50.1    $ 52.2    $ 43.2    $ 42.4    $ 64.6    $ 70.7    $ 52.0
                                       ------    ------    ------    ------    ------    ------    ------    ------
                                       ------    ------    ------    ------    ------    ------    ------    ------
Operating income....................   $  7.0    $ 15.8    $ 15.6    $  7.5    $  7.7    $ 20.7    $ 22.8    $ 10.2
                                       ------    ------    ------    ------    ------    ------    ------    ------
                                       ------    ------    ------    ------    ------    ------    ------    ------
Interest expense....................   $  6.0    $  6.0    $  6.2    $  6.6    $  7.8    $  8.0    $  7.9    $  8.3
                                       ------    ------    ------    ------    ------    ------    ------    ------
                                       ------    ------    ------    ------    ------    ------    ------    ------
Income (loss) before income taxes...   $   .6    $  8.0    $  8.0    $  (.1)   $  (.3)   $ 12.4    $ 14.9    $   .9
Income tax (provision) benefit......      (.2)     (3.2)     (3.2)       .2        .1      (4.8)     (5.8)      (.3)
                                       ------    ------    ------    ------    ------    ------    ------    ------
Net income (loss)...................   $   .4    $  4.8    $  4.8    $   .1    $  (.2)   $  7.6    $  9.1    $   .6
                                       ------    ------    ------    ------    ------    ------    ------    ------
                                       ------    ------    ------    ------    ------    ------    ------    ------

                                      F-27

                                                                     SCHEDULE II
                   BUILDING MATERIALS CORPORATION OF AMERICA

                       VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1994
                                  (THOUSANDS)

                                                   BALANCE      CHARGED TO                    BALANCE
                                                  JANUARY 1,     SALES OR                   DECEMBER 31,
DESCRIPTION                                          1994        EXPENSES     DEDUCTIONS        1994
-----------------------------------------------   ----------    ----------    ----------    ------------
Valuation and Qualifying Accounts
  Deducted from Assets to Which
  They Apply:
     Allowance for doubtful accounts...........    $  1,251      $    666      $      9(a)    $  1,908(b)
     Allowance for discounts...................      17,041        56,988        58,594         15,435
     Reserve for inventory market valuation....         574           222           192            604

                          YEAR ENDED DECEMBER 31, 1995
                                  (THOUSANDS)

                                                   BALANCE      CHARGED TO                              BALANCE
                                                  JANUARY 1,     SALES OR                             DECEMBER 31,
DESCRIPTION                                          1995        EXPENSES     DEDUCTIONS    OTHER         1995
-----------------------------------------------   ----------    ----------    ----------    ------    ------------
Valuation and Qualifying Accounts
  Deducted from Assets to Which
  They Apply:
     Allowance for doubtful accounts...........    $  1,908      $    478      $    920(a)  $1,751(c)   $  3,217(b)
     Allowance for discounts...................      15,435        65,057        61,695         --        18,797
     Reserve for inventory market valuation....         604            --            30         --           574

                          YEAR ENDED DECEMBER 31, 1996
                                  (THOUSANDS)

                                                   BALANCE      CHARGED TO                    BALANCE
                                                  JANUARY 1,     SALES OR                   DECEMBER 31,
DESCRIPTION                                          1996        EXPENSES     DEDUCTIONS        1996
-----------------------------------------------   ----------    ----------    ----------    ------------
Valuation and Qualifying Accounts
  Deducted from Assets to Which
  They Apply:
     Allowance for doubtful accounts...........    $  3,217      $    716      $  1,959(a)    $  1,974(b)
     Allowance for discounts...................      18,797        73,936        70,265         22,468
     Reserve for inventory market valuation....         574         2,025            90          2,509

------------------
Notes:

(a) Represents write-offs of uncollectible accounts net of recoveries.

(b) The balance at December 31, 1994 principally represents a reserve for receivables sold to a trust (see Note 6 to Consolidated Financial Statements) and is reflected in the Consolidated Balance Sheets as a reduction of 'Accounts receivable, other.' The balances at December 31, 1995 and 1996, in addition to representing such reserve for receivables sold to a trust, include a reserve of $1,261,000 and $647,000, respectively, related to USI trade receivables.

(c) Represents balance acquired in an acquisition.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------
  3.1    -- Certificate of Incorporation of BMCA (incorporated by reference to
            Exhibit 3.1 to BMCA's Registration Statement on Form S-4
            (Registration No. 33-81808) (the 'Deferred Coupon Note Registration
            Statement')).

  3.2    -- By-laws of BMCA (incorporated by reference to Exhibit 3.2 to the
            Deferred Coupon Note Registration Statement).

  3.3    -- Certificate of Designations of Series A Cumulative Redeemable
            Convertible Preferred Stock.

  4.1 -- Indenture, dated as of December 9, 1996, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration on Form S-4 (Registration No. 333-20859) (the
            'Senior Notes Registration Statement')).

  4.2    -- Indenture, dated as of June 30, 1994, between BMCA and The Bank of
            New York, as trustee (incorporated by reference to Exhibit 4.1 to the Deferred Coupon Note Registration Statement).

 10.1    -- Management Agreement, dated as of March 3, 1992 ('Management
            Agreement'), among GAF, G-I Holdings, G Industries, ISP, GAFBMC and
            GAF Broadcasting Company, Inc. (incorporated by reference to Exhibit
            *10.9 to the Registration Statement on Form S-4 of G-I Holdings
            (Registration No. 33-72220)).

 10.2    -- Amendment No. 1, dated as of January 1, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.10 to G-I
            Holdings' Annual Report on Form 10-K for the year ended December 31,
            1993).

 10.3    -- Amendment No. 2, dated as of May 31, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.1 to G-I
            Holdings' Quarterly Report on Form 10-Q for the quarter ended July
            3, 1994).

 10.4    -- Amendment No. 3, dated as of December 31, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.4 to ISP's Annual
            Report on Form 10-K for the year ended December 31, 1994).

 10.5    -- Amendment No. 4, dated as of December 31, 1995, to the Management
            Agreement (incorporated by reference to Exhibit 10.6 to G-I
            Holdings' Registration Statement on Form S-4 (Registration No.
            333-2436)).

 10.6    -- Amendment No. 5, dated as of October 18, 1996, to the Management
            Agreement (incorporated by reference to Exhibit 10.6 to ISP
            Holdings' Registration Statement on Form S-4 (Registration No.
            333-17827)).

 10.7    -- Amendment No. 6, dated as of January 1, 1997, to the Management
            Agreement (incorporated by reference to Exhibit 10.8 to the Senior
            Notes Registration Statement).

 10.8    -- Tax Sharing Agreement, dated as of January 31, 1994, among GAF, G-I
            Holdings and BMCA (incorporated by reference to Exhibit 10.6 to the Deferred Coupon Note Registration Statement).

 10.9    -- Form of Option Agreement relating to Series A Cumulative Redeemable
            Convertible Preferred Stock.*

 10.10   -- Reorganization Agreement, dated as of January 31, 1994, among
            GAFBMC, G-I Holdings and BMCA (incorporated by reference to Exhibit
            10.9 to the Deferred Coupon Note Registration Statement).

 10.11   -- Stock Appreciation Right Agreement dated January 1, 1997 between GAF
            Corporation and Sunil Kumar.*

 10.12   -- Amended and Restated Stock Appreciation Right Agreement dated
            January 1, 1997 between GAF Corporation and Sunil Kumar.*

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------
 21      -- Subsidiaries of BMCA.

 27      -- Financial Data Schedule for fiscal year 1996, which is submitted electronically to the Securities and Exchange Commission for information only.

------------------
* Management and/or compensatory plan or arrangement.