Form 10-Q
period 1997-03-30
BUILDING MATERIALS CORP OF AMERICA
filed 1997-05-12
CIK 927314

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended March 30, 1997

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


YES  /X/          NO  / /


As of May 9, 1997, 1,000,010 shares of the Registrant's common stock were outstanding. All of the voting stock of the Registrant is held by GAF Building Materials Corporation.

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS


                   BUILDING MATERIALS CORPORATION OF AMERICA

                       CONSOLIDATED STATEMENTS OF INCOME



                                                          Quarter Ended
                                                      -------------------
                                                        March 31, March 30,
                                                        1996      1997
                                                     --------  ---------
                                                           (Thousands)


     Net sales................................         $166,694  $193,324
                                                        --------  --------

     Costs and expenses:
         Cost of products sold..................        124,239   143,166
       Selling, general and administrative ...           34,800    40,866
                                                       --------   -------

          Total costs and expenses............          159,039   184,032
                                                       --------   -------

     Operating income.........................            7,655     9,292
     Interest expense.........................           (7,765)   (9,846)
     Other income (expense), net..............             (170)    3,426
                                                       --------   -------

     Income (loss) before income taxes........             (280)    2,872
     Income tax (provision) benefit ..........               77    (1,119)
                                                       --------   -------

     Net income (loss)........................          $  (203)  $ 1,753
                                                        ========  =======


                See Notes to Consolidated Financial Statements

                   BUILDING MATERIALS CORPORATION OF AMERICA

                           CONSOLIDATED BALANCE SHEETS

                                                    December 31,      March 30,
                                                        1996            1997
                                                    ------------  -------------
ASSETS                                                      (Thousands)
Current Assets:
  Cash and cash equivalents.....................      $ 124,560      $   3,814
  Investments in trading securities.............          1,065         25,928
  Investments in available-for-sale securities..         82,016        128,830
  Investments in held-to-maturity securities....          7,169          5,812
  Other short-term investments .................         15,944         15,566
  Accounts receivable, trade, net ..............          9,870         16,540
  Accounts receivable, other....................         23,235         60,859
  Inventories...................................         77,196         99,636
  Other current assets..........................          3,751          4,481
                                                      ---------      ---------
    Total Current Assets........................        344,806        361,466
Property, plant and equipment, net..............        220,500        216,396
Goodwill, net...................................         60,469         70,693
Deferred income tax benefits....................         59,053         56,861
Receivable from related parties ................              -         28,524
Other assets....................................         16,755         17,260
                                                      ---------      ---------
Total Assets....................................      $ 701,583      $ 751,200
                                                      =========      =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Short-term debt ..............................      $       -      $  42,178
  Current maturities of long-term debt..........          3,412          3,267
  Accounts payable..............................         47,879         54,174
  Payable to related parties, net...............          2,287          7,932
  Accrued liabilities...........................         27,938         32,930
  Reserve for asbestos claims...................          3,062              -
  Reserve for product warranty claims...........         12,914         10,856
                                                      ---------      ---------
    Total Current Liabilities...................         97,492        151,337
                                                      ---------      ---------
Long-term debt less current maturities..........        405,690        403,790
                                                      ---------      ---------
Reserve for product warranty claims.............         30,755         30,190
                                                      ---------      ---------
Other liabilities...............................         24,409         23,927
                                                      ---------      ---------

Stockholder's Equity
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    50,000 shares authorized; 0 shares issued ..              -              -
  Common stock, $.001 par value per share;
    1,050,000 shares authorized;1,000,010 shares
    issued and outstanding......................              -              -
  Additional paid-in capital....................        182,700        177,911
  Accumulated deficit...........................        (40,174)       (38,421)
  Other.........................................            711          2,466
                                                      ---------      ---------
    Stockholder's Equity .......................        143,237        141,956
                                                      ---------      ---------
 Total Liabilities and Stockholder's Equity ...       $ 701,583      $ 751,200
                                                      =========      =========

                See Notes to Consolidated Financial Statements

                   BUILDING MATERIALS CORPORATION OF AMERICA

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Quarter Ended
                                                          --------------------
                                                           March 31,  March 30,
                                                             1996       1997
                                                          --------   ---------
                                                               (Thousands)

Cash and cash equivalents, beginning of period.........   $ 45,989    $124,560
                                                          --------    --------

Cash provided by (used in)operating activities:
  Net income (loss)....................................       (203)      1,753
  Adjustments to reconcile net income (loss)to net cash
    used in operating activities:
      Depreciation ....................................      5,781       5,263
      Goodwill amortization ...........................        390         428
      Deferred income taxes.. .........................       (133)      1,069
      Noncash interest charges.........................      5,752       6,486
  (Increase) decrease in working capital items.........    (41,951)    (49,638)
   Purchases of trading securities ....................     (8,019)    (24,095)
   Proceeds from sales of trading securities ..........     11,023       2,807
   Change in net receivable from/payable to related
      parties..........................................      2,170     (22,879)
   Other, net..........................................       (521)     (2,073)
                                                          --------    --------
    Net cash used in operating activities..............    (25,711)    (80,879)
                                                          --------    --------
Cash used in investing activities:
  Capital expenditures and acquisition.................     (4,885)    (31,899)
  Purchases of available-for-sale securities...........    (12,404)    (64,182)
  Purchases of held-to-maturity securities ............          -      (4,598)
  Proceeds from sales of available-for-sale securities.     12,619      18,058
  Proceeds from held-to-maturity securities ...........          -       5,955
                                                          --------     -------
Net cash used in investing activities..................     (4,670)    (76,666)
                                                          --------    --------

Cash provided by (used in) financing activities:
  Proceeds (repayments)from sale of accounts receivable    (12,055)     (1,858)
  Increase in short-term debt .........................          -      42,178
  Repayments of long-term debt.........................     (1,705)       (402)
  Increase in loan payable to related party............     21,881           -
  Capital contribution from parent company ............      6,001           -
  Payments of asbestos claims..........................    (16,947)     (3,062)
  Other................................................        (56)        (57)
                                                          --------    --------
    Net cash provided by (used in) financing activities     (2,881)     36,799
                                                          --------    --------
Net change in cash and cash equivalents................    (33,262)   (120,746)
                                                          --------    --------
Cash and cash equivalents, end of period...............   $ 12,727    $  3,814
                                                          ========    ========
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)...............   $    669    $  1,058
    Income taxes.......................................        (18)        101


                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Building Materials Corporation of America (the "Company") is a wholly owned subsidiary of GAF Building Materials Corporation ("GAFBMC"), which is an indirect, wholly owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly owned subsidiary of GAF Corporation ("GAF"). The financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at December 31, 1996 and March 30, 1997, and the results of operations and cash flows for the periods ended March 31, 1996 and March 30, 1997. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Form 10-K").

NOTE A:        In October 1995, G-I Holdings acquired all of the outstanding shares of U.S. Intec, Inc. ("USI"), which manufactures commercial roofing products. As of January 1, 1997, USI became a wholly owned subsidiary of the Company through a capital contribution to the Company by G-I Holdings. Accordingly, the Company's Consolidated Financial Statements include the results of USI for the first quarter of 1997 and have been restated for the first quarter of 1996 to include USI's results of operations, including sales of $21.3 million and a net loss of $.7 million.

NOTE B:   Inventories consist of the following:

                                               December 31,   March 30,
                                                   1996         1997
                                               ------------   ---------
                                                       (Thousands)
          Finished goods.....................     $ 41,201    $  61,858
          Work in process....................       10,844        9,796
          Raw materials and supplies.........       26,206       29,037
                                                ----------    ---------
          Total..............................       78,251      100,691
          Less LIFO reserve..................        (1,055)     (1,055)
                                                ----------    ---------
          Inventories........................     $ 77,196    $  99,636
                                                ==========    =========
NOTE C:   Contingencies
          Asbestos Claims Filed Against GAF
               In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims")(whether for indemnity or defense) of its parent, GAFBMC, relating to pending cases and previously settled, but not paid, cases as of January 31, 1994, and no other asbestos liabilities of GAFBMC. As of the end of the first quarter of 1997, all of the Company's assumed asbestos-related liability had been paid.

               The Company believes that it will not sustain any liability in connection with asbestos-related claims in excess of the $204.4 million that it contractually assumed. While the Company cannot predict whether any asbestos-related claims will be asserted against it or its assets, or the outcome of any litigation relating to such claims, it believes that it has meritorious defenses to such claims. Moreover, it has been jointly and severally indemnified by G-I Holdings and GAFBMC with respect to such claims, and GAF and G-I Holdings have advised the Company that, based on the assumptions referred to above, they believe they have and will have sufficient resources, principally through their ownership of the common stock of the Company, to enable them to satisfy their asbestos-related liabilities.

               The reserves of GAF and G-I Holdings for asbestos bodily injury claims, as of March 30, 1997, were $312.5 million (before estimated present value of recoveries from products liability insurance policies of $187.8 million and related deferred tax benefits of $44.9 million). GAF and G-I Holdings have advised the Company that certain components of the asbestos-related liability and the related insurance recoveries have been reflected on a discounted basis in their financial statements, and that the aggregate undiscounted consolidated liability, as of March 30, 1997, before estimated recoveries from products liability insurance policies, was $346.9 million. The estimate of liability for Asbestos Claims is based on the pending class-action settlement of future asbestos bodily injury claims becoming effective and on certain other assumptions. For more information regarding such assumptions and GAF's asbestos-related liabilities, reference is made to "Item 3. Legal Proceedings" and
          Note 3 to Consolidated Financial Statements contained in the Company's Form 10-K.


          Environmental Litigation


               The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters in which recovery is sought for the cost of cleanup of contaminated sites, a number of which are in the early stages or have been dormant for protracted periods. At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site.
          The Company believes that the ultimate disposition of such matters will not, individually or in the aggregate, have a material adverse effect on the business, liquidity, results of operations, cash flows or financial position of the Company.

               For further information regarding environmental matters and other litigation, reference is made to "Item 3. Legal Proceedings" contained in the Company's Form 10-K.

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter 1997 Compared With
                        First Quarter 1996

     The Company recorded first quarter 1997 net income of $1.8 million compared with a net loss of $.2 million in the first quarter of 1996. The increase in net income resulted from higher operating income and higher other income (expense), net, partially offset by increased interest expense.

     The Company's net sales for the first quarter of 1997 were $193.3 million, a 16% increase over last year's sales of $166.7 million, primarily reflecting increased unit volumes of both residential and commercial roofing products and higher average selling prices for the residential business.

     Gross profit margin increased to 25.9% in the first quarter of 1997 from 25.5% in the first quarter of 1996, resulting primarily from higher average selling prices. Selling, general and administrative expenses increased slightly as a percentage of net sales from 20.9% in 1996 to 21.1% in 1997.

     Operating income for the first quarter was $9.3 million, a 21% increase over the $7.7 million recorded in the first quarter of 1996, principally reflecting the increased sales and improved margins.

     Interest expense increased to $9.8 million in the first quarter of 1997 from $7.8 million last year, due primarily to higher debt levels. Other income, net was $3.4 million compared with other expense, net, of $.2 million last year, primarily reflecting higher investment income (up $3.7 million).

Liquidity and Financial Condition

     The Company used $80.9 million of cash for operations during the first quarter of 1997, reinvested $31.9 million in capital programs and an acquisition, and invested $44.8 million for net purchases of available-for-sale and held-to-maturity securities, for a net cash outflow of $157.5 million before financing activities.

     Cash invested in additional working capital totaled $49.6 million during the first quarter of 1997. This amount primarily reflected a seasonal increase in inventories of $19.9 million and a $31.5 million increase in the receivable from the trust which purchases the Company's trade accounts receivable. Cash used in operations also reflected a $22.9 million outflow for related party transactions and a $21.3 million cash outlay for net purchases of trading securities.

     Cash provided by financing activities for the first quarter of 1997 totaled $36.8 million, principally reflecting $42.2 million of short-term borrowings, partially offset by $3.1 million of asbestos payments.

      As a result of the foregoing factors, cash and cash equivalents decreased by $120.7 million during the first quarter of 1997 to $3.8 million (excluding $176.1 million of trading, available-for-sale and held-to-maturity securities and other short-term investments).

     On March 14, 1997, the Company acquired the assets of the Leatherback Industries division of Hollinee Corporation, which is engaged in the manufacture and sale of asphalt-saturated felts and other felt and construction paper products.

     See Note C to Consolidated Financial Statements for information regarding contingencies.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



Not Applicable

                                    PART II


                               OTHER INFORMATION



Item 1.     Legal Proceedings

     The discussion relating to legal matters contained in Item 3. "Legal Proceedings - Other Litigation" of the Company's Form 10-K is incorporated herein by reference.


Item 6.     Exhibits and Reports on Form 8-K


(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b)  No Reports on Form 8-K were filed during the quarter ended
     March 30, 1997.

                                  SIGNATURES
                                  -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             BUILDING MATERIALS CORPORATION OF AMERICA




DATE: May 12, 1997            BY:  /s/William C. Lang
     -------------                 -----------------------------
                                   William C. Lang
                                   Senior Vice President and
                                      Chief Financial Officer
                                   (Principal Financial and Accounting Officer)