Form 10-Q
period 1997-06-29
BUILDING MATERIALS CORP OF AMERICA
filed 1997-08-13
CIK 927314

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended June 29, 1997

                                      OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-81808

                   BUILDING MATERIALS CORPORATION OF AMERICA
            (Exact name of registrant as specified in its charter)


        Delaware                                               22-3276290
(State of Incorporation)                                  (I. R. S. Employer
                                                           Identification No.)

 1361 Alps Road, Wayne, New Jersey                               07470
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (973) 628-3000

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


YES  /X/          NO  / /

As of August 12, 1997, 1,000,010 shares of the Registrant's common stock were outstanding. All of the voting stock of the Registrant is held by GAF Building Materials Corporation.

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS


                   BUILDING MATERIALS CORPORATION OF AMERICA

                       CONSOLIDATED STATEMENTS OF INCOME



                                   Second Quarter Ended    Six Months Ended
                                   --------------------   ------------------
                                   June 30,   June 29,    June 30,  June 29,
                                     1996       1997        1996      1997
                                   --------   --------    --------  --------
                                                  (Thousands)


Net sales ........................  $230,140   $255,934   $396,834   $449,258
                                    --------   --------   --------   --------
Costs and expenses:
  Cost of products sold ..........   165,511    180,191    289,750    323,357
  Selling, general and
    administrative ...............    43,943     50,810     78,743     91,676
                                    --------   --------   --------   --------

    Total costs and expenses......   209,454    231,001    368,493    415,033
                                    --------   --------   --------   --------

Operating income .................    20,686     24,933     28,341     34,225
Interest expense .................    (8,050)   (10,253)   (15,815)   (20,099)
Other income (expense), net ......      (305)     1,934       (475)     5,360
                                    --------   --------   --------   --------

Income before income taxes .......    12,331     16,614     12,051     19,486
Income taxes .....................    (4,797)    (6,481)    (4,720)    (7,600)
                                    --------   --------   --------   --------

Net income .......................  $  7,534   $ 10,133   $  7,331   $ 11,886
                                    ========   ========   ========   =========




                See Notes to Consolidated Financial Statements

                   BUILDING MATERIALS CORPORATION OF AMERICA

                          CONSOLIDATED BALANCE SHEETS


                                                    December 31,    June 29,
                                                        1996          1997
                                                    ------------  ----------
ASSETS                                                      (Thousands)
Current Assets:
  Cash and cash equivalents.....................      $ 124,560   $  11,528
  Investments in trading securities.............          1,065      32,829
  Investments in available-for-sale securities..         82,016      74,891
  Investments in held-to-maturity securities....          7,169       3,843
  Other short-term investments .................         15,944      15,820
  Accounts receivable, trade, net ..............          9,870      23,132
  Accounts receivable, other....................         23,235      54,273
  Inventories...................................         77,196     104,894
  Other current assets..........................          3,751       3,970
                                                      ---------   ---------
    Total Current Assets........................        344,806     325,180
Property, plant and equipment, net..............        220,500     219,344
Goodwill, net...................................         60,469      70,193
Deferred income tax benefits....................         59,053      50,707
Receivable from related parties ................              -      28,459
Other assets....................................         16,755      16,381
                                                      ---------   ---------
Total Assets....................................      $ 701,583   $ 710,264
                                                      =========   =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Short-term debt .............................       $       -   $     538
  Current maturities of long-term debt..........          3,412       3,551
  Accounts payable..............................         47,879      59,042
  Payable to related parties, net...............          2,287       8,904
  Accrued liabilities...........................         27,938      34,705
  Reserve for asbestos claims...................          3,062           -
  Reserve for product warranty claims...........         12,914      10,700
                                                      ---------   ---------
    Total Current Liabilities...................         97,492     117,440
                                                      ---------   ---------
Long-term debt less current maturities..........        405,690     409,096
                                                      ---------   ---------
Reserve for product warranty claims.............         30,755      28,168
                                                      ---------   ---------
Other liabilities...............................         24,409      21,902
                                                      ---------   ---------

Stockholder's Equity:
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    50,000 shares authorized; 0 shares issued ..              -           -
  Common stock, $.001 par value per share;
    1,050,000 shares authorized;
    1,000,010 shares issued and outstanding ....              -           -
  Additional paid-in capital....................        182,700     159,911
  Accumulated deficit...........................        (40,174)    (28,288)
  Other.........................................            711       2,035
                                                      ---------   ---------
    Stockholder's Equity .......................        143,237     133,658
                                                      ---------   ---------
Total Liabilities and Stockholder's Equity .....      $ 701,583   $ 710,264
                                                      =========   =========


                See Notes to Consolidated Financial Statements

                   BUILDING MATERIALS CORPORATION OF AMERICA

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                          --------------------
                                                           June 30,   June 29,
                                                             1996       1997
                                                          --------   ---------
                                                               (Thousands)

Cash and cash equivalents, beginning of period........... $ 45,989   $ 124,560
                                                          --------   ---------

Cash provided by (used in) operating activities:
  Net income ............................................    7,331      11,886
  Adjustments to reconcile net income to net cash used
    in operating activities:
      Depreciation ......................................   11,745      10,916
      Goodwill amortization .............................      795         920
      Deferred income taxes.. ...........................    4,658       7,499
      Noncash interest charges.. ........................   11,560      13,116
  (Increase) decrease in working capital items...........  (66,847)    (73,609)
   Purchases of trading securities ......................  (25,518)    (39,750)
   Proceeds from sales of trading securities ............   20,841      13,410
   Change in net receivable from/payable to related
      parties............................................    3,635     (21,842)
   Other, net............................................   (2,450)     (3,772)
                                                          --------    --------
    Net cash used in operating activities ...............  (34,250)    (81,226)
                                                          --------    --------

Cash provided by (used in) investing activities:
  Capital expenditures and acquisition...................   (9,420)    (40,597)
  Purchases of available-for-sale securities.............  (43,170)    (80,189)
  Purchases of held-to-maturity securities ..............        -      (4,591)
  Proceeds from sales of available-for-sale securities...   51,339      84,363
  Proceeds from held-to-maturity securities..............        -       7,917
                                                          --------    --------
Net cash used in investing activities....................   (1,251)    (33,097)
                                                          --------    --------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..............   16,378      23,694
  Increase in short-term debt ...........................    4,582         538
  Repayments of long-term debt...........................   (5,511)     (1,672)
  Increase in loan payable to related party..............    2,447           -
  Capital contribution from (distribution to)
    parent company.......................................   11,627     (18,000)
  Payments of asbestos claims............................  (33,739)     (3,062)
  Other..................................................      (56)       (207)
                                                          --------    --------
    Net cash provided by (used in) financing activities..   (4,272)      1,291
                                                          --------    --------
Net change in cash and cash equivalents..................  (39,773)   (113,032)
                                                          --------    --------
Cash and cash equivalents, end of period................. $  6,216    $ 11,528
                                                          ========    ========

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)................. $  3,205    $  6,994
    Income taxes.........................................       85         138


                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Building Materials Corporation of America (the "Company") is a wholly owned subsidiary of GAF Building Materials Corporation ("GAFBMC"), which is an indirect, wholly owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly owned subsidiary of GAF Corporation ("GAF"). The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at December 31, 1996 and June 29, 1997, and the results of operations and cash flows for the periods ended June 30, 1996 and June 29, 1997. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Form 10-K").

NOTE A:         In October 1995, G-I Holdings acquired all of the outstanding shares of U.S. Intec, Inc. ("USI"), which manufactures commercial roofing products. As of January 1, 1997, USI became a wholly owned subsidiary of the Company through a capital contribution to the Company by G-I Holdings. Accordingly, the Company's Consolidated Financial Statements include the results of USI for the second quarter and the first six months of 1997 and have been restated for the second quarter and the first six months of 1996 to include USI's results of operations, including sales of $26.2 and $47.5 million, respectively, and net income (loss) of $.3 and $(.4) million, respectively.

NOTE B:   Inventories consist of the following:

                                               December 31,   June 29,
                                                   1996         1997
                                               ------------   --------
                                                       (Thousands)

          Finished goods.....................     $ 41,201    $ 65,147
          Work in process....................       10,844      11,916
          Raw materials and supplies.........       26,206      28,886
                                                  --------    --------
          Total..............................       78,251     105,949
          Less LIFO reserve..................       (1,055)     (1,055)
                                                  --------    --------
          Inventories........................     $ 77,196    $104,894
                                                  ========    ========
NOTE C:   Contingencies

          Asbestos Claims Filed Against GAF

               In connection with its formation, the Company contractually assumed and agreed to pay a portion of the liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") (whether for indemnity or defense) of its parent, GAFBMC, relating to pending cases and previously settled, but not paid, cases as of January 31, 1994, and no other asbestos liabilities of GAFBMC. As of the end of the first quarter of 1997, the Company has paid all of its assumed asbestos-related liability.

               GAF and G-I Holdings have established reserves for Asbestos Claims based on certain assumptions, one of which was the effectiveness of a class action settlement of future Asbestos Claims (the "Settlement"). On June 25, 1997, the United States Supreme Court affirmed the ruling of the United States Court of Appeals for the Third Circuit that the class in such action was not certifiable, thus rendering the Settlement inoperable. GAF and G-I Holdings have advised the Company that they are presently evaluating the effect of this recent Supreme Court decision on the amount of their reserves for asbestos-related liabilities, that such analysis could result in GAF and G-I Holdings increasing their estimates of asbestos-related liabilities, and that it is not currently possible to estimate the range or amount, if any, of such possible additional reserves. GAF and G-I Holdings have stated that they remain committed to effectuating a comprehensive resolution of Asbestos Claims, that they are presently exploring a number of options, both judicial and legislative, to accomplish such resolution, but that there can be no assurance that these efforts will be successful.

               The Company believes that it will not sustain any additional liability in connection with asbestos-related claims. While the Company cannot predict whether any asbestos-related claims will be asserted against it or its assets, or the outcome of any litigation relating to such claims, it believes that it has meritorious defenses to such claims. Moreover, it has been jointly and severally indemnified by G-I Holdings and GAFBMC with respect to such claims.

               For further information regarding the history of the foregoing litigation and asbestos-related matters, see "Item 3. Legal Proceedings" and Note 3 to Consolidated Financial Statements contained in the Company's Form 10-K and Note C to Consolidated Financial Statements contained in the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.

          Environmental Litigation

               The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims") in which recovery is sought for the cost of cleanup of contaminated sites, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods. At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. The Company believes that the ultimate disposition of such matters will not, individually or in the aggregate, have a material adverse effect on the business, liquidity, results of operations, cash flows or financial position of the Company.

               For further information regarding environmental matters and other litigation, reference is made to "Item 3. Legal Proceedings" contained in the Company's Form 10-K.

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Second Quarter 1997 Compared With
                        Second Quarter 1996

     The Company recorded second quarter 1997 net income of $10.1 million compared with $7.5 million in the second quarter of 1996. The increase in net income resulted from higher operating and other income, partially offset by increased interest expense.

     The Company's net sales for the second quarter of 1997 were $255.9 million, an 11% increase over last year's sales of $230.1 million, principally reflecting increased unit volumes of both residential and commercial roofing products, including sales of the Company's Leatherback business, which was acquired in March 1997, and, to a lesser extent, higher selling prices.

     Gross profit margin increased to 29.6% in the second quarter of 1997 from 28.1% in the second quarter of 1996, resulting primarily from improved product mix and higher average selling prices. Selling, general and administrative expenses increased as a percentage of net sales from 19.1% in 1996 to 19.9% in 1997, mainly due to increased costs of distribution.

     Operating income for the second quarter was $24.9 million, a 20% increase over the $20.7 million recorded in the second quarter of 1996, principally reflecting the increased sales and improved margins.

     Interest expense increased to $10.3 million in the second quarter of 1997 from $8.1 million last year, due primarily to higher debt levels. Other income, net, was $1.9 million compared with other expense, net, of $.3 million last year, reflecting higher investment income (up $3.5 million), partially offset by an increase in expenses related to the sale of the Company's trade accounts receivable and certain litigation costs.


Results of Operations - Six Months 1997 Compared With
                        Six Months 1996


     For the first six months of 1997, the Company recorded net income of $11.9 million compared with net income of $7.3 million for the first six months of 1996. The 63% increase in net income was attributable to higher operating and other income, partially offset by increased interest expense.

     Net sales for the first six months of 1997 were $449.3 million, a 13% increase over last year's sales of $396.8 million. The increase in sales principally reflected increased unit volumes of both residential and commercial roofing products, including sales of the Company's Leatherback business, and, to a lesser extent, higher selling prices.

     Gross profit margin increased to 28% for the first six months of 1997 compared with 27% for the same period in 1996, resulting primarily from improved product mix and higher average selling prices. Selling, general and administrative expenses increased as a percentage of net sales from 19.8% to 20.4% in 1997, mainly reflecting increased costs of distribution.

     Operating income for the first six months of 1997 was $34.2 million, a 21% increase over the $28.3 million recorded last year. The increase in operating income was attributable to the increased sales and improved margins.

     Interest expense increased to $20.1 million in the first six months of 1997 from $15.8 million last year, due primarily to higher debt levels. Other income, net, was $5.4 million compared with other expense, net, of $.5 million last year. The improvement was primarily due to higher investment income (up $7.1 million), partially offset by certain litigation costs.

Liquidity and Financial Condition

     The Company used $81.2 million of cash for operations during the first six months of 1997, reinvested $40.6 million in capital programs and an acquisition, and generated $7.5 million from net sales of available-for-sale and held-to-maturity securities, for a net cash outflow of $114.3 million before financing activities.

     Cash invested in additional working capital totaled $73.6 million during the first six months of 1997. This amount primarily reflected a seasonal increase in inventories of $25.2 million and a $65.3 million increase in receivables, including a $30.4 million increase in the receivable from the trust which purchases the Company's trade accounts receivable, partially offset by a $17.6 million increase in accounts payable and accrued liabilities. Cash used in operations also reflected a $21.8 million outflow for related party transactions and a $26.3 million cash outlay for net purchases of trading securities.

     Cash provided by financing activities for the first six months of 1997 totaled $1.3 million, principally reflecting $23.7 million of proceeds from the sale of the Company's trade receivables, offset by $3.1 million of asbestos payments and an $18 million distribution to the Company's parent.

     As a result of the foregoing factors, cash and cash equivalents decreased by $113 million during the first six months of 1997 to $11.5 million (excluding $127.4 million of trading, available-for-sale and held-to-maturity securities and other short-term investments).

     See Note C to Consolidated Financial Statements for information regarding contingencies.

                                    PART II


                               OTHER INFORMATION





Item 1.  Legal Proceedings


     The discussion relating to legal matters contained in Note C to Consolidated Financial Statements of the Company contained in Part I of this report on Form 10-Q is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b)  No Reports on Form 8-K were filed during the quarter ended June 29, 1997.

                                  SIGNATURES
                                  -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BUILDING MATERIALS CORPORATION OF AMERICA


DATE:  August 12, 1997        BY:  /s/William C. Lang
       ---------------             ------------------
                                   William C. Lang
                                   Senior Vice President and
                                     Chief Financial Officer
                                   (Principal Financial and Accounting Officer)