Form 10-Q
period 1997-09-28
BUILDING MATERIALS CORP OF AMERICA
filed 1997-11-12
CIK 927314

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For The Quarterly Period Ended September 28, 1997

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


YES  /X/          NO  / /

As of November 11, 1997, 1,000,010 shares of the Registrant's common stock were outstanding. All of the voting stock of the Registrant is held by GAF Building Materials Corporation.

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS


                   BUILDING MATERIALS CORPORATION OF AMERICA

                       CONSOLIDATED STATEMENTS OF INCOME



                                   Third Quarter Ended    Nine Months Ended
                                   --------------------  --------------------
                                   Sept. 29,  Sept. 28,  Sept. 29,  Sept. 28,
                                     1996        1997      1996        1997
                                   ---------  ---------  ---------  ---------
                                                  (Thousands)


Net sales ........................  $251,592   $274,356   $648,426   $723,614
                                    --------   --------   --------   --------
Costs and expenses:
  Cost of products sold ..........   180,928    197,934    470,678    521,291
  Selling, general and
    administrative ...............    47,818     50,845    126,561    142,521
                                    --------   --------   --------   --------

    Total costs and expenses......   228,746    248,779    597,239    663,812
                                    --------   --------   --------   --------

Operating income .................    22,846     25,577     51,187     59,802
Interest expense .................    (7,926)   (10,395)   (23,741)   (30,494)
Other income (expense), net ......       (15)     3,504       (490)     8,864
                                    --------   --------   --------   --------

Income before income taxes .......    14,905     18,686     26,956     38,172
Income taxes .....................    (5,754)    (7,287)   (10,474)   (14,887)
                                    --------   --------   --------   --------

Net income .......................  $  9,151   $ 11,399   $ 16,482   $ 23,285
                                    ========   ========   ========   ========







                See Notes to Consolidated Financial Statements

                   BUILDING MATERIALS CORPORATION OF AMERICA

                          CONSOLIDATED BALANCE SHEETS


                                                    December 31,   Sept. 28,
                                                        1996          1997
                                                    ------------  ----------
ASSETS                                                      (Thousands)
Current Assets:
  Cash and cash equivalents.....................      $ 124,560   $  44,114
  Investments in trading securities.............          1,065      18,470
  Investments in available-for-sale securities..         82,016      56,206
  Investments in held-to-maturity securities....          7,169       1,202
  Other short-term investments .................         15,944      16,837
  Accounts receivable, trade, net ..............          9,870      28,277
  Accounts receivable, other....................         23,235      50,659
  Inventories...................................         77,196      89,349
  Other current assets..........................          3,751       4,145
                                                      ---------   ---------
    Total Current Assets........................        344,806     309,259
Property, plant and equipment, net..............        220,500     227,776
Goodwill, net...................................         60,469      70,330
Deferred income tax benefits....................         59,053      43,798
Receivable from related parties ................              -      27,179
Other assets....................................         16,755      16,374
                                                      ---------   ---------
Total Assets....................................      $ 701,583   $ 694,716
                                                      =========   =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Current maturities of long-term debt..........      $   3,412   $   3,728
  Accounts payable..............................         47,879      52,242
  Payable to related parties, net...............          2,287       7,184
  Accrued liabilities...........................         27,938      39,823
  Reserve for asbestos claims...................          3,062           -
  Reserve for product warranty claims...........         12,914      10,700
                                                      ---------   ---------
    Total Current Liabilities...................         97,492     113,677
                                                      ---------   ---------
Long-term debt less current maturities..........        405,690     415,902
                                                      ---------   ---------
Reserve for product warranty claims.............         30,755      25,925
                                                      ---------   ---------
Other liabilities...............................         24,409      22,668
                                                      ---------   ---------

Stockholder's Equity:
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    100,000 shares authorized; 0 shares issued                 -           -
  Common stock, $.001 par value per share;
    1,050,000 shares authorized;
    1,000,010 shares issued and outstanding ....              1           1
  Additional paid-in capital....................        182,699     131,910
  Accumulated deficit...........................        (40,174)    (16,889)
  Other.........................................            711       1,522
                                                      ---------   ---------
    Stockholder's Equity .......................        143,237     116,544
                                                      ---------   ---------
Total Liabilities and Stockholder's Equity .....      $ 701,583   $ 694,716
                                                      =========   =========


                See Notes to Consolidated Financial Statements

                   BUILDING MATERIALS CORPORATION OF AMERICA

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                          --------------------
                                                          Sept. 29,  Sept. 28,
                                                             1996       1997
                                                          ---------  ---------
                                                               (Thousands)

Cash and cash equivalents, beginning of period........... $ 45,989   $ 124,560
                                                          --------   ---------

Cash provided by (used in) operating activities:
  Net income ............................................   16,482      23,285
  Adjustments to reconcile net income to net cash used
    in operating activities:
      Depreciation ......................................   18,072      16,796
      Goodwill amortization .............................    1,201       1,421
      Deferred income taxes.. ...........................   10,260      14,736
      Noncash interest charges.. ........................   17,661      20,125
  (Increase) decrease in working capital items...........  (46,182)    (52,316)
   Purchases of trading securities ......................  (28,726)    (60,470)
   Proceeds from sales of trading securities ............   25,868      46,217
   Change in net receivable from/payable to related
      parties............................................    4,831     (22,282)
   Other, net............................................   (1,287)     (3,364)
                                                          --------    --------
    Net cash provided by (used in) operating
      activities.........................................   18,180     (15,852)
                                                          --------    --------

Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions..................  (15,726)    (56,713)
  Purchases of available-for-sale securities............. (106,452)   (103,427)
  Purchases of held-to-maturity securities ..............        -      (4,591)
  Proceeds from sales of available-for-sale securities...  120,305     125,445
  Proceeds from held-to-maturity securities..............        -      10,558
                                                          --------    --------
Net cash used in investing activities....................   (1,873)    (28,728)
                                                          --------    --------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..............   16,378      15,574
  Increase in short-term debt............................      256           -
  Proceeds from issuance of debt.........................        -         662
  Repayments of long-term debt...........................  (11,880)     (2,610)
  Decrease in loan payable to related party..............  (21,953)          -
  Capital contribution from (distribution to)
    parent company.......................................   11,627     (46,000)
  Payments of asbestos claims............................  (43,716)     (3,062)
  Financing fees and expenses............................      (56)       (430)
                                                          --------    --------
    Net cash used in financing activities................  (49,344)    (35,866)
                                                          --------    --------
Net change in cash and cash equivalents..................  (33,037)    (80,446)
                                                          --------    --------
Cash and cash equivalents, end of period................. $ 12,952    $ 44,114
                                                          ========    ========

                   BUILDING MATERIALS CORPORATION OF AMERICA

                                                        Nine Months Ended
                                                       ------------------
                                                       Sept. 29, Sept. 28,
                                                          1996      1997
                                                       --------- ---------
                                                           (Thousands)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).............  $  4,632  $  8,193
    Income taxes.....................................       143       130

Acquisition of Leatherback Industries business,
  net of $8 cash acquired:
    Fair market value of assets acquired.............            $ 27,037
    Purchase price of acquisition....................              25,231
                                                                 --------
    Liabilities assumed..............................            $  1,806
                                                                 ========



























                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Building Materials Corporation of America (the "Company") is a wholly owned subsidiary of GAF Building Materials Corporation ("GAFBMC"), which is an indirect, wholly owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly owned subsidiary of GAF Corporation ("GAF"). The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at December 31, 1996 and September 28, 1997, and the results of operations and cash flows for the periods ended September 29, 1996 and September 28, 1997. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Form 10-K").

NOTE A:         In October 1995, G-I Holdings acquired all of the outstanding shares of U.S. Intec, Inc. ("USI"), which manufactures commercial roofing products. As of January 1, 1997, USI became a wholly owned subsidiary of the Company through a capital contribution to the Company by G-I Holdings. Accordingly, the Company's Consolidated Financial Statements include the results of USI for the third quarter and the first nine months of 1997 and have been restated for the third quarter and the first nine months of 1996 to include USI's results of operations, including sales of $28.8 and $76.3 million, respectively, and net income of $1.2 and $0.8 million, respectively.

NOTE B:   Inventories consist of the following:

                                               December 31,   Sept. 28,
                                                   1996         1997
                                               ------------   ---------
                                                       (Thousands)

          Finished goods.....................     $ 41,201    $ 51,026
          Work in process....................       10,844      10,578
          Raw materials and supplies.........       26,206      28,800
                                                  --------    --------
          Total..............................       78,251      90,404
          Less LIFO reserve..................       (1,055)     (1,055)
                                                  --------    --------
          Inventories........................     $ 77,196    $ 89,349
                                                  ========    ========

NOTE C:        The Company's bank credit facilities were replaced on August 29,
          1997 with a new three-year, $75 million facility (the "Credit Agreement"). The terms of the Credit Agreement provide for a $75 million revolving credit facility, the full amount of which is available for letters of credit, provided that total borrowings and outstanding letters of credit may not exceed $75 million in the aggregate.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               In June and September 1997, the Company terminated interest rate swap agreements relating to its 11 3/4% Senior Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes"), each with an aggregate ending notional principal amount of $31 million, resulting in gains of $0.4 and $1.4 million, respectively. The gains have been deferred and will be amortized as a reduction of interest expense.


NOTE D:   Contingencies

          Asbestos Claims Filed Against GAF

               In connection with its formation, the Company contractually assumed and agreed to pay a portion of the liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") (whether for indemnity or defense) of its parent, GAFBMC, relating to pending cases and previously settled, but not paid, cases as of January 31, 1994, and no other asbestos liabilities of GAFBMC. As of March 30, 1997, the Company had paid all of its assumed asbestos-related liability.


               GAF and G-I Holdings have established reserves for Asbestos Claims based on certain assumptions, one of which was the effectiveness of a class action settlement of future Asbestos Claims (the "Settlement"). On June 25, 1997, the United States Supreme Court affirmed the ruling of the United States Court of Appeals for the Third Circuit that the class in such action was not certifiable, thus rendering the Settlement inoperable. GAF and G-I Holdings have advised the Company that they are presently evaluating the effect of this Supreme Court decision on the amount of their reserves for asbestos-related liabilities, that such analysis could result in GAF and G-I Holdings increasing their estimates of asbestos-related liabilities, and that it is not currently possible to estimate the range or amount, if any, of such possible additional reserves. GAF and G-I Holdings have stated that they remain committed to effectuating a comprehensive resolution of Asbestos Claims, that they are presently exploring a number of options, both judicial and legislative, to accomplish such resolution, but that there can be no assurance that these efforts will be successful.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


          Tax Claim Against GAF

               On September 15, 1997, GAF received a notice from the Internal Revenue Service (the "Service") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a subsidiary of GAF, GAF Fiberglass Corporation ("GFC"), holds an interest. The claim of the Service for interest and penalties, after taking into account the effect on the use of net

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS operating losses and foreign tax credits, could result in GFC incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that GAF recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that GFC will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its financial position or results of operations. GAF, G-I Holdings and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several current and former subsidiaries of GAF, should GAF and certain of its subsidiaries be unable to satisfy such indemnity.

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Third Quarter 1997 Compared With
                        Third Quarter 1996

     The Company recorded third quarter 1997 net income of $11.4 million compared with $9.2 million in the third quarter of 1996. The 25% increase in net income resulted from higher operating and other income, partially offset by increased interest expense.

     The Company's net sales for the third quarter of 1997 were $274.4 million, a 9% increase over last year's sales of $251.6 million. The increase in sales occurred in both residential and commercial products. The increase in sales of the Company's residential roofing products reflected sales of the Leatherback Industries business acquired in March 1997, partially offset by lower unit volumes and selling prices of shingle and other roofing component products.
The increase in sales of the Company's commercial roofing products reflected increased unit volumes and higher selling prices.

     Gross profit margin decreased slightly to 27.9% in the third quarter of 1997 from 28.1% in the third quarter of 1996, resulting primarily from lower average selling prices. Selling, general and administrative expenses decreased as a percentage of net sales from 19.0% in 1996 to 18.5% in 1997, mainly due to reduced costs of distribution.

     Operating income for the third quarter was $25.6 million, a 12% increase over the $22.8 million recorded in the third quarter of 1996, principally reflecting the increased sales.

     Interest expense increased to $10.4 million in the third quarter of 1997 from $7.9 million last year, due primarily to higher debt levels. Other income, net, was $3.5 million compared with other expense, net, of less than $0.1 million last year, reflecting higher investment income.


Results of Operations - Nine Months 1997 Compared With
                        Nine Months 1996


     For the first nine months of 1997, the Company recorded net income of $23.3 million compared with net income of $16.5 million for the first nine months of 1996. The 41% increase in net income was attributable to higher operating and other income, partially offset by increased interest expense.

     Net sales for the first nine months of 1997 were $723.6 million, a 12% increase over last year's sales of $648.4 million. The increase in sales reflected increased unit volumes of both residential and commercial roofing products, as well as the sales of the Leatherback Industries business. Average selling prices in the 1997 period declined slightly for residential roofing products and were higher for commercial roofing products compared to the 1996 period.

     Gross profit margin increased to 28.0% for the first nine months of 1997 compared with 27.4% for the same period in 1996, resulting primarily from lower raw materials costs and improved product mix. Selling, general and administrative expenses increased slightly as a percentage of net sales from 19.5% to 19.7% in 1997, mainly reflecting increased costs of distribution incurred early in the year.

     Operating income for the first nine months of 1997 was $59.8 million, a 17% increase over the $51.2 million recorded last year. The increase in operating income was attributable to the increased sales and improved margins.

     Interest expense increased to $30.5 million in the first nine months of 1997 from $23.7 million last year, due primarily to higher debt levels. Other income, net, was $8.9 million compared with other expense, net, of $0.5 million last year. The improvement was primarily due to higher investment income.


Liquidity and Financial Condition

     The Company used $15.9 million of cash in operations during the first nine months of 1997, reinvested $56.7 million in capital programs and acquisitions, and generated $28 million from net sales of available-for-sale and held-to-maturity securities, for a net cash outflow of $44.6 million before financing activities.

     Cash invested in additional working capital totaled $52.3 million during the first nine months of 1997. This amount primarily reflected an increase in inventories of $9.1 million and a $57.6 million increase in receivables, including a $27 million increase in the receivable from the trust which purchases the Company's trade accounts receivable, partially offset by a $15.3 million increase in accounts payable and accrued liabilities. Cash used in operations also reflected a $22.3 million outflow for related party transactions and a $14.3 million cash outlay for net purchases of trading securities.

     Cash used in financing activities for the first nine months of 1997 totaled $35.9 million, principally reflecting a $46 million distribution to the Company's parent, $3.1 million of asbestos payments and $2.6 million in repayments of long-term debt, partially offset by $15.6 million of proceeds from the sale of the Company's trade receivables.

     As a result of the foregoing factors, cash and cash equivalents decreased by $80.4 million during the first nine months of 1997 to $44.1 million (excluding $92.7 million of trading, available-for-sale and held-to-maturity securities and other short-term investments).

     The Company's bank credit facilities were replaced on August 29, 1997 with a new three-year, $75 million facility (the "Credit Agreement"). The terms of the Credit Agreement provide for a $75 million revolving credit facility, the full amount of which is available for letters of credit, provided that total borrowings and outstanding letters of credit may not exceed $75 million in the aggregate.

     In October 1997, the Company issued in a private placement offering $100 million in aggregate principal amount at maturity of 8% Senior Notes due 2007 (the "Notes"). The Company intends to utilize a substantial amount of the net proceeds from the sale of the Notes to fund the cost of its capital expenditure programs. The remainder of the net proceeds will be utilized by the Company for general corporate purposes, which may include future acquisitions and open market purchases of the Company's 11 3/4% Senior Deferred Coupon Notes due 2004 and/or 8 5/8% Senior Notes due 2006. Pending such utilization, such cash will be invested by the Company primarily in marketable securities.

     See Note D to Consolidated Financial Statements for information regarding contingencies.

                                    PART II


                               OTHER INFORMATION


Item 1.   Legal Proceedings

     Litigation is pending between the Company and Elk Corporation of Dallas ("Elk") in the United States District Court for the Northern District of Texas relating to certain aspects of the Company's laminated shingles, which Elk claims infringe design and utility patents issued to it. Elk also asserts that the Company has appropriated the trade dress of Elk's product. Elk seeks injunctive relief, damages and attorneys' fees. The Company denies infringement of Elk's patents or appropriation of Elk's trade dress, and has sued for a declaration that Elk's patents are invalid and unenforceable and that the Company's shingles do not infringe any of Elk's rights, and has sought money damages for Elk's unfair competition. On October 10, 1997, the Court issued an Opinion holding that Elk's design patent is unenforceable because it was obtained through fraud and inequitable conduct. The Company believes that it will prevail on the balance of Elk's claims as well.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b)  No Reports on Form 8-K were filed during the quarter ended
     September 28, 1997.

                                  SIGNATURES
                                  -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BUILDING MATERIALS CORPORATION OF AMERICA


DATE:  November 12, 1997        BY:  /s/William C. Lang
       -----------------             ------------------
                                    William C. Lang
                                    Senior Vice President and
                                      Chief Financial Officer
                                    (Principal Financial and Accounting Officer)