Form 10-K
period 1997-12-31
BUILDING MATERIALS CORP OF AMERICA
filed 1998-03-30
CIK 927314

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   ----------

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM                 TO

                                   ----------

                         COMMISSION FILE NUMBER 33-81808

                    BUILDING MATERIALS CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                22-3276290
         (State of Incorporation)          (I.R.S. Employer Identification No.)

              1361 ALPS ROAD
            WAYNE, NEW JERSEY                               07470
(Address of Principal Executive Offices)                  (Zip Code)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                                 (973) 628-3000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

                                   ----------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---

     AS OF MARCH 20, 1998, 1,000,010 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING. ALL OF THE VOTING STOCK OF THE REGISTRANT IS HELD BY GAF BUILDING MATERIALS CORPORATION.

===============================================================================

                                     PART I

ITEM 1. BUSINESS

BUILDING MATERIALS CORPORATION OF AMERICA

     Building Materials Corporation of America ("BMCA" or the "Company") is a leading national manufacturer of a broad line of asphalt roofing products and accessories for the residential and commercial roofing markets. The Company, incorporated under the laws of Delaware in 1994, is a wholly-owned subsidiary of GAF Building Materials Corporation ("GAFBMC"). The Company acquired the operating assets and certain liabilities of GAFBMC in 1994. GAFBMC is a wholly-owned subsidiary of G Industries Corp. ("G Industries"), which is a holding company that also owns all of the capital stock of GAF Fiberglass Corporation ("GFC"). G Industries is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"), which is a wholly-owned subsidiary of GAF Corporation ("GAF"). GAF is controlled by Samuel J. Heyman, Chairman of the Board of Directors and Chief Executive Officer of GAF, G-I Holdings, GFC and BMCA and Chief Executive Officer of G Industries and GAFBMC. The Company does business under the name "GAF Materials Corporation." The principal executive offices of the Company are located at 1361 Alps Road, Wayne, New Jersey 07470, telephone
(973) 628-3000. As used herein, the "Company" includes BMCA's consolidated subsidiaries.

     On January 1, 1997, GAF effected a series of transactions (collectively, the "Separation Transactions") involving its subsidiaries that resulted in, among other things, (1) the Company's glass fiber manufacturing facility in Nashville, Tennessee (and certain related assets and liabilities) being transferred to GFC, and (2) U.S. Intec, Inc. ("USI"), an indirect subsidiary of GAF, becoming a subsidiary of the Company. In connection with the Separation Transactions, GFC entered into a long-term supply agreement with the Company pursuant to which GFC agreed to produce glass fiber for the Company. See Item 13, "Certain Relationships and Related Transactions." The financial and statistical data regarding the Company presented herein reflect the results of USI from and after October 20, 1995, the date on which USI was acquired by a subsidiary of GAF, except as expressly set forth herein.

RESIDENTIAL ROOFING

     The Company is a leading manufacturer of a complete line of premium residential roofing products, with residential roofing product sales representing approximately 65% of the Company's net sales in 1997. The Company has improved its sales mix of residential roofing products in recent years by increasing its emphasis on its laminated products which generally are sold at higher prices with more attractive profit margins than its standard strip shingle products. The Company believes that it is the largest manufacturer of laminated residential roofing shingles, and the second largest manufacturer of standard shingles, in the United States. (Statements contained herein as to theCompany's competitive position are based on industry information which the Company believes to be reliable).

     The Company produces two principal lines of roofing shingles, the Timberline(R) Series and the Sovereign(R) Series, as well as certain specialty shingles for regional markets.

     The Timberline(R) Series. The Timberline(R) Series offers a premium laminated product line that adds dramatic shadow lines and substantially improves the appearance of a roof. The Series includes the Timberline(R) 25 shingle, a mid-weight laminated shingle which serves as an economic trade-up for consumers, with a 25-year limited warranty; the Timberline(R) shingle, with a 30-year limited warranty, offering a woodshake appearance, enhanced visual depth and contrast simulating shadows and superior fire resistance and durability; and the Timberline Ultra(R) shingle, with a 40-year limited warranty, a super heavyweight laminated shingle with the same design features as the Timberline(R) 25 shingle, together with added durability.

     The Sovereign(R) Series. The Sovereign(R) Series includes the standard 3-tab Sentinel(R) shingle with a 20-year limited warranty; the Royal Sovereign(R) shingle, a heavier 3-tab shingle with a 25-year limited warranty, designed to capitalize on the "middle market" for quality shingles; and the Marquis(R) Weathermax(TM) shingle, a superior performing heavyweight 3-tab shingle with a 30-year limited warranty.

     Specialty Shingles. The Company's specialty asphalt shingles include:
Slateline(R) and Slateline(R) Color Contrast(TM) shingles offering the appearance of slate, labor savings in installation because of their larger size and a

30-year limited warranty; Dubl-Coverage(R) Tite-On(R) shingles offering a design feature that enables the shingles to lock together to form a double layer roof, and a 25-year limited warranty; and the Grand Sequoia(R) shingle, a premier architectural shingle with a 40-year limited warranty.

     Weather Stopper(TM) Roofing System. In addition to shingles, the Company supplies all the components necessary to install a complete roofing system. The Company's Weather Stopper(TM) Roofing System begins with Weather Watch(R) and Stormguard(TM) waterproof underlayments for eaves, valleys and flashings to prevent water seepage between the roof deck and the shingles caused by ice build-ups and wind-driven rain. The Company's Weather Stopper(TM) Roofing System also includes Shingle-Mate(R) glass reinforced underlayment, Timbertex(R), Timber Ridge(TM), and Ridgetex(TM) Hip and Ridge shingles, which are significantly thicker and larger than standard hip and ridge shingles and provide dramatic accents to the slopes and planes of a roof, and the Cobra(R) Ridge Vent which provides attic ventilation.

     On March 14, 1997, the Company acquired the assets of the Leatherback Industries division of Hollinee Corporation, which is engaged in the manufacture and sale of asphalt-saturated roofing felts and other felt and construction paper products.

COMMERCIAL ROOFING

     The Company manufactures a full line of modified bitumen products, asphalt built-up roofing, liquid-applied membrane systems and roofing accessories for use in the application of commercial roofing. Commercial roofing represented approximately 35% of the Company's net sales in 1997. Approximately 70% of commercial roofing industry membrane unit sales utilize asphalt built-up roofing and modified bitumen products, both of which the Company manufactures. The Company believes that it is the second largest manufacturer of asphalt built-up roofing products and the largest manufacturer of modified bitumen products in the United States.

     The Company manufactures glass membranes under the trademarks GAFGLAS(R) and Permaglas(R), which are made from asphalt impregnated glass fiber mat for use as a component in asphalt built-up roofing systems. Most of the Company's GAFGLAS(R) and Permaglas(R) products are assembled on the roof by applying successive layers of roofing membrane with asphalt and topped, in some applications, with gravel. Thermal insulation may be applied beneath the membrane. The Company also manufactures base sheets, flashings and other roofing accessories for use in these systems, perlite roofing insulation products, which consist of low thermal insulation that is installed as part of a commercial roofing application below the roofing membrane, the TOPCOAT(R) roofing system, a liquid-applied membrane system designed to protect and waterproof existing metal roofing, and roof maintenance products. In addition, the Company sells isocyanurate foam as roofing insulation, packaged asphalt and accessories, such as vent stacks, roof insulation fasteners, cements and coating.

     Modified bitumen products are sold under the Ruberoid(R) trademark by the Company and under the Brai(R) trademark by USI and are used primarily in re-roofing applications or in combination with glass membranes in GAF CompositeRoof(TM) systems. These products consist of a roofing membrane utilizing polymer-modified asphalt, which strengthens and increases flexibility and is reinforced with a polyester non-woven mat or a glass mat. Modified bitumen systems provide high strength characteristics, such as weatherability, water resistance, and labor cost savings due to ease of application.

     In July 1997, the Company acquired the assets of Major Group Incorporated, the manufacturer of the TOPCOAT(R) roofing system.

MARKETING AND SALES

     The Company has one of the industry's largest sales forces, which is supported by a staff of technical professionals who work directly with architects, consultants, contractors and building owners. The Company markets its roofing products through its own sales force of approximately 160 experienced full-time employees and independent sales representatives operating from five regional sales offices located across the United States. USI markets its roofing products through approximately 50 full-time employees and independent sales representatives. A major portion of the Company's roofing product sales are to wholesale distributors who resell the Company's products to roofing contractors and retailers. The Company believes that the wholesale distribution channel offers the most attractive margins of all roofing market distribution channels and represents the principal distribution channel for professionally installed asphalt roofing products, and believes that its nationwide coverage has contributed to its roofing products being among the most recognized and requested brands in the industry.

     In September 1997, the Company launched its Customer Advantage(TM) Program to established a nationwide network of Master Elite(TM) contractors and authorized installers. This program offers marketing and support services to residential roofing contractors and has enrolled over 1,000 contractors.

     No single customer accounted for 10% or more of the Company's 1997 sales, except for American Builders & Contractors Supply Co., Inc., which accounted for approximately 10% of such sales.

RAW MATERIALS

     The major raw materials required for the manufacture of the Company's roofing products are asphalt, mineral stabilizer, glass fiber, glass fiber mat, polyester mat and granules. Asphalt and mineral stabilizer are available from a large number of suppliers and the Company currently has contracts with several of these suppliers, with others available as substitutes. Prices of most raw materials have been relatively stable, rising moderately with general industrial prices, while the price of asphalt tends to move in step with the price of crude oil.

     Five of the Company's roofing plants have easy access to deep water ports, thereby permitting delivery of asphalt by ship, the most economical means of transport. The Company's Chester, South Carolina plant manufactures glass fiber mat substrate. The Company purchases from an affiliate, International Specialty Products Inc. ("ISP"), substantially all its requirements for colored roofing granules (except for the requirements of its California roofing plant which are supplied by a third party) under a supply contract that was renewed for one year effective January 1, 1998 and is subject to annual renewal unless terminated by the Company or ISP. In addition, in December 1995, USI commenced purchasing substantially all its requirements for colored roofing granules from ISP (except for the requirements of its Stockton, California and Corvallis, Oregon plants which are supplied by a third party) pursuant to a supply contract. As part of the Separation Transactions, the Company transferred to GFC its Nashville, Tennessee facility, which manufactures a significant portion of the Company's glass fiber requirements, and entered into a supply contract with GFC under which GFC produces glass fiber for the Company.

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

COMPETITION

     The roofing products industry is highly competitive and includes a number of national competitors, which in the residential roofing market are Owens-Corning, Tamko, Elcor and Celotex, and in the commercial roofing market are Johns Manville, Celotex, Firestone and Carlisle. In addition, there are numerous regional competitors.

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

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are focused primarily on the development of new products, process improvements and the testing of alternative raw materials and supplies. The Company's research and development activities, dedicated to residential, commercial and fiberglass products, are located at technical centers at Wayne, New Jersey, Nashville, Tennessee and Port Arthur, Texas. The Company's research and development expenditures were approximately $3.1 million, $4.5 million and $5.4 million in 1995, 1996 and 1997, respectively.

PATENTS AND TRADEMARKS

     The Company owns or licenses approximately 79 domestic and 96 foreign patents or patent applications and owns or licenses approximately 149 domestic and 46 foreign trademark registrations or applications. While the Company believes the patent protection covering certain of its products to be material to those products, the Company does not believe that any single patent, patent application or trademark is material to the Company's business or operations.

     The Company believes that the duration of the existing patents and patent licenses is satisfactory.

ENVIRONMENTAL COMPLIANCE

     Since 1970, a wide variety of federal, state and local environmental laws and regulations relating to environmental matters (the "Regulations") have been adopted and amended. By reason of the nature of the operations of the Company and its predecessor and certain of the substances that are or have been used, produced or discharged at their plants or at other locations, the Company is affected by the Regulations. The Company has made capital expenditures averaging approximately $400,000 during each of the last three years in order to comply with the Regulations (which expenditures are included in additions to property, plant and equipment) and anticipates that aggregate capital expenditures relating to environmental compliance in each of 1998 and 1999 will be approximately $600,000.

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

EMPLOYEES

     At December 31, 1997, the Company employed approximately 3,000 people worldwide, approximately 1,200 of which were subject to 16 union contracts. The contracts are effective for three- to four-year periods. During 1997, five labor contracts expired and were renegotiated. The Company believes that its relations with its employees and their unions are satisfactory.

ITEM 2. PROPERTIES

     The corporate headquarters and principal research and development laboratories of the Company are located at a 100-acre campus-like office and research park owned by a subsidiary of ISP at 1361 Alps Road, Wayne, New Jersey 07470. The Company occupies its headquarters pursuant to its management agreement with ISP. See Item 13, "Certain Relationships and Related Transactions."

     The principal real properties either owned by, or leased to, the Company or its subsidiaries are described below. Unless otherwise indicated, the properties are owned in fee. In addition to the principal facilities listed below, the Company maintains sales offices and warehouses, substantially all of which are in leased premises under relatively short-term leases.


LOCATION                           FACILITY
--------                           --------
Alabama
   Mobile .......................  Plant, Warehouses*
California
   Fontana ......................  Plant, Sales Office
   Hollister ....................  Plant, Plant*
   Ontario ......................  Plant, Sales Office
   Stockton .....................  Plant, Plant, Warehouses*
Florida
   Tampa ........................  Plant, Sales Office*
Georgia
   Monroe .......................  Plant, Warehouse*
   Savannah .....................  Plant, Sales Office
Indiana
   Mount Vernon .................  Plant, Sales Office
Illinois
   Naperville ...................  Sales Office*
Kentucky
   Florence .....................  Plant
Maryland
   Baltimore ....................  Plant
Massachusetts
   Millis .......................  Plant, Sales Office, Warehouse*
   Walpole ......................  Plant*
Minnesota
   Minneapolis ..................  Plant, Sales Office, Warehouse*
New Jersey
   Branchburg ...................  Warehouse*
   North Branch .................  Plant
   North Brunswick ..............  Sales Office*, Warehouse*
   Wayne ........................  Headquarters*, Corporate Administrative Offices*, Research Center*
New Mexico
   Albuquerque ..................  Plant
Ohio
   Wadsworth ....................  Plant*, Warehouse*
Oregon
   Corvallis ....................  Plant
Pennsylvania
   Erie .........................  Plant, Sales Office, Warehouse*
   Wind Gap .....................  Plant
South Carolina
   Chester ......................  Plant
Tennessee
   Nashville ....................  Research Center*
Texas
   Dallas .......................  Plant, Sales Office, Warehouses*
   Fannett ......................  Warehouse
   Houston ......................  Plant, Warehouse
   Port Arthur ..................  Plant, Plant, Warehouse, Sales Office, Research Center
---------------
* Leased Property

     The Company believes that its plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Each plant has adequate transportation facilities for both raw materials and finished products. In 1997, the Company made capital expenditures in the amount of $46.8 million relating to plant, property and equipment.

ITEM 3. LEGAL PROCEEDINGS

     Bodily Injury Claims. In connection with its formation, BMCA contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its parent, GAFBMC. As of March 30, 1997, BMCA had paid all of its assumed asbestos-related liabilities. G-I Holdings and GAFBMC have jointly and severally agreed to indemnify BMCA against any claims related to asbestos-related liabilities, other than those contractually assumed by BMCA, in the event that claims in connection with liabilities not assumed by BMCA are asserted against it.

     GAF has advised BMCA that, as of December 27, 1997, it had been named as a defendant in approximately 79,300 pending lawsuits involving alleged Asbestos Claims, having resolved approximately 234,500 Asbestos Claims. During 1997, GAF resolved approximately 11,000 Asbestos Claims and received notice of approximately 30,900 new Asbestos Claims. Of the Asbestos Claims resolved in 1997, approximately 8,900 were resolved (including Asbestos Claims disposed of at no cost to GAF) for an average cost of approximately $3,700 per claim. GAF's share of the costs with respect to approximately 2,100 Asbestos Claims resolved in 1997 has not yet been determined. There can be no assurance, however, that the actual costs of resolving pending and future Asbestos Claims will approximate GAF's historic average costs.

     GAF has stated that it is committed to effecting a comprehensive resolution of Asbestos Claims, that it is exploring a number of options, both judicial and legislative, to accomplish such resolution, but there can be no assurance that this effort will be successful.

     BMCA believes that it will not sustain any additional liability in connection with asbestos-related claims. While BMCA cannot predict whether any asbestos-related claims will be asserted against it or its assets, or the outcome of any litigation relating to such claims, it believes that it has meritorious defenses to such claims. Moreover, it has been jointly and severally indemnified by G-I Holdings and GAFBMC with respect to such claims. Should GAF or GAFBMC be unable to satisfy judgments against it in asbestos-related lawsuits, its judgment creditors might seek to enforce their judgments against the assets of GAF or GAFBMC, including its holdings of common stock of BMCA, and such enforcement could result in a change of control with respect to BMCA. See
Note 9 to Consolidated Financial Statements.

     Asbestos-in-Building Claims. GAF has also been named as a co-defendant in asbestos-in-buildings cases for economic and property damage or other injuries based upon an alleged present or future need to remove asbestos containing materials from public and private buildings ("Building Claims"). Since these actions were first initiated approximately 16 years ago, GAF has not only successfully disposed of approximately 144 such cases at an average disposition cost (including cases disposed of at no cost to GAF) of approximately $18,000 per case (all of which have been paid by insurance under reservation of rights), but is a co-defendant in only five remaining lawsuits. See "--Insurance Matters." BMCA has not assumed any liabilities with respect to Building Claims, and G-I Holdings and GAFBMC have jointly and severally agreed to indemnify BMCA in the event any such claims are asserted against it.

     Insurance Matters. GAF and G-I Holdings had available, as of December 31, 1997, to pay asbestos-related bodily injury claims aggregate insurance coverage of $188.9 million, before discounting certain coverage, (which amount is reduced as asbestos-related liabilities are satisfied), $13.2 million of which is the subject of negotiations with various insurers and/or the Coverage Action described below, and which $13.2 million of coverage GAF believes will be available to it either by agreement with its insurance carriers or, if necessary, by legal action. In addition to the $188.9 million of insurance referred to above, GAF and G-I Holdings have $57.2 million of additional insurance which may be available to pay a portion of the Asbestos Claims.

     In January 1993, the members of the Center for Claims Resolution (the "CCR"), a non-profit organization of asbestos defendant companies, including GAF, filed an action with the United States District Court in Philadelphia against certain product liability insurers whose policies will or may be called upon to respond to asbestos-related bodily injury claims (the "Coverage Action"). The Coverage Action sought a declaratory judgment on behalf of certain CCR members, including GAF, against various third-party defendant product liability insurers to the effect that those insurers are obligated to provide coverage for Asbestos Claims. On June 27, 1997, GAF and other members of the CCR filed a motion for leave to file amended complaints for coverage for Asbestos Claims and for leave to consolidate their amended complaints. The insurers who are defendants in GAF's amended complaint are Atlanta International, Employers Mutual and Northbrook. The insurance carrier defendants have raised various defenses to the Coverage Action, including that the action creates a procedural morass and fails to name indispensable parties, and that the separate amended complaints of the various CCR members should not be consolidated.

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

ENVIRONMENTAL LITIGATION

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites, a number of which are in the early stages or have been dormant for protracted periods.

     In connection with its formation, BMCA contractually assumed all environmental liabilities of GAFBMC relating to existing plant sites and the business of BMCA as then conducted, and the estimates referred to below reflect those environmental liabilities assumed by BMCA and other environmental liabilities of the Company. The environmental liabilities of GAFBMC which were not assumed by BMCA, for which G-I Holdings and GAFBMC have agreed to indemnify BMCA, relate primarily to closed manufacturing facilities. G-I Holdings estimates that, as of December 31, 1997, its liability in respect of the environmental liabilities of GAFBMC not assumed by BMCA was approximately $14.0 million, before insurance recoveries reflected on its balance sheet of $7.7 million, as compared to BMCA's estimate of its liability as of December 31, 1997 in respect of assumed and other environmental liabilities of $1.1 million, before insurance recoveries reflected on its balance sheet (discussed below) of $0.8 million that relate to both past expenses and estimated future liabilities ("estimated recoveries").

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

     After considering the relevant legal issues and other pertinent factors, the Company believes that it will receive the estimated recoveries and that recoveries could be well in excess of the current estimated liability for all Environmental Claims, although there can be no assurances in this regard. The Company believes it is entitled to substantially full defense and indemnity under its insurance policies for most Environmental Claims, although the Company's insurers have not affirmed a legal obligation under the policies to provide indemnity for such claims.

     On March 8, 1995, GAF commenced litigation on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities in the United States District Court for the District of New Jersey seeking amounts substantially in excess of the estimated recoveries. The action was dismissed by the Court in December 1997 for lack of federal jurisdiction, and one defendant insurer has filed a notice of appeal. On June 16, 1997, GAF filed a similar action against the insurers in the Superior Court of New Jersey, Somerset County, which action is pending. While the Company believes that its claims are meritorious, there can be no assurance that the Company will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

     BMCA believes that it will not sustain any liability for environmental liabilities of GAFBMC other than those that it has contractually assumed or that relate to the operations of its business. While the Company cannot predict whether any claims for non-assumed environmental liabilities will be asserted against it or its assets, or the outcome of any litigation relative to such claims, it believes that it has meritorious defenses to such claims. Moreover, it has been jointly and severally indemnified by G-I Holdings and GAFBMC with respect to such claims, and G-I Holdings has advised the Company that it believes it has and will have sufficient resources to enable it to satisfy its environmental liabilities. The possible consequences to the Company of the failure of G-I Holdings and GAFBMC to satisfy judgments against them in environmental-related lawsuits are described in the last paragraph of "Bodily Injury Claims."

OTHER LITIGATION

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

     On or about April 29, 1996, an action was commenced in the Circuit Court of Mobile County, Alabama against GAFBMC on behalf of a purported nationwide class of purchasers of, or current owners of, buildings with asphalt shingles manufactured by GAFBMC since January 1979. The action alleges, among other things, that such shingles were defective and seeks unspecified damages on behalf of the purported class. On or about January 7, 1997, an action was commenced in the Superior Court of New Jersey, Middlesex County against GAFBMC on behalf of a purported nationwide class of owners of buildings with shingles manufactured by GAFBMC who allegedly have suffered damages since January 1991. The action alleges, among other things, that such shingles were defective and seeks unspecified damages on behalf of the purported class. In August 1997, the Company filed a motion to deny class certification of the action, which motion remains pending. On or about September 19, 1997, an action was commenced in the Superior Court of New Jersey, Passaic County, against GAFBMC and GAF on behalf of a nationwide class of owners of structures with roof shingles manufactured and distributed by GAFBMC and which were installed from 1988 to 1993. The action alleges, among other things, that such shingles were defective and seeks unspecified damages on behalf of the purported class. On or about December 1, 1997, an action was commenced in the Supreme Court of the State of New York, County of Nassau, against GAFBMC and GAF on behalf of a nationwide class of owners of structures with roof shingles manufactured and distributed by GAFBMC which were installed between 1985 and 1993. The action alleges, among other things, that such shingles were defective and seeks unspecified damages on behalf of the purported class. Plaintiffs have not moved for class certification in any of these actions.

     On August 14, 1996, an action was commenced in Pointe Coupee Parish, Louisiana, against GAF and GAFBMC on behalf of a purported nationwide class of those who own or did own single family residences on which GAF Timberline(R) shingles were installed. The Company was not served or otherwise notified of the action until November 1996. Without any notice to the Company, in August 1996, the court in Pointe Coupee conditionally certified the nationwide class, reserving the right to decertify the class or otherwise modify its order. The Company has appealed the state court's conditional class certification. The action alleges that the shingles were defective and seeks unspecified damages on behalf of the purported class.

     The Company does not believe certification of a class is warranted in any of these actions, and intends to vigorously oppose them.

                                      * * *

     The Company believes that the ultimate disposition of the cases described above under "Environmental Litigation," "Asbestos-in-Building Claims" and "Other Litigation" will not, individually or in the aggregate, have a material adverse effect on the Company's liquidity, financial position or results of operations.

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

ITEM 6. SELECTED FINANCIAL DATA

     See page F-6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See page F-2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index on page F-1 and Financial Statements and Supplementary Data on pages F-7 to F-27.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age, position and other information with respect to the directors and executive officers of the Company.


NAME AND POSITION HELD(1)              AGE      PRESENT PRINCIPAL OCCUPATION AND FIVE-YEAR EMPLOYMENT HISTORY
-------------------------              ---      -------------------------------------------------------------
Samuel J. Heyman ...................    59    Mr.  Heyman has been a director  and  Chairman  of BMCA since its
 Director, Chairman and                         formation  and Chief  Executive  Officer of BMCA since June 1996.
  Chief Executive Officer                       He has served as a director and Chairman and Chief Executive Officer of
                                                ISP since its formation in May 1991 and Chief Executive Officer of
                                                GAFBMC since May 1994. Mr. Heyman has held the same offices with GAF,
                                                G-I Holdings and certain of its subsidiaries since April 1989, prior to which he held the same position with GAF's predecessor from December
                                                1983 to April 1989. Mr. Heyman has been a director of USI since October
                                                1995, and a director, Chairman and Chief Executive Officer of ISP
                                                Holdings Inc. ( "ISP Holdings "), the parent of ISP, since its formation. He is also the Chief Executive Officer, Manager and General
                                                Partner of a number of closely held real estate development companies and partnerships whose investments include commercial real estate and a portfolio of publicly traded securities.

Sunil Kumar ........................    48    Mr. Kumar has been the President,  Chief Operating  Officer and a
 Director, President and                        director  of BMCA  since  July  1996,  March  1996 and May  1995,
  Chief Operating Officer                       respectively. He was President, Commercial Roofing Products Division,
                                                and Vice President of BMCA from February 1995 to March 1996. He has been
                                                Chairman of USI since March 1996 and a director of USI since October
                                                1995. He was Vice Chairman of USI from October 1995 to March 1996. From
                                                1992 to February 1995, he was Executive Vice President of
                                                Bridgestone/Firestone Inc., a retail distributor and manufacturer of tires and provider of automobile services. From 1982 to 1990, Mr. Kumar was President of Firestone Building Products Company, and from 1990 to
                                                1992 he was Vice President of Bridgestone/Firestone.

James P. Rogers ....................    47    Mr.  Rogers has been a director of BMCA since its  formation  and
 Director and Executive                         Executive  Vice  President of BMCA and USI since  December  1996.
  Vice President                                Mr. Rogers has been Executive Vice President and Chief Financial Officer of GAF, G-I Holdings and certain of its subsidiaries, Executive Vice
                                                President and Chief Financial Officer of ISP Holdings and Executive Vice
                                                President-Finance of ISP since December 1996. He was Senior Vice
                                                President of such corporations from November 1993 to December 1996, of
                                                BMCA and ISP Holdings from their formation to December 1996 and of USI from October 1995 to December 1996. Mr. Rogers has been a director of
                                                USI since October 1995. Mr. Rogers was Treasurer of BMCA from its formation until December 1994. Mr. Rogers has served as Treasurer of G-I
                                                Holdings, GAF and certain of its subsidiaries since March 1992 and was
                                                Vice President-Finance of such corporations from March 1992 to October
                                                1993. From August 1987 to March 1992, Mr. Rogers was Treasurer of
                                                Amphenol Corporation, a manufacturer of electronic connectors.


NAME AND POSITION HELD(1)              AGE      PRESENT PRINCIPAL OCCUPATION AND FIVE-YEAR EMPLOYMENT HISTORY
-------------------------              ---      -------------------------------------------------------------
Richard A. Weinberg ................    38    Mr.  Weinberg has been Senior Vice President and General  Counsel
 Senior Vice President and                      of BMCA since May 1996.  He has been  Senior Vice  President  and
  General Counsel                               General Counsel of GAF, G-I Holdings, ISP and certain of their respective subsidiaries since May 1996 and of ISP Holdings since its formation. He was Vice President and General Counsel of BMCA from
                                                September 1994 to May 1996, Vice President-Law of BMCA from May 1994 to
                                                September 1994 and Vice President-Law of GAFBMC from April 1993 to May
                                                1994. Mr. Weinberg was employed by Reliance Group Holdings Inc., a diversified insurance holding company, as Staff Counsel from October
                                                1987 to January 1990 and as Assistant Vice President and Corporate
                                                Counsel from January 1990 to April 1993.

Donald W. LaPalme ..................    60    Dr.  LaPalme has been Senior  Vice  President-Operations  of BMCA
 Senior Vice                                    and certain of its  subsidiaries  since  April 1996.  He was Vice
  President-Operations                          President-Operations of BMCA and certain of its subsidiaries from
                                                January 1994 to April 1996 and held the same position with GAFBMC from
                                                1987 to May 1994. From 1985 to 1987 he was plant manager and Director of
                                                Manufacturing Polymers of GFC's Calvert City, Kentucky manufacturing facility. From 1981 to 1984 he was Vice President of Manufacturing of
                                                GAF's Building Materials Division.

William C. Lang ....................    54    Mr.  Lang has been  Senior  Vice  President  and Chief  Financial
 Senior Vice President and                      Officer of BMCA since  April 1997.  He was Senior Vice  President
  Chief                                         Financial Officer and Chief Financial Officer of Duane Reade, a regional drug store chain, from 1993 to 1996. From 1990 to 1992, Mr. Lang was
                                                President and Chief Financial Officer of Furr's, Inc., a large supermarket chain.

Danny J. Adair .....................    53    Mr. Adair has been President and Chief Executive Officer of USI since 1982.
 President and Chief Executive
  Officer, U.S. Intec, Inc.

William W. Collins .................    47    Mr. Collins has been Senior Vice President-Marketing and Sales,
 Senior Vice President-                         Residential Roofing Products of BMCA since November 1997. He was Vice
  Marketing and Sales,                          President-Marketing and Sales, Commercial Roofing Products of BMCA from
  Residential Roofing                           March 1996 to November 1997, Vice President-Sales, Commercial of BMCA
  Products                                      from December 1995 to March 1996, Director of Insulation, Accessories
                                                and Cobra(R) Products of BMCA from February 1995 to December 1995 and
                                                Director of Special Projects of BMCA from July 1992 to February 1995.
                                                From February 1991 to July 1992, he was Vice President-Sales & Marketing
                                                of Berger Building Products, Incorporated.


NAME AND POSITION HELD(1)              AGE      PRESENT PRINCIPAL OCCUPATION AND FIVE-YEAR EMPLOYMENT HISTORY
-------------------------              ---      -------------------------------------------------------------
Robert Tafaro ......................    47    Mr. Tafaro has been Vice President-Marketing and Sales,
 Vice President-Marketing and                   Commercial Roofing Products of BMCA since November 1997. He was
  Sales, Commercial Roofing                     Vice President-Residential Marketing of BMCA from May 1997 to
  Products                                      November 1997, Director of Residential Marketing of BMCA from
                                                February 1997 to May 1997, Eastern Regional Sales Manager of BMCA from
                                                July 1993 to February 1997 and Field Sales Manager of BMCA from August
                                                1989 to July 1993.

---------------
 (1) Under BMCA's By-laws, each director and executive officer continues in office until BMCA's next annual meeting of stockholders and until his successor is elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and the four other most highly compensated executive officers of BMCA as of December 31, 1997.


                                                                                              LONG TERM
                                                                                            COMPENSATION
                                                ANNUAL COMPENSATION                         ------------
                                  -------------------------------------------------          SECURITIES
                                                                       OTHER ANNUAL      UNDERLYING SARS(S)/        ALL OTHER
NAME AND PRINCIPAL POSITION(6)    YEAR     SALARY       BONUS(1)       COMPENSATION         OPTIONS(O)(1)          COMPENSATION
------------------------------    ----     ------       --------       ------------      ------------------        ------------
Samuel J. Heyman .............    1997            (6)        (6)             (6)                         (6)               (6)
  Chairman and Chief              1996            (6)        (6)             (6)                         (6)               (6)
  Executive Officer               1995            (6)        (6)             (6)                         (6)               (6)

Sunil Kumar ..................    1997    $293,550      $256,238       $     0                   7,609(O)           $16,693(2)
  President and Chief             1996     274,500       165,000             0          2,190(O)/8,609(S)(7)         13,561(2)
  Operating Officer               1995     208,336(2)     60,000(2)     28,608(2)                9,201(S)             8,475(2)

Danny J. Adair ...............    1997    $216,686      $ 35,815       $     0                   2,637(O)           $11,286(3)
  President and Chief             1996     216,686        53,093             0                   1,550(O)             3,972(3)
  Executive Officer,              1995     216,686(3)     25,000             0                       0                3,953(3)
  U.S. Intec, Inc.

Donald W. LaPalme Senior .....    1997    $162,481      $ 55,601       $     0                   3,076(O)           $16,102(4)
  Vice President-                 1996     154,750        59,774             0                   1,200(O)            14,519(4)
  Operations                      1995     148,500        34,000             0                       0               14,381(4)

William W. Collins ...........    1997    $148,242      $ 57,497       $     0                   8,218(O)           $13,828(5)
  Senior Vice President-          1996     128,000        42,588             0                     900(O)            12,092(5)
  Marketing & Sales,              1995     110,071        20,000             0                       0                9,859(5)
  Residential Roofing
  Products

-------------
(1) Bonus amounts are payable pursuant to BMCA's Executive Incentive Compensation Program. The stock appreciation rights (S) relate to shares of GAF common stock. The options (O) relate to shares of redeemable convertible preferred stock of BMCA. See "Options/SARs."

(2) Included in "Other Annual Compensation" for Mr. Kumar are $19,897 in payment of moving related expenses and a "tax gross-up" of $8,711 in 1995. Included in "All Other Compensation" for Mr. Kumar are $11,450, $10,750 and $5,664, representing BMCA's contribution under the GAF Capital Accumulation Plan in 1997, 1996 and 1995, respectively; $3,280, $1,636 and $1,636 for premiums paid by BMCA for a life insurance policy in 1997, 1996 and 1995, respectively; and $1,963, $1,175 and $1,175 for the premiums paid by BMCA for a long-term disability policy in 1997, 1996 and 1995, respectively. Mr. Kumar commenced employment with the Company in February 1995.

                                             (Footnotes continued on next page)

(Footnotes continued from previous page)

(3) Included in "All Other Compensation" for Mr. Adair are: $3,244, $1,260 and $1,260 in 1997, 1996 and 1995, respectively, for premiums paid for a life insurance policy; $1,701, $2,212 and $2,193 for premiums paid on a long-term disability policy in 1997, 1996 and 1995, respectively; and $6,341, $500 and $500, representing the Company's contribution under the GAF Capital Accumulation Plan in 1997, 1996 and 1995, respectively. USI became a subsidiary of GAF in 1995.

(4) Included in these amounts for Dr. LaPalme are: $11,700, $11,000 and $11,000, representing BMCA's contribution under the GAF Capital Accumulation Plan in 1997, 1996 and 1995, respectively; $3,127,$2,754 and $2,646 for premiums paid by BMCA for a life insurance policy in 1997, 1996 and 1995, respectively; and $1,275, $765, $735 for premiums paid by BMCA for a long-term disability policy in 1997, 1996 and 1995, respectively.

(5) Included in these amounts for Mr. Collins are: $11,513, $10,633 and $9,859, representing BMCA's contribution under the GAF Capital Accumulation Plan in 1997, 1996 and 1995, respectively; $1,244 and $849 for the premiums paid by BMCA for a life insurance policy in 1997 and 1996, respectively; and $1,071 and $610 for the premiums paid by BMCA for a long-term disability policy in 1997 and 1996, respectively.

(6) The salaries and other compensation of Messrs. Heyman, Weinberg and Rogers are paid by ISP, an affiliate of BMCA. Mr. Heyman, Mr. Rogers and Mr. Weinberg render services to BMCA pursuant to a management agreement.
      No allocation of compensation for services to BMCA is made pursuant to such management agreement, except that BMCA reimbursed ISP $115,351 and $133,989 under the management agreement in respect of bonus amounts earned by Messrs. Rogers and Weinberg, respectively, for 1997 in connection with services performed by them for BMCA during such year. See
      Item 13, "Certain Relationships and Related Transactions--Management Agreement."

(7) Excluded are options to purchase redeemable convertible preferred stock of ISP Holdings. See Note (2) to the second table under "Options/SARs" below.

OPTIONS/SARS

     The following table summarizes options ("BMCA Preferred Options") to acquire BMCA's redeemable convertible preferred stock granted during 1997 to the executive officers named in the Summary Compensation Table above and the potential realizable value of BMCA Preferred Options held by such persons. No BMCA Preferred Options were exercised by such persons in 1997.


                 BMCA PREFERRED STOCK OPTION GRANTS IN 1997 (1)

                                                                               POTENTIAL REALIZABLE
                                                                                     VALUE AT
                                                                               ASSUMED ANNUAL RATES
                                                                                        OF
                                                                                    BOOK VALUE
                                NUMBER OF SECURITIES    % OF TOTAL OPTIONS         APPRECIATION
                                 UNDERLYING OPTIONS    GRANTED TO EMPLOYEES   ----------------------
                                      GRANTED             IN FISCAL 1997         5%            10%
                                --------------------   --------------------   -------       --------
Sunil Kumar ..................         7,609                   10.9%          $90,084       $328,506
Danny J. Adair ...............         2,637                    3.8            31,220        113,850
Donald W. LaPalme ............         3,076                    4.4            36,405        132,756
William W. Collins ...........         2,033                    2.9            24,066         87,761
                                       6,185                    8.8            67,920        247,680

----------------
 (1) The BMCA Preferred Options represent options to purchase shares of redeemable convertible preferred stock of BMCA (the "Preferred Stock"). Each share of Preferred Stock is convertible, at the holder's option, into shares of common stock of BMCA at a formula price based on Book Value (as defined in the option agreement) as of the date of grant. The BMCA Preferred Options vest over five years from the date of grant. Dividends will accrue on the Preferred Stock from the date of issuance at the rate of 8% per annum. The Preferred Stock is redeemable, at the Company's option, for a redemption price equal to the exercise price per share plus accrued and unpaid dividends. The common stock of BMCA issuable upon conversion of the Preferred Stock is subject to repurchase by the Company under certain circumstances at a price equal to current Book Value. The exercise price of the options is equal to the fair value per share of the Preferred Stock at the date of grant. The BMCA Preferred Options have no expiration date. The potential realizable values are calculated on the basis of a five-year period from the date of grant.


        BMCA PREFERRED STOCK OPTIONS/GAF STOCK APPRECIATION RIGHTS AND OPTIONS/SAR VALUES
                                    AT DECEMBER 31, 1997


                                            NUMBER OF SECURITIES
                                                 UNDERLYING                 VALUE OF UNEXERCISED
                                         UNEXERCISED BMCA PREFERRED      IN-THE-MONEY BMCA PREFERRED
                                          OPTIONS(O)/GAF SARs(S)(1)        OPTIONS(O)/GAF SARs(S)
                                                 AT 12/31/97                     AT 12/31/97
         NAME                             EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
         ----                            --------------------------      ---------------------------
  Sunil Kumar(2) .......................      3,680/14,130(S)               $42,669/$233,282(S)
                                                876/ 8,923(O)                12,342/  18,523(O)(3)
  Danny J. Adair .......................        620/ 3,567(O)                 8,740/  13,110(O)(3)
  Donald W. LaPalme ....................        480/ 3,796(O)                 6,767/  10,150(O)(3)
  William W. Collins ...................        360/ 8,758(O)                 5,075/   7,613(O)(3)

  ------------------
(1) The stock appreciation rights relating to GAF common stock ("GAF SARs") represent the right to receive a cash payment based upon the appreciation in value of the specified number of shares of common stock of GAF over the determined initial book value per share of common stock of GAF (adjusted for the Separation Transactions) and interest on such book value at a specified rate. The GAF SARs vest over a five-year period, subject toearlier vesting under certain circumstances, including in connection with a change of control, and have no expiration date.

(2) Excluded are options to purchase 24,095 shares of redeemable convertible preferred stock of ISP Holdings ("ISP Holdings Options") held by Mr. Kumar, none of which were exercisable, and all of which were in-the-money and had a value of $240,727 at December 31, 1997. Also excluded are 9,201 stock appreciation rights relating to ISP Holdings common stock ("ISP Holdings SARs") held by Mr. Kumar, 3,680 of which were exercisable, in-the-money and had a value of $345,867 at December 31, 1997 and 5,521 of which were unexercisable, in-the-money and had a value of $518,801 at December 31, 1997. The ISP Holdings SARs are on substantially the same terms as the GAF SARs described in Note (1) above.

(3) Options for 2,190, 1,550, 1,200 and 900 shares of Preferred Stock were in-the-money for Messrs. Kumar, Adair, LaPalme and Collins, respectively, at December 31, 1997.

COMPENSATION OF DIRECTORS

     The directors of BMCA do not receive any compensation for their services as such.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the outstanding common stock of BMCA (the "Common Stock") is owned of record by GAFBMC. All of the outstanding common stock of GAFBMC is owned of record by G Industries, which is 100% owned of record by G-I Holdings, which in turn is 100% owned of record by GAF.

     The following table sets forth information with respect to the ownership of Common Stock, as of March 20, 1998, by each other person known to BMCA to own beneficially more than 5% of the Common Stock outstanding on that date, by each executive officer and director of BMCA and by all executive officers and directors of BMCA as a group:


                                                           AMOUNT AND
                                                            NATURE OF                            PERCENT OF
                           NAME AND ADDRESS OF             BENEFICIAL         PERCENT OF        TOTAL VOTING
TITLE OF CLASS              BENEFICIAL OWNER                OWNERSHIP           CLASS              POWER
--------------             -------------------             ----------         ----------        ------------
Common Stock            Samuel J. Heyman                    1,000,010           100%(1)            100%(1)
                          1361 Alps Road
                          Wayne, New Jersey 07470

                        All directors and executive
                          officers of BMCA
                          as a group (9 persons)            1,000,010           100%(1)            100%(1)

----------------
(1) The number of shares shown as being beneficially owned by Mr. Heyman and by all directors and executive officers of the Company as a group attributes ownership of GAFBMC's shares to Mr. Heyman. As of March 20, 1998, Mr. Heyman beneficially owned approximately 96% of the capital stock of GAF.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

     Pursuant to a management agreement (the "Management Agreement") which expires December 31, 1998, ISP (which is controlled by BMCA's Chief Executive Officer, Samuel J. Heyman) provides certain general management, administrative, legal, telecommunications, information and facilities services to the Company (including the use of BMCA's headquarters in Wayne, New Jersey). Charges to BMCA by ISP for providing such services aggregated $4.8 million in 1997. Such charges consist of management fees and other reimbursable expenses attributable to, or incurred by ISP for the benefit of, the Company, which are based on an estimate of the costs ISP incurs to provide such services. Effective January 1, 1998, the term of the Management Agreement was extended through the end of 1998, and the management fees payable thereunder were adjusted, including an adjustment to reflect the direct payment by BMCA of the costs for certain services rendered by third parties that were previously included in the management fees payable to ISP. The Company and ISP further modified the agreement to allocate a portion of the management fees payable by BMCA under the Management Agreement to separate lease payments for the use of BMCA's headquarters. Based on the services provided by ISP in 1997 under the Management Agreement, after taking into account the modifications to the agreement described above, the aggregate amount payable by the Company to ISP under the Management Agreement for 1998 is expected to be approximately $4.7 million. BMCA also expects to pay directly certain third party costs, which aggregated approximately $0.4 million in 1997, that were previously included in the management fees. In addition, BMCA currently anticipates that in 1998 it will require additional space for its headquarters and will pay additional rent based on the square footage to be occupied. Certain of BMCA's executive officers receive their compensation from ISP, with ISP being indirectly reimbursed therefor by virtue of the management fee and other reimbursable expenses payable under the management agreement.

     As of January 1, 1997, BMCA and GFC entered into a management agreement under which BMCA provides certain general management, administrative and financial services to GFC. Under the management agreement which was renewed for 1998 and expires December 31, 1998, GFC is obligated to pay BMCA an annual management fee of $1,000,000.

     Due to the unique nature of the services provided under the management agreements, comparisons with third party arrangements are difficult. However, BMCA believes that the terms of each of the management agreements taken as a whole are no less favorable to BMCA than could be obtained from an unaffiliated third party.

CERTAIN PURCHASES

     BMCA purchases from ISP all of its colored mineral granules requirements, except for the requirements of its California roofing plant, under a requirements contract which was renewed for one year, effective as of January 1, 1998, and is subject to annual renewal unless terminated by BMCA or ISP. In December 1995, USI commenced purchasing substantially all of its requirements for colored roofing granules from ISP (except for the requirements of its Stockton, California and Corvallis, Oregon plants which are supplied by a third party) pursuant to a supply contract. In 1997, BMCA and USI purchased in the aggregate approximately $51.1 million of mineral products from ISP.

     As part of the Separation Transactions, the Company transferred to GFC its Nashville, Tennessee facility, which manufactures a significant portion of the Company's glass fiber requirements, and entered into a supply contract with GFC under which GFC produces glass fiber for the Company on terms which the Company believes are at least as favorable to the Company as could be obtained from an unaffiliated third party. In 1997, the Company purchased approximately $24.5 million of glass fiber from GFC.

TAX SHARING AGREEMENT

     BMCA and its subsidiaries have entered into a tax sharing agreement dated January 31, 1994 with GAF and G-I Holdings with respect to the payment of federal income taxes and certain related matters (the "Tax Sharing Agreement"). During the term of the Tax Sharing Agreement, which shall be effective for the period during which BMCA or any of its domestic subsidiaries is included in a consolidated federal income tax return filed by GAF, BMCA is obligated to pay G-I Holdings an amount equal to those federal income taxes BMCA would have incurred if BMCA (on behalf of itself and its domestic subsidiaries) filed its own federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by BMCA to G-I Holdings in future years, but cannot be carried back. Were BMCA to leave the GAF consolidated tax group (the "GAF Group"), it would be required to pay to G-I Holdings the value of any tax attributes it would succeed to under the consolidated return regulations to the extent such attributes reduced the amounts otherwise payable by BMCA under the Tax Sharing Agreement. Under certain circumstances, the provisions of the Tax Sharing Agreement could result in BMCA having a greater liability thereunder than it would have had if it (and its domestic subsidiaries) had filed its own separate federal income tax return. Under the Tax Sharing Agreement, BMCA and each of its domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of GAF or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to the business or assets of BMCA or any domestic subsidiary of BMCA. Although, as a member of the GAF Group, BMCA is severally liable for all federal income tax liabilities of the GAF Group, including tax liabilities not related to the business of BMCA, G-I Holdings and GAF have agreed to indemnify BMCA and its subsidiaries for all tax liabilities of the GAF Group other than tax liabilities (i) arising from the operations of BMCA and its domestic subsidiaries and (ii) for tax years pre-dating the Tax Sharing Agreement that relate to the business or assets of BMCA and its domestic subsidiaries. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, GAF makes all decisions with respect to all matters relating to taxes of the GAF Group. The provisions of the Tax Sharing Agreement take into account both the federal income taxes BMCA would have incurred if it filed its own separate federal income tax return and the fact that BMCA is a member of the GAF Group for federal income tax purposes.

INTERCOMPANY BORROWINGS

     BMCA makes loans to, and borrows from, G-I Holdings and its subsidiaries from time to time at prevailing market rates (between 5.85% and 5.95% per annum during 1997). The highest amount of loans made by BMCA to G-I Holdings during 1997 was $6.2 million, and no loans were made to BMCA by G-I Holdings and its subsidiaries during 1997. As of December 31, 1997, $6.2 million in loans were owed to BMCA by G-I Holdings, at a weighted average interest rate of 5.95%, and no loans were owed by BMCA to affiliates. In addition, BMCA makes non-interest bearing advances to affiliates, of which $41.7 million were outstanding at December 31, 1997.

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

     (a)(1) Financial Statements: See Index on page F-1.

     (a)(2) Financial Statement Schedules: See Index on page F-1.

     (a)(3) Exhibits:

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
 3.1      --Certificate of Incorporation of BMCA, as amended.

 3.2      --By-laws of BMCA (incorporated by reference to Exhibit 3.2 to BMCA's
            Registration Statement on Form S-4 (Registration No. 33-81808) (the "Deferred Coupon Note Registration Statement")).

 4.1      --Indenture, dated as of December 9, 1996, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-20859) (the "Senior Notes Registration Statement")).

 4.2      --Indenture, dated as of June 30, 1994, between BMCA and The Bank of
            New York, as trustee (incorporated by reference to Exhibit 4.1 to the Deferred Coupon Note Registration Statement).

 4.3      --Indenture, dated as of October 20, 1997, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration
            No. 333-41531) (the "8% Notes Registration Statement")).

10.1      --Management Agreement, dated as of March 3, 1992 ("Management
            Agreement"), among GAF, G-I Holdings, G Industries, ISP, GAFBMC and GAF Broadcasting Company, Inc. (incorporated by reference to Exhibit
            10.9 to the Registration Statement on Form S-4 of G-I Holdings (Registration No. 33-72220)).

10.2      --Amendment No. 1, dated as of January 1, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.10 to G-I Holdings' Annual Report on Form 10-K for the year ended December 31,
            1993).

10.3      --Amendment No. 2, dated as of May 31, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.1 to G-I Holdings' Quarterly Report on Form 10-Q for the quarter ended July 3, 1994)).

10.4      --Amendment No. 3, dated as of December 31, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.4 to ISP's Annual Report on Form 10-K for the year ended December 31, 1994).

10.5      --Amendment No. 4, dated as of December 31, 1995, to the Management
            Agreement (incorporated by reference to Exhibit 10.6 to G-I Holdings' Registration Statement on Form S-4 (Registration No. 333-2436)).

10.6      --Amendment No. 5, dated as of October 18, 1996, to the Management
            Agreement (incorporated by reference to Exhibit 10.6 to ISP Holdings' Registration Statement on Form S-4 (Registration No. 333-17827)).

10.7      --Amendment No. 6, dated as of January 1, 1997, to the Management
            Agreement (incorporated by reference to Exhibit 10.8 to the Senior Notes Registration Statement).

10.8      --Amendment No. 7, dated as of December 31, 1997, to the Management
            Agreement (incorporated by reference to Exhibit 10.10 to the 8% Notes Registration Statement).

10.9      --Amendment No. 8, dated as of January 1, 1998, to the Management
            Agreement (incorporated by reference to Exhibit 10.11 to the 8% Notes Registration Statement).

10.10     --Tax Sharing Agreement, dated as of January 31, 1994, among GAF, G-I
            Holdings and BMCA (incorporated by reference to Exhibit 10.6 to the Deferred Coupon Note Registration Statement).

10.11     --Form of Option Agreement relating to Series A Cumulative Redeemable
            Convertible Preferred Stock (incorporated by reference to Exhibit
            10.9 to BMCA's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K")).*

10.12     --Forms of Amendment to Option Agreement relating to Series A
            Cumulative Redeemable Convertible Preferred Stock.*

10.13     --Form of Option Agreement relating to Series A Cumulative Redeemable
            Convertible Preferred Stock.*

10.14     --Reorganization Agreement, dated as of January 31, 1994, among
            GAFBMC, G-I Holdings and BMCA (incorporated by reference to Exhibit
            10.9 to the Deferred Coupon Note Registration Statement).

10.15     --Stock Appreciation Right Agreement, dated January 1, 1997, between
            GAF Corporation and Sunil Kumar (incorporated by reference to
            Exhibit 10.11 to the 1996 Form 10-K).*

10.16     --Amended and Restated Stock Appreciation Right Agreement, dated
            January 1, 1997, between GAF Corporation and Sunil Kumar (incorporated by reference to Exhibit 10.12 to the 1996 Form 10-K).*

21        --Subsidiaries of BMCA.

27        --Financial Data Schedule for fiscal year 1997, which is submitted electronically to the Securities and Exchange Commission for information only.

-------------
*Management and/or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BUILDING MATERIALS CORPORATION OF AMERICA

                                                   /s/ JAMES P. ROGERS
                                        By ____________________________________
                                                      JAMES P. ROGERS
                                                 EXECUTIVE VICE PRESIDENT

Date: March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURE                               TITLE                           DATE
            ---------                               -----                           ----


    /s/ SAMUEL J. HEYMAN
---------------------------------     Chairman, Chief Executive                 March 30, 1998
        SAMUEL J. HEYMAN                Officer and Director (Principal
                                        Executive Officer)

       /s/ SUNIL KUMAR
---------------------------------     President, Chief Operating Officer        March 30, 1998
          SUNIL KUMAR                   and Director

      /s/ JAMES P. ROGERS
---------------------------------     Executive Vice President and              March 30, 1998
        JAMES P. ROGERS                 Director

     /s/ WILLIAM C. LANG
---------------------------------     Senior Vice President and Chief           March 30, 1998
        WILLIAM C. LANG                 Financial Officer (Principal
                                        Financial and Accounting
                                        Officer)


                                  BUILDING MATERIALS CORPORATION OF AMERICA

                                                   FORM 10-K

                               INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS, CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                          PAGE
                                                                                                          ----
Management's Discussion and Analysis of Financial Condition and Results of Operations ...................  F-2

Selected Financial Data .................................................................................  F-6

Report of Independent Public Accountants ................................................................  F-7

Consolidated Statements of Income for the three years ended December 31, 1997 ...........................  F-8

Consolidated Balance Sheets as of December 31, 1996 and 1997 ............................................  F-9

Consolidated Statements of Cash Flows for the three years ended December 31, 1997 .......................  F-10

Consolidated Statements of Stockholder's Equity (Deficit) for the three years ended December 31, 1997 ...  F-12

Notes to Consolidated Financial Statements ..............................................................  F-13

Supplementary Data (Unaudited):
  Quarterly Financial Data (Unaudited) ..................................................................  F-27



                                                      SCHEDULES

Consolidated Financial Statement Schedules:

  Schedule II--Valuation and Qualifying Accounts ........................................................  S-1


                    BUILDING MATERIALS CORPORATION OF AMERICA

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Building Materials Corporation of America (the "Company"), an indirect subsidiary of GAF Corporation ("GAF") and G-I Holdings Inc. ("G-I Holdings"), was formed in January 1994 to acquire the operating assets and certain liabilities of GAF Building Materials Corporation ("GAFBMC"), the Company's parent. As a result of the Separation Transactions consummated on January 1, 1997, U.S. Intec, Inc. ("USI") became a subsidiary of the Company through a capital contribution to the Company by G-I Holdings. See Note 1 to Consolidated Financial Statements. Accordingly, the Company's historical consolidated financial statements include USI's results of operations from the date of its acquisition by G-I Holdings (October 20, 1995), including sales of $21.8 and $99.0 million for the years ended December 31, 1995 and 1996, respectively, and net income (loss) of $(0.5) and $1.3 million, respectively. The Separation Transactions also included transferring the Company's glass fiber manufacturing facility in Nashville, Tennessee (and certain related assets and liabilities) to GAF Fiberglass Corporation ("GFC") and a contribution by G-I Holdings to the Company in December 1996 of $82.5 million in cash and short-term investments. In that connection, GFC entered into a long-term supply agreement with the Company under which GFC has agreed to produce glass fiber for the Company. See Note 11 to Consolidated Financial Statements.

RESULTS OF OPERATIONS

  1997 Compared With 1996

     The Company recorded net income in 1997 of $26.1 million compared with net income of $17.1 million in 1996. The 53% increase in net income was attributable to higher operating and other income, net, partially offset by higher interest expense.

     Net sales for 1997 increased $92.7 million (11%) to $944.6 million compared with $852.0 million in 1996. The sales growth reflected increased unit volumes of both residential and commercial roofing products, as well as the sales of the Leatherback Industries business ($30.2 million), which was acquired in March 1997.

     Gross profit margin increased to 27.3% in 1997 compared with 27.0% in 1996, resulting primarily from lower manufacturing costs and improved product mix. Selling, general and administrative expenses increased 11% to $185.7 million in 1997 from $166.7 million in 1996, primarily reflecting increased costs of distribution. Selling, general and administrative expenses as a percentage of net sales increased slightly from 19.6% in 1996 to 19.7% in 1997.

     Operating income in 1997 was $70.1 million, an increase of $8.7 million (14%) compared with $61.4 million in 1996. The increase in operating income was attributable to the higher sales levels and improved margins.

     Interest expense was $42.8 million in 1997 compared with $32.0 million in 1996 due to higher debt levels, primarily resulting from the issuance in December 1996 of $100 million in aggregate principal amount at maturity of 8 5/8% Senior Notes due 2006 (the "8 5/8% Notes") and the issuance in October 1997 of $100 million in aggregate principal amount at maturity of 8% Senior Notes due 2007 (the "8% Notes").

     Other income, net, was $15.5 million in 1997 compared with other expense, net, of $1.5 million in 1996. The improvement was due principally to higher investment income (up $20.0 million), partially offset by a $3.0 million provision for estimated obligations related to product warranty claims for a discontinued product.

  1996 Compared With 1995

     The Company recorded net income in 1996 of $17.1 million compared with net income of $10.1 million in 1995. The 69% increase in net income was attributable to higher operating income and lower other expense, net, partially offset by higher interest expense.

     Net sales for 1996 increased $164.8 million (24%) to $852.0 million compared with $687.2 million in 1995. The sales growth reflected a 13% increase in sales for the Company (excluding the effect of USI sales) due to increased unit volumes of both residential and commercial roofing products and higher average residential selling prices, and also reflected USI sales of $99.0 million for the full year 1996 compared with $21.8 million for the period in 1995 after the date of acquisition.

     Gross profit margin improved to 27.0% in 1996 from 26.4% in 1995, resulting primarily from higher average residential selling prices, partially offset by higher raw materials costs. Selling, general and administrative expenses increased 24% to $166.7 million in 1996 from $134.1 million in 1995, primarily reflecting higher distribution and selling costs to support the increased level of sales, and also reflecting $13.0 million higher expenses as a result of the inclusion of USI for the full year 1996. Selling, general and administrative expenses as a percentage of net sales increased slightly from 19.5% in 1995 to 19.6% in 1996.

     Operating income in 1996 was $61.4 million, an increase of $15.5 million (34%) compared with $45.9 million in 1995. The higher operating income was attributable to the increased sales and improved gross profit margins and included $4.3 million operating income from USI.

     Interest expense was $32.0 million in 1996 compared with $24.8 million in 1995, principally reflecting higher debt levels. Other expense, net, decreased to $1.5 million in 1996 from $4.5 million in 1995. The improvement was primarily attributable to higher investment income (up $4.8 million) partially offset by increased expenses related to the sale of the Company's receivables (up $0.6 million) and certain litigation costs.

LIQUIDITY AND FINANCIAL CONDITION

     The Company used $10.3 million of cash for operations during 1997, reinvested $77.7 million for capital programs and acquisitions, and invested $43.5 million for net purchases of available-for-sale and held-to-maturity securities, for a net cash outflow of $131.5 million before financing activities. Cash used in operations included a cash outflow of $68.1 million for net purchases of trading securities and a $39.1 million outflow for related party transactions (see Note 11 to Consolidated Financial Statements).

     Cash generated from a decrease in working capital totaled $17.9 million during 1997. This amount primarily reflected a decrease in receivables of $7.8 million, a decrease in inventories of $8.0 million and a $5.1 million increase in payables and accrued liabilities.

     The Company generated $19.9 million from financing activities in 1997. On October 20, 1997, the Company issued $100 million principal amount at maturity of the 8% Notes. Financing activities also included $34.0 million of borrowings under the Company's bank revolving credit facility and $26.9 million of short-term borrowings. The above cash flows were mostly offset by $91.0 million of distributions to the Company's parent, $35.3 million of repayments related to the Company's receivables financing program, a $6.2 million loan to the Company's parent, and $3.5 million in repayments of long-term debt.

     As a result of the foregoing factors, cash and cash equivalents decreased by $111.6 million during 1997 to $12.9 million (excluding $243.3 million of trading, available-for-sale and held-to-maturity securities and other short-term investments).

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

     The Company's bank credit facilities were replaced on August 29, 1997 with a new three-year, $75 million facility (the "Credit Agreement"). The terms of the Credit Agreement provide for a $75 million unsecured revolving credit facility, the full amount of which is available for letters of credit, provided that total borrowings and outstanding letters of credit may not exceed $75 million in the aggregate. As of December 31, 1997, $30.9 million of letters of credit were outstanding and $34.0 million had been borrowed under the Credit Agreement. Under the terms of the

Credit Agreement, the Company is subject to certain financial covenants, including interest coverage and leverage ratios, and dividends and other restricted payments are limited. The Company was in compliance with such covenants as of December 31, 1997.

     Additional borrowings by the Company are subject to certain covenants contained in the indentures relating to the Company's 11 3/4% Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes"), the 8 5/8% Notes, the 8% Notes and the Credit Agreement.

     The objectives of the Company in utilizing interest rate swap agreements ("swaps") are to lower funding costs, diversify sources of funding and manage interest rate exposure. As of December 31, 1997, the Company had swaps outstanding which have a remaining aggregate ending notional principal amount of $60.0 million and a final maturity of July 1, 1999. By utilizing swaps, the Company reduced its interest expense by $1.5, $2.2 and $2.0 million in 1995, 1996 and 1997, respectively. See Note 9 to Consolidated Financial Statements.

     See Note 9 to Consolidated Financial Statements for further information regarding the debt instruments of the Company.

     Upon its formation on January 31, 1994, the Company assumed the first $204.4 million of GAFBMC's liabilities relating to then-pending cases and previously settled asbestos-related bodily injury cases, all of which were paid as of March 30, 1997. Accordingly, as of January 31, 1994, the Company's stockholder's equity reflected a charge of $124.7 million, representing the Company's assumption of the aforementioned asbestos liabilities net of a corresponding income tax benefit. At December 31, 1997, the Company had total outstanding consolidated indebtedness of $586.2 million, of which $3.8 million matures prior to December 31, 1998, and stockholder's equity of $83.0 million. The Company anticipates funding such obligations from its cash and investments, operations and/or borrowings (which may include borrowings from affiliates). See
Item 3, "Legal Proceedings" for further information regarding asbestos-related matters.

     In March 1993, the Company sold its trade accounts receivable ("receivables") to a trust, without recourse, pursuant to an agreement which provided for a maximum of $75 million in cash to be made available to the Company based on eligible receivables outstanding from time to time. In November 1996, the Company repurchased the receivables sold pursuant to the 1993 agreement and sold them to a special purpose subsidiary of the Company, BMCA Receivables Corporation, without recourse, which in turn sold them to a new trust, without recourse, pursuant to new agreements. The new agreements provide for a maximum of $115 million in cash to be made available to the Company based on eligible receivables outstanding from time to time. This facility expires in December 2001.

     The Company makes loans to, and borrows from, G-I Holdings and its subsidiaries at prevailing market rates. As of December 31, 1997, loans in the amount of $6.2 million were owed to the Company by G-I Holdings and no loans were owed by the Company to affiliates. In addition, the Company makes non-interest bearing advances to affiliates, of which $41.7 million were outstanding at December 31, 1997.

     The parent corporations of the Company are essentially holding companies without independent businesses or operations and, as such, are presently dependent upon the cash flows of their subsidiaries, principally the Company, in order to satisfy their obligations, including asbestos-related claims and certain potential tax liabilities including tax liabilities relating to Rhone-Poulenc Surfactants & Specialties, L.P., a Delaware limited partnership which operates, among other businesses, GFC's former surfactants chemicals business. The parent corporations of the Company are GAF, G-I Holdings, G Industries Corp. and GAFBMC, and, except for the Company, the only significant asset of such parent corporations is GFC. GAF has advised the Company that it expects to obtain funds to satisfy such obligations from, among other things, dividends and loans from subsidiaries (principally the Company) and from payments pursuant to the Tax Sharing Agreement between GAF and the Company. The indentures relating to the 8 5/8% Notes, the 8% Notes, the Deferred Coupon
Notes and the Credit Agreement contain restrictions on the amount of dividends, loans and other restricted payments (as defined therein) which may be paid by the Company. As of December 31, 1997, after giving effect to the most restrictive of the aforementioned restrictions, the Company could have paid dividends and other restricted payments of up to $17.0 million. The Company does not believe that the dependence of its parent corporations on the cash flows of their subsidiaries should have a material adverse effect on the operations, liquidity or capital resources of the Company. For further information, see Notes 3, 5, 9, 11 and 12 to Consolidated Financial Statements.

     The Company believes that it will have access to working capital or other assets sufficient to meet its capital and operating needs for the foreseeable future. The Company intends to use a substantial amount of the net proceeds from the issuance of the 8% Notes to fund the cost of its capital expenditure programs.

     The Company does not believe that inflation has had an effect on its results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

     The Company has significantly upgraded its information systems capabilities and is in the process of finalizing the roll-out of an interactive network connecting all of its locations. The Company is addressing its "Year 2000" compliance issues in conjunction with this initiative. The Company does not believe that the costs of addressing or the impact of the Company's Year 2000 compliance issues will have a material adverse effect on the operations, liquidity or capital resources of the Company. At this time, the Company has no information concerning the impact of Year 2000 issues on its suppliers and customers.


                                   *  *  *


FORWARD-LOOKING STATEMENTS

     The discussions in this Annual Report on Form 10-K contain both historical information and forward-looking statements. Although the Company believes that any such forward-looking statements are based on reasonable assumptions, these statements involve uncertainties that affect, among other things, the Company's operations, markets, products, services and prices. These uncertainties include economic, competitive, governmental and technological factors. Forward-looking statements contained herein are not historical facts, but only predictions. No assurances can be given that projected results or events will be achieved.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                             SELECTED FINANCIAL DATA

     Set forth below are selected consolidated financial data of the Company. The historical financial information gives effect to the formation of the Company as if it had occurred on January 1, 1993 and the Company's financial statements have been prepared on a basis which retroactively reflects the formation of the Company at the beginning of the periods presented, except that the Company's assumption of the first $204.4 million of liability relating to pending and previously settled asbestos-related bodily injury cases and related income tax benefits of $79.7 million have been reflected as a charge of $124.7 million to stockholder's equity upon the Company's formation as of January 31, 1994. As of January 1, 1997, USI became a subsidiary of the Company through a capital contribution to the Company by G-I Holdings. Accordingly, the Company's historical consolidated financial statements include USI's results of operations from the date of its acquisition by G-I Holdings (October 20, 1995), including sales of $21.8 and $99.0 million for the years ended December 31, 1995 and 1996, respectively, and net income (loss) of $(0.5) and $1.3 million, respectively. See Note 1 to Consolidated Financial Statements. The results for the year 1997 include the results of the Leatherback Industries business from its date of acquisition (March 14, 1997), including sales of $30.2 million.


                                                                       YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------
                                                         1993       1994        1995         1996         1997
                                                        ------     ------      ------       ------       ------
                                                                             (MILLIONS)

Operating Data:
  Net sales ........................................   $559.2      $593.1      $687.2       $852.0       $944.6
  Operating income .................................     41.5        44.7        45.9         61.4         70.1
  Interest expense .................................      2.0        13.1        24.8         32.0         42.8
  Income before income taxes .......................     33.0        27.8        16.5         27.9         42.8
  Net income .......................................     20.4        16.7        10.1         17.1         26.1


                                                                            DECEMBER 31,
                                                        -------------------------------------------------------
                                                         1993       1994        1995         1996         1997
                                                        ------     ------      ------       ------       ------
                                                                             (MILLIONS)
Balance Sheet Data:
  Total working capital ............................   $  4.8      $ 36.2      $ 54.6       $247.3       $284.8
  Total assets .....................................    259.4       452.3       559.3        701.6        807.3
  Long-term debt less current maturities ...........     38.7       229.2       310.3        405.7        555.4
  Stockholder's equity (deficit) ...................     85.9       (28.9)       15.8        143.2         83.0


                                                                       YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------
                                                         1993       1994        1995         1996         1997
                                                        ------     ------      ------       ------       ------
                                                                             (MILLIONS)
Other Data:
  Depreciation .....................................   $ 14.5      $ 16.8      $ 20.3       $ 23.9       $ 22.9
  Goodwill amortization ............................      0.6         1.1         1.2          1.7          1.9
  Capital expenditures and acquisitions ............     19.0        54.3        54.1         25.6         77.7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Building Materials Corporation of America:

     We have audited the accompanying consolidated balance sheets of Building Materials Corporation of America (a Delaware corporation and a wholly-owned subsidiary of GAF Building Materials Corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above, appearing on pages F-8 to F-26 of this Form 10-K, present fairly, in all material respects, the financial position of Building Materials Corporation of America and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

Roseland, New Jersey
February 20, 1998

                    BUILDING MATERIALS CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME

                                                    YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                1995         1996        1997
                                              --------     --------    --------
                                                          (THOUSANDS)

Net sales ..................................  $687,184     $851,967    $944,629
                                              --------     --------    --------
Costs and expenses:
  Cost of products sold ....................   506,012      622,234     686,992
  Selling, general and administrative ......   134,145      166,706     185,653
  Goodwill amortization ....................     1,170        1,664       1,891
                                              --------     --------    --------
    Total costs and expenses ...............   641,327      790,604     874,536
                                              --------     --------    --------
Operating income ...........................    45,857       61,363      70,093
Interest expense ...........................   (24,822)     (32,044)    (42,784)
Other income (expense), net ................    (4,486)      (1,455)     15,462
                                              --------     --------    --------
Income before income taxes .................    16,549       27,864      42,771
Income taxes ...............................    (6,450)     (10,809)    (16,680)
                                              --------     --------    --------
Net income .................................  $ 10,099     $ 17,055    $ 26,091
                                              ========     ========    ========


















           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                           CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                       -----------------------
                                                                                         1996            1997
                                                                                       --------        -------
                                                                                             (THOUSANDS)
                                     ASSETS

 Current Assets:
   Cash and cash equivalents ........................................................  $124,560        $ 12,921
   Investments in trading securities ................................................     1,065          62,059
   Investments in available-for-sale securities .....................................    82,016         161,290
   Investments in held-to-maturity securities .......................................     7,169             499
   Other short-term investments .....................................................    15,944          19,488
   Accounts receivable, trade, less reserve of $1,974 and $2,752, respectively ......     9,870          13,643
   Accounts receivable, other .......................................................    23,235          50,839
   Receivable from related parties, net .............................................       --            5,151
   Loan receivable from related party ...............................................       --            6,152
   Inventories ......................................................................    77,196          72,254
   Other current assets .............................................................     3,751           6,243
                                                                                       --------        --------
     Total Current Assets ...........................................................   344,806         410,539
 Property, plant and equipment, net .................................................   220,500         241,946
 Excess of cost over net assets of businesses acquired, net of
   accumulated amortization of $6,889 and $8,780, respectively ......................    60,469          70,046
 Deferred income tax benefits .......................................................    59,053          35,981
 Receivable from related parties ....................................................       --           31,661
 Other assets .......................................................................    16,755          17,113
                                                                                       --------        --------
 Total Assets .......................................................................  $701,583        $807,286
                                                                                       ========        ========
                      LIABILITIES AND STOCKHOLDER'S EQUITY

 Current Liabilities:

   Short-term debt ..................................................................  $    --         $ 26,944
   Current maturities of long-term debt .............................................     3,412           3,801
   Accounts payable .................................................................    47,879          55,642
   Payable to related parties, net ..................................................     2,287             --
   Accrued liabilities ..............................................................    27,938          26,298
   Reserve for asbestos claims ......................................................     3,062             --
   Reserve for product warranty claims ..............................................    12,914          13,100
                                                                                       --------        --------
     Total Current Liabilities ......................................................    97,492         125,785
                                                                                       --------        --------
 Long-term debt less current maturities .............................................   405,690         555,446
                                                                                       --------        --------
 Reserve for product warranty claims ................................................    30,755          23,881
                                                                                       --------        --------
 Other liabilities ..................................................................    24,409          19,175
                                                                                       --------        --------
 Commitments and Contingencies
 Stockholder's Equity:
   Series A Cumulative Redeemable Convertible Preferred Stock, $.01 par value
     per share; 100,000 shares authorized; no shares issued .........................       --              --
   Common Stock, $.001 par value per share; 1,050,000 shares authorized;
     1,000,010 shares issued and outstanding                                                  1               1
   Additional paid-in capital .......................................................   182,699          86,910
   Accumulated deficit ..............................................................   (40,174)        (14,083)
   Unrealized gains on available-for-sale securities, net of tax effect, and other ..       711          10,171
                                                                                       --------        --------
 Stockholder's Equity ...............................................................   143,237          82,999
                                                                                       --------        --------
 Total Liabilities and Stockholder's Equity .........................................  $701,583        $807,286
                                                                                       ========        ========

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                     BUILDING MATERIALS CORPORATION OF AMERICA

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------
                                                                            1995           1996          1997
                                                                          --------       --------      --------
                                                                                       (THOUSANDS)

  Cash and cash equivalents, beginning of year ........................   $ 29,015       $ 45,989      $124,560
                                                                          --------       --------      --------
  Cash provided by (used in) operating activities:
   Net income .........................................................     10,099         17,055        26,091
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation .....................................................     20,252         23,857        22,936
     Goodwill amortization ............................................      1,170          1,664         1,891
     Deferred income taxes ............................................      6,250         10,609        16,481
     Noncash interest charges .........................................     21,432         23,718        27,222
   (Increase) decrease in working capital items .......................     (8,050)       (14,905)       17,859
   Purchases of trading securities ....................................        --         (33,824)     (123,483)
   Proceeds from sales of trading securities ..........................        --          30,394        55,378
   (Increase) decrease in other assets ................................      1,924         (1,711)        1,773
   Decrease in other liabilities ......................................     (4,502)        (4,158)       (9,356)
   Change in net receivable from/payable to related parties ...........      1,939           (341)      (39,099)
   Other, net .........................................................        112            787        (8,001)
                                                                          --------       --------      --------
  Net cash provided by (used in) operating activities .................     50,626         53,145       (10,308)
                                                                          --------       --------      --------
  Cash provided by (used in) investing activities:
   Capital expenditures and acquisitions ..............................    (54,111)       (25,629)      (77,705)
   Purchases of available-for-sale securities .........................    (45,706)      (139,355)     (223,804)
   Purchases of held-to-maturity securities ...........................        --             --         (4,591)
   Purchases of other short-term investments ..........................     (2,069)          (660)          --
   Proceeds from sales of available-for-sale securities ...............      8,416        101,095       173,547
   Proceeds from held-to-maturity securities ..........................        --             --         11,361
                                                                          --------      ---------      --------
  Net cash used in investing activities ...............................    (93,470)       (64,549)     (121,192)
                                                                          --------      ---------      --------
  Cash provided by (used in) financing activities:
   Proceeds (repayments) from sale of accounts receivable .............      7,919          8,015       (35,332)
   Increase in short-term debt                                                 --             --         26,944
   (Increase) decrease in loans receivable from related party .........     23,633            --         (6,152)
   Proceeds from issuance of debt .....................................     40,002         99,502        99,916
   Increase in borrowings under revolving credit facility .............        --             --         34,000
   Repayments of long-term debt .......................................    (10,440)       (34,856)       (3,521)
   Decrease in restricted cash ........................................     24,484            --            --
   Capital contribution from (distribution to) parent company .........     34,312         86,077       (91,000)
   Payments of asbestos claims ........................................    (59,795)       (66,224)       (3,062)
   Financing fees and expenses ........................................       (297)        (2,539)       (1,932)
                                                                          --------       --------      --------
  Net cash provided by financing activities ...........................     59,818         89,975        19,861
                                                                          --------       --------      --------
  Net change in cash and cash equivalents .............................     16,974         78,571      (111,639)
                                                                          --------       --------      --------
  Cash and cash equivalents, end of year ..............................   $ 45,989       $124,560      $ 12,921
                                                                          ========       ========      ========

                                  BUILDING MATERIALS CORPORATION OF AMERICA


                                                                                 YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------
                                                                            1995           1996          1997
                                                                          --------       --------      --------
                                                                                       (THOUSANDS)

  Supplemental Cash Flow Information:
  Effect on cash from (increase) decrease in working capital items*:
   Accounts receivable ................................................   $    666       $ (5,122)     $  7,773
   Inventories ........................................................     (4,557)        (8,123)        8,001
   Other current assets ...............................................      1,760            756        (3,029)
   Accounts payable ...................................................     (6,093)        (4,096)       10,210
   Accrued liabilities ................................................        174          1,680        (5,096)
                                                                          --------       --------      --------
   Net effect on cash from (increase) decrease in
    working capital items .............................................   $ (8,050)      $(14,905)     $ 17,859
                                                                          ========       ========      ========
  Cash paid during the period for:
   Interest (net of amount capitalized) ...............................   $  2,796       $  6,442      $ 14,001
   Income taxes (including taxes paid pursuant to the Tax
    Sharing Agreement) ................................................        213            537           346
  Acquisition of U.S. Intec, Inc., net of $180 cash acquired:
   Fair market value of assets acquired ...............................   $105,285
   Purchase price of acquisition ......................................     27,358
                                                                          --------
   Liabilities assumed ................................................   $ 77,927
                                                                          ========

  Acquisition of Leatherback Industries business, net of $8
   cash acquired:
   Fair market value of assets acquired ...............................                                $ 27,167
   Purchase price of acquisition ......................................                                  25,531
                                                                                                       --------
   Liabilities assumed ................................................                                $  1,636
                                                                                                       ========

-------------
* Working capital items exclude cash and cash equivalents, short-term investments, short-term debt and net receivables from/payables to related parties. Working capital acquired in connection with acquisitions is reflected in "Capital expenditures and acquisitions". The effects of reclassifications between noncurrent and current assets and liabilities are excluded from the amounts shown above. In addition, the increase in receivables shown above does not reflect the cash proceeds from the sale of certain of the Company's receivables (see Note 6); such proceeds are reflected in cash from financing activities. As discussed in Notes 1 and 2, in connection with the Separation Transactions, G-I Holdings made a noncash contribution to the Company in December 1996 of $2.8 million of available-for-sale securities, $7.1 million of held-to-maturity securities and $13.2 million of other short-term investments.







           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  BUILDING MATERIALS CORPORATION OF AMERICA

                       CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                                                                           CAPITAL      UNREALIZED
                                                                          STOCK AND      GAINS ON
                                                                         ADDITIONAL   AVAILABLE-FOR-
                                                                          PAID-IN     SALE SECURITIES   ACCUMULATED
                                                                           CAPITAL       AND OTHER        DEFICIT
                                                                          --------        -------        --------
                                                                                       (THOUSANDS)

  Balance, December 31, 1994 ..........................................   $ 46,936        $  (588)       $(67,328)
   Net income .........................................................       --             --            10,099
   Capital contribution from parent company ...........................     34,312           --              --
   Reclassification to additional paid-in capital of the
    excess of purchase price over the adjusted historical
    cost of predecessor company shares ................................     (7,874)          --              --
   Unrealized gains on available-for-sale securities, net of
    income tax effect of $174 .........................................       --              272            --
   Adjustment of additional minimum pension liability .................       --              (47)           --
                                                                          --------        -------        --------
  Balance, December 31, 1995 ..........................................   $ 73,374        $  (363)       $(57,229)
   Net income .........................................................       --             --            17,055
   Capital contribution from parent company ...........................    109,326           --              --
   Unrealized gains on available-for-sale securities, net of
    income tax effect of $333 .........................................       --              522            --
   Adjustment of additional minimum pension liability .................       --              552            --
                                                                          --------        -------        --------
  Balance, December 31, 1996 ..........................................   $182,700        $   711        $(40,174)
   Net income .........................................................       --             --            26,091
   Distribution to parent company .....................................    (91,000)          --              --
   Transfer of Nashville, Tennessee plant to GAF Fiberglass
    Corporation .......................................................     (4,789)          --              --
   Unrealized gains on available-for-sale securities, net of
    income tax effect of $6,591 .......................................       --           10,308            --
   Adjustment of additional minimum pension liability .................       --             (848)           --
                                                                          --------        -------        --------
  Balance, December 31, 1997 ..........................................   $ 86,911        $10,171        $(14,083)
                                                                          ========        =======        ========












           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of GAF Building Materials Corporation ("GAFBMC"), which is a wholly-owned subsidiary of G Industries Corp. ("G Industries"). G Industries is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"), which is a wholly-owned subsidiary of GAF Corporation ("GAF").

     The Company is a leading national manufacturer of a broad line of asphalt roofing products and accessories for the residential and commercial roofing markets.

 NOTE 1. FORMATION OF THE COMPANY

     Effective as of January 31, 1994, GAFBMC transferred to the Company all of its business and assets (other than three closed manufacturing facilities, certain deferred tax assets and receivables from affiliates). The Company recorded the assets and liabilities related to such transfer at GAFBMC's historical costs. The Company contractually assumed all of GAFBMC's liabilities, except (i) all of GAFBMC's environmental liabilities, other than environmental liabilities relating to the Company's plant sites and its business as then conducted, (ii) all of GAFBMC's tax liabilities, other than tax liabilities arising from the operations or business of the Company and (iii) all of GAFBMC's asbestos-related liabilities, other than the first $204.4 million of such liabilities (whether for indemnity or defense) relating to then-pending asbestos-related bodily injury cases and previously settled asbestos-related bodily injury cases which the Company contractually assumed and agreed to pay. G-I Holdings and GAFBMC have agreed, jointly and severally, to indemnify the Company from liabilities not assumed by the Company, including asbestos-related and environmental liabilities not expressly assumed by the Company. See Note 3.

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

     In October 1995, G-I Holdings acquired all of the outstanding shares of U.S. Intec, Inc. ("USI"), which manufactures commercial roofing products, for a purchase price of $27.5 million and assumed $35.0 million of USI's indebtedness. As of January 1, 1997, USI became a wholly-owned subsidiary of the Company through a capital contribution to the Company by G-I Holdings. Accordingly, the Company's historical consolidated financial statements include USI's results of operations from the date of its acquisition by G-I Holdings (October 20, 1995), including sales of $21.8 and $99.0 million for the years ended December 31, 1995 and 1996, respectively, and net income (loss) of $(0.5) million and $1.3 million, respectively.

     On January 1, 1997, GAF effected a series of transactions involving its subsidiaries (the "Separation Transactions") that resulted in, among other things, (i) the approximately 83.5% of the issued and outstanding common stock of International Specialty Products Inc. ("ISP"), an affiliate, owned by a subsidiary of GAF being distributed to ISP Holdings Inc. ("ISP Holdings"), a subsidiary of GAF, and the capital stock of ISP Holdings being distributed to the stockholders of GAF, (ii) the Company's glass fiber manufacturing facility in Nashville, Tennessee (and certain related assets and liabilities) being transferred to GAF Fiberglass Corporation ("GFC"), (iii) USI becoming a subsidiary of the Company and (iv) G-I Holdings making a contribution to the Company in December 1996 of $82.5 million in cash and short-term investments. As a result of the Separation Transactions, ISP Holdings and ISP are no longer direct or indirect subsidiaries of GAF, while the Company and GFC remain subsidiaries of GAF.

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

  Financial Statement Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates. Actual results could differ from those estimates. In the opinion of management, the financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company has a policy to review the recoverability of long-lived assets and identify and measure any potential impairments. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources, subject to the matters discussed in Note 12 (Commitments and Contingencies).

  Short-term Investments

     For securities classified as "trading" (including short positions), unrealized gains and losses are reflected in income. For securities classified as "available-for-sale", unrealized gains and losses, net of income tax effect, are included in a separate component of stockholder's equity, "Unrealized gains on available-for-sale securities, net of tax effect, and other", and were $0.8 and $11.1 million as of December 31, 1996 and 1997, respectively. Investments classified as "held-to-maturity" securities are carried at amortized cost in the Consolidated Balance Sheets.

     "Other income (expense), net" includes $0.4, $6.4 and $26.4 million of net realized and unrealized gains on securities in 1995, 1996 and 1997, respectively. The determination of cost in computing realized gains and losses is based on the specific identification method.

     In connection with the Separation Transactions (see Note 1), in December 1996, G-I Holdings made a capital contribution to the Company of $2.8 million of available-for-sale securities, $7.1 million of held-to-maturity securities and $13.2 million of other short-term investments.

     During the fourth quarter of 1995, the Company redesignated certain equity securities held long (which were offsets against short positions in certain other securities), with a fair market value of $6.3 million, as "trading" and recorded unrealized gains on such securities, through the date of redesignation, in the amount of $0.5 million as "Other income".

     As of December 31, 1996 and 1997, the market value of the Company's equity securities held long was $82.5 and $223.0 million, respectively, and the Company had $5.6 and $18.6 million, respectively, of short positions in common stocks, based on market value. As of December 31, 1996 and 1997, the market value of the Company's held-to-maturity securities was $7.6 and $0.5 million, respectively. The market values referred to above are based on quotations as reported by various stock exchanges and major broker-dealers. With respect to its investments in securities, the Company is exposed to the risk of market loss.

     "Other short-term investments" are investments in limited partnerships which are accounted for by the equity method. Gains and losses are reflected in "Other income (expense), net". Liquidation of partnership interests generally require a 30 to 45 day notice period.

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

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Property, Plant and Equipment

     Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method based on the estimated economic lives of the assets. The Company uses an economic life of 5-25 years for land improvements, 10-40 years for buildings and building equipment, and 3-20 years for machinery and equipment, which includes furniture and fixtures. Certain interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment.

  Excess of Purchase Price Over the Adjusted Historical Cost of Predecessor
   Company Shares

     Stockholder's equity reflects a reduction of $7.9 million which arose from a management-led buyout in March 1989 of the predecessor company to GAF (the "Acquisition"), because certain members of the management group owned shares of the predecessor company's common stock before the Acquisition and own shares of GAF after the Acquisition. Accordingly, a step-up in asset values to fair value as required by the purchase method of accounting (which was applied to the Acquisition) does not apply to their shares. Such amount has been reclassified to be reflected as a reduction of additional paid-in capital.

   Excess of Cost Over Net Assets of Businesses Acquired ("Goodwill")

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

     Revenues in 1996 and 1997 included sales to American Builders & Contractors Supply Co., Inc., which accounted for approximately 11% and 10%, respectively, of the Company's net sales.

   Interest Rate Swaps

     Gains (losses) on interest rate swap agreements ("swaps") are deferred and amortized as a reduction (increase) of interest expense over the shorter of the remaining life of the swaps or the remaining period to maturity of the debt issue with respect to which the swaps were entered.

   Research and Development

     Research and development expenses are charged to operations as incurred and were $3.1, $4.5 and $5.4 million for 1995, 1996 and 1997, respectively.

   Warranty Claims

     The Company provides certain limited warranties covering most of its residential roofing products for periods ranging from 20 to 40 years. The Company also offers limited warranties and guarantees of varying duration on its commercial roofing products; income from warranty contracts related to commercial roofing products is recognized over the life of the agreements. The Company believes that the reserves established for estimated probable future warranty claims are adequate.

     The Company's 1997 Consolidated Statement of Income includes a provision of $3.0 million in connection with the Company's estimated obligations related to product warranty claims for a discontinued product.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Environmental Liability

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. The Company estimates that its liability in respect of such environmental matters, and certain other environmental compliance expenses, as of December 31, 1997, is $1.1 million, before reduction for insurance recoveries reflected on its balance sheet of $0.8 million. The Company's liability is reflected on an undiscounted basis. See Item 3, "Legal Proceedings--Environmental Litigation", which is incorporated herein by reference, for further discussion with respect to environmental liabilities and estimated insurance recoveries.

   New Accounting Standards

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components in annual and interim financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for companies to report information about operating segments in annual financial statements, based on the approach that management utilizes to organize the segments within the Company for management reporting and decision making. In addition, SFAS No. 131 requires that companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE 3. RESERVE FOR ASBESTOS-RELATED BODILY INJURY CLAIMS

     In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its parent, GAFBMC. As of March 30, 1997, the Company had paid all of its assumed asbestos-related liabilities. See also Note 1. G-I Holdings and GAFBMC have jointly and severally agreed to indemnify the Company against any claims related to asbestos-related liabilities, other than those contractually assumed by the Company, in the event that claims in connection with liabilities not assumed by the Company are asserted against it.

     GAF has advised the Company that, as of December 27, 1997, it had been named as a defendant in approximately 79,300 pending lawsuits involving alleged Asbestos Claims, having resolved approximately 234,500 Asbestos Claims. During 1997, GAF resolved approximately 11,000 Asbestos Claims and received notice of approximately 30,900 new Asbestos Claims. Of the Asbestos Claims resolved in 1997, approximately 8,900 were resolved (including Asbestos Claims disposed of at no cost to GAF) for an average cost of approximately $3,700 per claim. GAF's share of the costs with respect to approximately 2,100 Asbestos Claims resolved in 1997 has not yet been determined. There can be no assurance, however, that the actual costs of resolving pending and future Asbestos Claims will approximate GAF's historic average costs.

     GAF has stated that it is committed to effecting a comprehensive resolution of Asbestos Claims, that it is exploring a number of options, both judicial and legislative, to accomplish such resolution, but there can be no assurance that this effort will be successful.

     The Company believes that it will not sustain any additional liability in connection with asbestos-related claims. While the Company cannot predict whether any asbestos-related claims will be asserted against it or its assets, or the outcome of any litigation relating to such claims, it believes that it has meritorious defenses to such claims. Moreover, it has been jointly and severally indemnified by G-I Holdings and GAFBMC with respect to such claims. Should GAF

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 3. RESERVE FOR ASBESTOS-RELATED BODILY INJURY CLAIMS (CONTINUED)

or GAFBMC be unable to satisfy judgments against it in asbestos-related lawsuits, its judgment creditors might seek to enforce their judgments against the assets of GAF or GAFBMC, including its holdings of common stock of the Company, and such enforcement could result in a change of control with respect to the Company. See Note 9 for information regarding the Company's debt instruments and facilities.

     For a further discussion with respect to the foregoing, see Item 3, "Legal Proceedings", which is incorporated herein by reference.

NOTE 4. ACQUISITION

     On March 14, 1997, the Company acquired the assets of the Leatherback Industries division of Hollinee Corporation, which is engaged in the manufacture and sale of asphalt-saturated felts and other felt and construction paper products. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair values of the identifiable net assets acquired, and the excess was recorded as goodwill. The results of the Leatherback business, including sales of $30.2 million for 1997, are included from the date of acquisition; the effects were not material to 1997 operations.

NOTE 5. INCOME TAXES

     Income tax provision, which has been computed on a separate return basis, consists of the following:


                                                YEAR ENDED DECEMBER 31,
                                             -----------------------------
                                                1995      1996      1997
                                               -------   -------   -------
                                                       (THOUSANDS)

     Federal--deferred ..................    $ (5,424) $ (9,241) $(14,081)
                                             --------  --------  --------
     State and local:
       Current ..........................        (200)     (200)     (200)
       Deferred .........................        (826)   (1,368)   (2,399)
                                             --------  --------  --------
         Total state and local ..........      (1,026)   (1,568)   (2,599)
                                             --------  --------  --------
     Income tax provision ...............    $ (6,450) $(10,809) $(16,680)
                                             ========  ========  ========

     The differences between the income tax provision computed by applying the statutory Federal income tax rate to pre-tax income, and the income tax provision reflected in the Consolidated Statements of Income are as follows:


                                                  YEAR ENDED DECEMBER 31,
                                             ------------------------------
                                                1995      1996      1997
                                              --------   -------  ---------
                                                       (THOUSANDS)

     Statutory provision ................   $ (5,792)  $ (9,752)   $(14,970)
      Impact of:
      State and local taxes, net of
       Federal benefits .................       (667)    (1,019)     (1,689)
      Nondeductible goodwill
       amortization .....................       (260)      (484)       (564)
      Other, net ........................        269        446         543
                                            --------   --------    --------
     Income tax provision ...............   $ (6,450)  $(10,809)   $(16,680)
                                            ========   ========    ========

                   BUILDING MATERIALS CORPORATION OF AMERICA

 NOTE 5. INCOME TAXES (CONTINUED)

     The components of the net deferred tax assets are as follows:

                                                               DECEMBER 31,
                                                          -------------------
                                                           1996         1997
                                                          -------    -------
                                                              (THOUSANDS)

Deferred tax liabilities related to property,
 plant and equipment ...............................     $(11,782)     $(14,742)
                                                         --------      --------
Deferred tax assets related to:
  Expenses not yet deducted for tax purposes:
   Reserve for asbestos claims .....................        1,195            --
   Other ...........................................       38,774        29,294
  Net operating losses not yet utilized under
   the Tax Sharing Agreement .......................       30,866        21,429
                                                         --------      --------
Total deferred tax assets ..........................       70,835        50,723
                                                         --------      --------
Net deferred tax assets ............................     $ 59,053      $ 35,981
                                                         ========      ========

     Management has determined, based on the Company's history of prior earnings and its expectations for the future, that future taxable income will more likely than not be sufficient to utilize fully the deferred tax assets recorded.

     The Company and its subsidiaries entered into a tax sharing agreement (the "Tax Sharing Agreement") dated January 31, 1994 with GAF and G-I Holdings under which the Company is obligated to pay G-I Holdings an amount equal to those Federal income taxes the Company would have incurred if the Company (on behalf of itself and its subsidiaries) filed its own Federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by the Company to G-I Holdings in future years, but cannot be carried back. If the Company were no longer a member of the GAF consolidated tax group (the "GAF Group"), it would be required to pay to G-I Holdings the value of any tax attributes it would succeed to under the consolidated return regulations to the extent such attributes reduced the amounts otherwise payable by the Company under the Tax Sharing Agreement. Under certain circumstances, the provisions of the Tax Sharing Agreement could result in the Company having a greater liability thereunder than it would have had if it (and its subsidiaries) had filed its own separate Federal income tax return. Under the Tax Sharing Agreement, the Company and each of its subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of GAF or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to the business or assets of the Company or any subsidiary of the Company. Although, as a member of the GAF Group, the Company is severally liable for all Federal income tax liabilities of every member of the GAF Group, including tax liabilities not related to the business of the Company, G-I Holdings and GAF have agreed to indemnify the Company and its subsidiaries for all tax liabilities of the GAF Group other than tax liabilities (i) arising from the operations of the Company and its subsidiaries and (ii) for tax years pre-dating the Tax Sharing Agreement that relate to the business or assets of the Company and its subsidiaries. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, GAF makes all decisions with respect to all matters relating to taxes of the GAF Group. The provisions of the Tax Sharing Agreement take into account both the Federal income taxes the Company would have incurred if it filed its own separate Federal income tax return and the fact that the Company is a member of the GAF Group for Federal income tax purposes. In accordance with the Tax Sharing Agreement, effective January 31, 1994, tax benefits generated by net operating losses and credits will reduce future tax sharing payments to G-I Holdings.

     On September 15, 1997, GAF received a notice from the Internal Revenue Service (the "Service") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which GFC holds an interest. The claim of the Service for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GFC incurring liabilities significantly in excess of the deferred tax liability of

                   BUILDING MATERIALS CORPORATION OF AMERICA

 NOTE 5. INCOME TAXES (CONTINUED)

$131.4 million that GAF recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that GFC will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its financial position or results of operations. GAF, G-I Holdings and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several current and former subsidiaries of GAF, should GFC be unable to satisfy such liability.

NOTE 6. SALE OF ACCOUNTS RECEIVABLE

     In March 1993, the Company sold its trade accounts receivable ("receivables") to a trust, without recourse, pursuant to an agreement which provided for a maximum of $75 million in cash to be made available to the Company based on eligible receivables outstanding from time to time. In November 1996, the Company entered into new agreements, pursuant to which it sold the receivables to a special purpose subsidiary of the Company, BMCA Receivables Corporation, without recourse, which in turn sold them to a new trust, without recourse. The new agreements provide for a maximum of $115 million in cash to be made available to the Company based on eligible receivables outstanding from time to time. This facility expires in December 2001. The excess of accounts receivable sold over the net proceeds received is included in "Accounts receivable, other". The effective cost to the Company varies with LIBOR and is included in "Other income (expense), net" and amounted to $4.6, $5.2 and $5.1 million in 1995, 1996 and 1997, respectively.

 NOTE 7. INVENTORIES

     At December 31, 1996 and 1997, $7.6 and $7.8 million, respectively, of inventories were valued using the LIFO method. Inventories consist of the following:

                                                           DECEMBER 31,
                                                        ------------------
                                                         1996      1997
                                                        ------   --------
                                                             (THOUSANDS)

Finished goods .............................          $41,201           $38,459
Work in process ............................           10,844            10,180
Raw materials and supplies .................           26,206            24,670
                                                      -------           -------
  Total ....................................           78,251            73,309
Less LIFO reserve ..........................           (1,055)           (1,055)
                                                      -------           -------
Inventories ................................          $77,196           $72,254
                                                      =======           =======

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                              DECEMBER 31,
                                                            --------------------
                                                              1996       1997
                                                            -------     -------
                                                                (THOUSANDS)

Land and land improvements ............................    $ 25,722    $ 26,052
Buildings and building equipment ......................      46,001      48,525
Machinery and equipment (including equipment under
 capitalized leases of $17,660 and $15,466--see Note 9)     178,190     183,108
Construction in progress ..............................      19,039      40,775
                                                           --------    --------
  Total ...............................................     268,952     298,460
Less accumulated depreciation and amortization ........     (48,452)    (56,514)
                                                           --------    --------
Property, plant and equipment, net ....................    $220,500    $241,946
                                                           ========    ========

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                           DECEMBER 31,
                                                      --------------------
                                                         1996      1997
                                                        -------   -------
                                                          (THOUSANDS)

   11 3/4% Senior Deferred Coupon Notes due 2004     $233,018     $261,203
   8 5/8% Senior Notes due 2006 .................      99,504       99,554
   8% Senior Notes due 2007 .....................          --       99,268
   Borrowings under revolving credit facility ...          --       34,000
   Industrial revenue bonds with various interest
    rates  and maturity dates to 2012 ...........      19,625       11,125
   Obligations on mortgaged properties ..........       5,155        4,503
   Obligations under capital leases (Note 12) ...      51,800       49,594
                                                     --------     --------
    Total .......................................     409,102      559,247
   Less current maturities ......................      (3,412)      (3,801)
                                                     --------     --------
   Long-term debt less current maturities .......    $405,690     $555,446
                                                     ========     ========

     On October 20, 1997, the Company issued $100 million in aggregate principal amount at maturity of 8% Senior Notes due 2007 (the "8% Notes"). In December 1996, the Company issued $100 million in aggregate principal amount at maturity of 8 5/8% Senior Notes due 2006 (the "8 5/8% Notes"). In June 1994, the
Company issued $310 million in principal amount of 11 3/4% Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") for net proceeds of $169.3 million. The Deferred Coupon Notes will accrete to face value on July 1, 1999, and cash interest will accrue from and after that date. Holders of the Deferred Coupon Notes, the 8% Notes and the 8 5/8% Notes have the right under the indentures governing such notes to require the Company to purchase the Deferred Coupon Notes at a price of 101% of Accreted Value (as defined therein) and the 8% Notes and 8 5/8% Notes (collectively, the "Notes") at a price of 101% of the principal amount thereof, and the Company has the right to redeem the Deferred Coupon Notes at Accreted Value and the Notes at a price of 101% of the principal amount thereof, plus, in each case, the Applicable Premium (as defined therein), together with any accrued and unpaid interest, in the event of a Change of Control (as defined therein).

     The indentures relating to the Notes, the Deferred Coupon Notes and the Credit Agreement (see below) contain covenants that, among other things, limit the ability of the Company and its subsidiaries to pay certain dividends or make certain other restricted payments and restricted investments, incur liens, engage in transactions with affiliates, and agree to certain additional limitations on dividends and other payment restrictions affecting subsidiaries. As of December 31, 1997, after giving effect to the most restrictive of the aforementioned restrictions, the Company could have paid dividends of up to $17.0 million. Under the indentures relating to the Notes and the Deferred Coupon Notes, the incurrence of additional debt by the Company and the issuance by the Company of preferred stock would be restricted unless, at the time of such issuance and after giving effect thereto, the ratio of the Company's consolidated net income before income taxes, interest, depreciation and amortization expense to its consolidated interest expense for its most recently completed four fiscal quarters is at least 2 to 1. For the four quarters ended December 31, 1997, the Company was in compliance with such covenants.

     In connection with the Deferred Coupon Notes, the Company entered into interest rate swap agreements ("swaps") with banks which have a remaining aggregate ending notional principal amount of $60.0 million and a final maturity of July 1, 1999. As a result of the swaps, the effective interest cost to the Company of the portion of the Deferred Coupon Notes covered by the swaps varies at a fixed spread over LIBOR. Based on the fair value of the swaps at December 31, 1996 and 1997, the Company would have incurred gains of $8.0 and $3.1 million, respectively, representing the estimated amount that would be receivable by the Company if the swaps were terminated at such dates. No cash interest will be paid on the swaps until maturity. In 1997, the Company terminated swaps with an aggregate ending notional principal amount of $82.0 million, resulting in gains totaling $2.1 million.

                   BUILDING MATERIALS CORPORATION OF AMERICA

 NOTE 9. LONG-TERM DEBT (CONTINUED)

The gains have been deferred and will be amortized as a reduction of interest expense over the remaining life of the swaps. The Company may be considered to be at risk, to the extent of the costs of replacing such swaps at current market rates, in the event of nonperformance by counterparties. However, since the counterparties are major financial institutions, the credit ratings of which are continually monitored by the Company, the risk of such nonperformance is considered by the Company to be remote.

     In August 1997, the Company entered into a new three-year bank credit facility (the "Credit Agreement"). The terms of the Credit Agreement provide for a $75 million revolving credit facility, the full amount of which is available for letters of credit, provided that total borrowings and outstanding letters of credit may not exceed $75 million in the aggregate. As of December 31, 1997, $30.9 million of letters of credit were outstanding and $34.0 million had been borrowed under the Credit Agreement. Under the terms of the Credit Agreement, the Company is subject to certain financial covenants, including interest coverage and leverage ratios, and dividends and other restricted payments are limited. Additionally, if a change of control (as defined in the Credit Agreement) occurs, the credit facility could be terminated and the loans thereunder accelerated by the lenders party thereto, an event which could also cause the Deferred Coupon Notes and the Notes to be accelerated. As of December 31, 1997, the Company was in compliance with such covenants. The Credit Agreement replaced previous bank credit facilities which provided up to $42 million in total borrowings and outstanding letters of credit.

     In connection with the Credit Agreement, USI's revolving credit facility, which provided for borrowings of up to $29.6 million and letters of credit of up to $2.0 million (such total borrowings and outstanding letters of credit not to exceed $29.6 million), was terminated.

     In December 1995, the Company consummated a $40 million sale-leaseback of certain equipment located at its Chester, South Carolina roofing facility, in a transaction accounted for as a capital lease, and the gain has been deferred. The lessor was granted a security interest in certain equipment at the Chester facility. The lease term extends to December 2005. In December 1994, the Company consummated a $20.4 million sale-leaseback of certain equipment located at its Baltimore, Maryland roofing facility, in a transaction accounted for as a capital lease, and the gain has been deferred. The lessor was granted a security interest in the land, buildings, and certain equipment at the Baltimore facility. The lease term extends to December 2004. In December 1993, the Company obtained a loan of $7.3 million, which is secured by manufacturing equipment located at its Dallas plant. The loan is being repaid over a seven-year period and has a fixed interest rate. The Company has two industrial revenue bond issues outstanding, which bear interest at short-term floating rates. Interest rates on the foregoing obligations ranged between 3.85% and 8.87% as of December 31, 1997. The weighted average interest rate on the Company's $26.9 million of short-term borrowings as of December 31, 1997 was 6.3%.

     The Company believes that the fair value of its non-public indebtedness approximates the book value of such indebtedness, because the interest rates on such indebtedness are at floating short-term rates. With respect to the Company's publicly traded debt securities, the Company has obtained estimates of the fair values from an independent source believed to be reliable. The estimated fair value of the Deferred Coupon Notes as of December 31, 1996 and 1997 was $268.9 and $293.0 million, respectively. The estimated fair value of the 8 5/8% Notes as of December 31, 1996 and 1997 was $100.0 and $103.6 million, respectively. The estimated fair value of the 8% Notes as of December 31, 1997 was $99.6 million.

     The aggregate maturities of long-term debt as of December 31, 1997 for the next five years are as follows:

                                                     (THOUSANDS)
                                                     ----------
                 1998 ...........................      $ 3,801
                 1999 ...........................        4,127
                 2000 ...........................       40,060
                 2001 ...........................        4,873
                 2002 ...........................       14,988

     In the above table, maturities in 2000 include the $34.0 million of borrowings outstanding under the Credit Agreement as of December 31, 1997, based on the expiration of the Credit Agreement in August 2000.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10. BENEFIT PLANS

     Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

   Defined Contribution Plan

     The Company provides a defined contribution plan for eligible employees. The Company contributes up to 7% of participants' compensation and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $2.7, $3.0 and $3.5 million for 1995, 1996 and 1997, respectively.

     USI provides a defined contribution plan for eligible employees. USI may contribute a discretionary matching contribution equal to 100% of each participant's eligible contributions each plan year up to a maximum of $500 for each participant. Such contributions by USI were immaterial for the period of 1995 after the acquisition of USI and were $157,000 and $130,000 for 1996 and 1997, respectively.

   Defined Benefit Plans

     The Company provides a noncontributory defined benefit retirement plan for hourly employees (the "Hourly Retirement Plan"). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of ERISA.

     The Company's net periodic pension cost for the Hourly Retirement Plan included the following components:

                                       YEAR ENDED DECEMBER 31,
                                       -----------------------
                                       1995    1996      1997
                                       ----    ----      ----
                                            (THOUSANDS)

  Service cost ...................    $463     $631     $  658
  Interest cost ..................     598      686        754
  Actual income on plan assets ...    (432)    (829)    (1,034)
  Net deferral and amortization of
   unrecognized prior service
   cost and actuarial losses .....      97       35         30
                                      ----     ----     ------
  Net periodic pension cost ......    $726     $523     $  408
                                      ====     ====     ======


      The following table sets forth the funded status of the Hourly Retirement
 Plan:

                                                            DECEMBER 31,
                                                         -------------------
                                                           1996        1997
                                                          ------     -------
                                                            (THOUSANDS)

Accumulated benefit obligation:
 Vested .............................................    $ 8,407     $ 9,907
 Nonvested ..........................................      1,621       1,910
                                                         -------     -------
Total accumulated benefit obligation ................    $10,028     $11,817
                                                         =======     =======
Projected benefit obligation ........................    $10,028     $11,817
Fair value of plan assets, primarily listed
 stocks and U.S. Government securities ..............     (9,530)    (11,472)
                                                         -------     -------
Projected benefit obligation in excess of plan assets        498         345
Unrecognized prior service cost .....................       (338)       (307)
Unrecognized net loss ...............................        (83)       (931)
                                                         -------     -------
Unfunded accrued (prepaid) pension cost .............    $    77     $  (893)
                                                         =======     =======

     At December 31, 1997, the difference between the "Projected benefit obligation in excess of plan assets" and the "Unfunded accrued (prepaid) pension cost," in the amount of $1,238,000 has been recorded by the Company as an

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10. BENEFIT PLANS (CONTINUED)

intangible asset in the amount of $307,000 and a reduction of stockholder's equity in the amount of $931,000. The foregoing amounts will be amortized to expense over a period of approximately 15 years, as the Company continues to fund the benefits under the Hourly Retirement Plan.

     In determining the projected benefit obligation, the weighted average assumed discount rate was 7.75% and 7.25% for 1996 and 1997, respectively. The expected long-term rate of return on assets, used in determining net periodic pension cost, was 11% for 1996 and 1997.

     The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense accrued for this plan was immaterial for 1995, 1996 and 1997.

   Preferred Stock Option Plan

     On January 1, 1996, the Company issued options to certain employees to purchase 24,509 shares of redeemable convertible preferred stock ("Preferred Stock") of the Company, exercisable at a price of $100 per share. Options to purchase 71,578 shares of Preferred Stock were issued in 1997, exercisable at a price of $100 per share. Each share of Preferred Stock is convertible, at the holder's option, into shares of common stock of the Company at a formula price based on Book Value (as defined in the option agreement) as of the date of grant. The options vest over seven years. Dividends will accrue on the Preferred Stock from the date of issuance at the rate of 8% per annum. The Preferred Stock is redeemable, at the Company's option, for a redemption price equal to $100 per share plus accrued and unpaid dividends. The Preferred Stock, and common stock issuable upon conversion of Preferred Stock into common stock, is subject to repurchase by the Company under certain circumstances, at a price equal to current Book Value (as defined under the option agreements). The exercise price of the options to purchase Preferred Stock was equal to estimated fair value per share of the Preferred Stock at the date of grant. No expense is accrued in connection with the Preferred Stock options.

   Book Value Appreciation Unit Plan

     A Book Value Appreciation Unit Plan was implemented effective January 1, 1996. Under the plan, employees were granted units which vest over seven years. Upon exercise, employees are entitled to receive a cash payment based on the increase in Book Value (as defined in the plan). Expense accrued under this plan was $0.1 million for 1996 and $0.4 million for 1997.

   Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.

     The following table shows the components of the accrued postretirement health care cost obligation as of December 31, 1996 and 1997:

                                                                       DECEMBER 31,
                                                                     ----------------
                                                                      1996      1997
                                                                     ------    ------
                                                                        (THOUSANDS)
Accumulated postretirement benefit obligation:
 Retirees, dependents and beneficiaries eligible for benefits ...   $ 5,108   $ 5,485
 Active employees fully eligible for benefits ...................     1,131     1,139
 Active employees not fully eligible for benefits ...............     1,182     1,302
                                                                    -------   -------
Total accumulated postretirement benefit obligation .............     7,421     7,926
Fair value of plan assets .......................................        --        --
Unrecognized prior service cost and net gain from earlier periods     4,039     3,556
                                                                    -------   -------
Accrued postretirement benefit obligation .......................   $11,460   $11,482
                                                                    =======   =======


                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10. BENEFIT PLANS (CONTINUED)

     Net periodic postretirement benefit cost included the following components:


                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                 1995    1996     1997
                                                                 ----    ----     ----
                                                                     (THOUSANDS)

Service cost ...............................................    $ 79     $ 95     $ 98
Interest cost ..............................................     645      597      554
Amortization of unrecognized prior service cost and net gain
 from earlier periods ......................................    (415)    (232)    (274)
                                                                ----     ----     ----
Net periodic postretirement benefit cost ...................    $309     $460     $378
                                                                ====     ====     ====


     For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 1997 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $700 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit. Subject to such lifetime maximum, a 12% and 6% annual rate of increase in the Company's per capita cost of providing postretirement medical benefits was assumed for 1998 for such retirees under and over age 65, respectively. To the extent that the lifetime maximum benefits have not been reached, the foregoing rates were assumed to decrease gradually to 7% and 6%, respectively, by the year 2003 and remain at that level thereafter. The weighted average assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.25% for 1996 and 1997, respectively.

     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $410,000 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year 1997 by $41,000.

NOTE 11. RELATED PARTY TRANSACTIONS

     Included in the Consolidated Balance Sheets are the following receivable (payable) balances with related parties, which arise from operating transactions between the Company and its affiliates:

                                                          DECEMBER 31,
                                                      ------------------
                                                        1996       1997
                                                      --------   -------
                                                          (THOUSANDS)
Receivable from (payable to):
 GAF/G-I Holdings/G Industries ...................      $274     $9,684
 GAFBMC ..........................................       115        713
 GFC .............................................        --     (1,559)
 ISP .............................................    (2,676)    (3,687)
                                                     -------     ------
 Receivable from (payable to) related parties, net   $(2,287)    $5,151
                                                     =======     ======

      The Company makes loans to, and borrows from, G-I Holdings and its subsidiaries at prevailing market rates (between 5.68% and 6.03% during 1996 and between 5.85% and 5.95% during 1997). The highest amount of loans made by the Company to G-I Holdings during 1996 and 1997 was $45.4 million. No loans were made to the Company by G-I Holdings and its subsidiaries during 1997, and the highest amount of loans made to the Company by G-I Holdings and its subsidiaries during 1996 was $24.3 million. As of December 31, 1996, no loans were owed to the Company by G-I Holdings, and no loans were owed by the Company to affiliates. As of December 31, 1997, $6.2 million in loans were owed to the Company by G-I Holdings, at a weighted average interest rate of 5.95%, and no

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. RELATED PARTY TRANSACTIONS (CONTINUED)

loans were owed by the Company to affiliates. In addition, the Company advances funds on a non-interest bearing basis to GAF, G-I Holdings and their subsidiaries. The balance of such advances as of December 31, 1997 was $41.7 million, of which $10.0 million was classified as a short-term receivable from related parties, net, in the table above, and $31.7 million was classified as a long-term receivable from related parties in the Consolidated Balance Sheet. Also, during 1997, the Company made distributions of $91.0 million to its parent company.

     Mineral Products: The Company purchases all of its colored roofing granules requirements (except for the requirements of its California roofing plant) from ISP under a requirements contract. In addition, in December 1995, USI commenced purchasing substantially all of its requirements for colored roofing granules from ISP (except for the requirements of its Stockton, California and Corvallis, Oregon plants) pursuant to a requirements contract. Each such requirements contract was renewed for 1998 and is subject to annual renewal unless terminated by either party to the respective agreement. Such purchases by BMCA and USI totaled $45.8, $50.5 and $51.1 million for 1995, 1996 and 1997, respectively. The amount payable to ISP at December 31, 1996 and 1997 for such purchases was $3.2 and $2.7 million, respectively.

     Glass Fiber Supply Agreement: As a result of the Separation Transactions (see Note 1), the Company's glass fiber manufacturing facility in Nashville, Tennessee, which manufactures a significant portion of the Company's glass fiber requirements, was transferred to GFC as of January 1, 1997. In connection with that transaction, the Company entered into a seven-year supply agreement with GFC under which GFC produces glass fiber for the Company. Purchases under this agreement totaled $24.5 million for the year 1997.

     Management Agreements: The Company is a party to a Management Agreement with ISP (the "Management Agreement"), which expires December 31, 1998, pursuant to which ISP provides certain general management, administrative, legal, telecommunications, information and facilities services to the Company (including the use of the Company's headquarters in Wayne, New Jersey). Charges to the Company by ISP for providing such services aggregated $4.4, $5.0 and $4.8 million for 1995, 1996 and 1997, respectively. Such charges consist of management fees and other reimbursable expenses attributable to, or incurred by ISP for the benefit of, the Company. Effective January 1, 1998, the term of the Management Agreement was extended through the end of 1998, and the management fees payable thereunder were adjusted, including an adjustment to reflect the direct payment by the Company of the costs for certain services rendered by third parties that were previously included in the management fees payable to ISP. The Company and ISP further modified the agreement to allocate a portion of the management fees payable by the Company under the Management Agreement to separate lease payments for the use of BMCA's headquarters. Based on the services provided by ISP to the Company in 1997 under the Management Agreement, after taking into account the modifications to the agreement described above, the aggregate amount payable by the Company to ISP under the Management Agreement for 1998 is expected to be approximately $4.7 million. The Company also expects to pay directly certain third party costs, which aggregated approximately $0.4 million in 1997, that were previously included in the management fee. In addition, BMCA currently anticipates that in 1998 it will require additional space for its headquarters and will pay additional rent based on the square footage to be occupied. Certain of the Company's executive officers receive their compensation from ISP, with ISP being indirectly reimbursed therefor by virtue of the management fee and other reimbursable expenses payable under the Management Agreement.

     As of January 1, 1997, the Company and GFC entered into a management agreement under which the Company provides certain general management, administrative and financial services to GFC. Under the management agreement, which expires December 31, 1998, GFC is obligated to pay the Company an annual management fee of $1.0 million.

Tax Sharing Agreement: See Note 5.

     Stock Appreciation Rights: An executive officer of the Company was granted stock appreciation rights in 1995 and 1996 relating to GAF's common stock. Compensation expense in connection with such stock appreciation rights is reflected in G-I Holdings' operating expenses, and was immaterial for 1995, 1996 and 1997.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 12. COMMITMENTS AND CONTINGENCIES

     The discussions as to legal matters involving the Company contained in Item 3, "Legal Proceedings--Environmental Litigation" and --"Other Litigation" are incorporated herein by reference.

     GAF, G-I Holdings, G Industries and GAFBMC are presently dependent upon the earnings and cash flows of their subsidiaries, principally the Company, in order to satisfy their net obligations of approximately $177.4 million, including as of December 31, 1997, the asbestos-related liability discussed in Note 3, the G-I Holdings 11.125% Senior Discount Notes due 1998, and various tax and other liabilities (net of certain tax and insurance receivables), including tax liabilities relating to the surfactants partnership (discussed in Note 5). During the twelve months ended December 31, 1998, such parent companies expect net receipts of $48.9 million, principally from insurance recoveries and a tax refund. GAF has advised the Company that it expects to obtain funds to satisfy such obligations from, among other things, dividends and loans from subsidiaries (principally the Company), as to which there are restrictions under the indentures relating to the Deferred Coupon Notes, the Notes and the Credit Agreement, and from payments pursuant to the Tax Sharing Agreement between GAF and the Company. The Company does not believe that the dependence of its parent corporations on the cash flows of their subsidiaries should have a material adverse effect on the operations, liquidity or capital resources of the Company. See Notes 3 and 5.

     The leases for certain property, plant and equipment at certain of the Company's roofing facilities are accounted for as capital leases (see Note 9). The Company is also a lessee under operating leases principally for warehouses and production, transportation and computer equipment. Rental expense on operating leases was $7.0, $8.3 and $9.2 million for 1995, 1996 and 1997, respectively. Future minimum lease payments for properties which were held under long-term noncancellable leases as of December 31, 1997 were as follows:

                                                           CAPITAL   OPERATING
                                                           LEASES      LEASES
                                                          --------   ---------
                                                              (THOUSANDS)

     1998 ............................................   $  6,953     $2,499
     1999 ............................................      6,953      2,161
     2000 ............................................      7,463      1,503
     2001 ............................................      8,108        852
     2002 ............................................     17,558        304
     Later years .....................................     21,407        412
                                                         --------     ------
     Total minimum payments ..........................     68,442     $7,731
                                                                      ======
     Less interest included above ....................    (18,848)
                                                         --------
     Present value of net minimum lease payments .....   $ 49,594
                                                         ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

                         SUPPLEMENTARY DATA (UNAUDITED)

                      QUARTERLY FINANCIAL DATA (UNAUDITED)


                                            1996 BY QUARTER                          1997 BY QUARTER
                                  ------------------------------------     ------------------------------------
                                   FIRST   SECOND     THIRD     FOURTH     FIRST    SECOND     THIRD    FOURTH
                                  ------   ------     -----     ------     ------   -------    -----    -------
                                                                   (MILLIONS)
  Net sales ................      $166.7    $230.2    $251.6    $203.5     $193.3    $255.9    $274.4    $221.0
  Cost of products sold ....       124.3     165.6     180.9     151.5      143.2     180.2     197.9     165.7
                                  ------    ------    ------    ------     ------    ------    ------     -----
  Gross profit .............      $ 42.4    $ 64.6    $ 70.7    $ 52.0     $ 50.1    $ 75.7    $ 76.5    $ 55.3
                                  ======    ======    ======    ======     ======    ======    ======    ======
  Operating income .........      $  7.7    $ 20.7    $ 22.8    $ 10.2     $  9.3    $ 24.9    $ 25.6    $ 10.3
                                  ======    ======    ======    ======     ======    ======    ======    ======
  Interest expense .........      $  7.8    $  8.0    $  7.9    $  8.3     $  9.8    $ 10.3    $ 10.4    $ 12.3
                                  ======    ======    ======    ======     ======    ======    ======    ======
  Income (loss) before
   income taxes ............      $ (0.3)   $ 12.4    $ 14.9    $  0.9     $  2.9    $ 16.6    $ 18.7     $ 4.6
  Income tax (provision)
   benefit .................         0.1      (4.8)     (5.8)     (0.3)      (1.1)     (6.5)     (7.3)     (1.8)
                                  ------    ------    ------    ------     ------    ------    ------     -----
  Net income (loss) ........      $ (0.2)   $  7.6    $  9.1    $  0.6     $  1.8    $ 10.1    $ 11.4     $ 2.8
                                  ======    ======    ======    ======     ======    ======    ======     =====


                                                                    SCHEDULE II

                    BUILDING MATERIALS CORPORATION OF AMERICA

                        VALUATION AND QUALIFYING ACCOUNTS



                          YEAR ENDED DECEMBER 31, 1995
                                   (THOUSANDS)

                                                             CHARGED
                                                BALANCE         TO                                   BALANCE
                                               JANUARY 1,    SALES OR                              DECEMBER 31,
DESCRIPTION                                      1995        EXPENSES     DEDUCTIONS     OTHER        1995
-----------                                    ----------    --------     ----------     -----     ------------
Valuation and Qualifying Accounts
 Deducted from Assets To Which
 They Apply:
  Allowance for doubtful accounts ..........    $ 1,908      $   478     $   920(a)    $1,751(c)    $ 3,217(b)
  Allowance for discounts ..................     15,435       65,057      61,695           --        18,797
  Reserve for inventory market valuation ...        604           --          30           --           574



                          YEAR ENDED DECEMBER 31, 1996
                                   (THOUSANDS)

                                                                CHARGED
                                                BALANCE            TO                                 BALANCE
                                               JANUARY 1,       SALES OR                            DECEMBER 31,
DESCRIPTION                                      1996           EXPENSES         DEDUCTIONS            1996
-----------                                   ----------       --------          ----------        -------------
Valuation and Qualifying Accounts
 Deducted from Assets To Which
 They Apply:
  Allowance for doubtful accounts ..........    $ 3,217         $   716           $ 1,959(a)        $ 1,974(b)
  Allowance for discounts ..................     18,797          73,936            70,265            22,468
  Reserve for inventory market valuation ...        574           2,025                90             2,509



                          YEAR ENDED DECEMBER 31, 1997
                                   (THOUSANDS)

                                                            CHARGED
                                                BALANCE        TO                                    BALANCE
                                               JANUARY 1,   SALES OR                               DECEMBER 31,
DESCRIPTION                                       1997      EXPENSES     DEDUCTIONS      OTHER         1997
-----------                                    ----------   --------     ----------      -----     ------------
Valuation and Qualifying Accounts
 Deducted from Assets To Which
 They Apply:
  Allowance for doubtful accounts ..........    $ 1,974      $ 2,224     $ 1,530(a)    $   84(c)    $ 2,752(b)
  Allowance for discounts ..................     22,468       80,989      88,443        4,389(c)     19,403
  Reserve for inventory market valuation ...      2,509          821       1,824          --          1,506

-----------------
Notes:
(a)   Represents write-offs of uncollectible accounts net of recoveries.

(b) The balances at December 31, 1995, 1996 and 1997 primarily reflect a reserve for receivables sold to a trust (see Note 6 to Consolidated Financial Statements).

(c)   Represents balance acquired in acquisitions.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
 3.1      --Certificate of Incorporation of BMCA, as amended.

 3.2      --By-laws of BMCA (incorporated by reference to Exhibit 3.2 to BMCA's
            Registration Statement on Form S-4 (Registration No. 33-81808) (the "Deferred Coupon Note Registration Statement")).

 4.1      --Indenture, dated as of December 9, 1996, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-20859) (the "Senior Notes Registration Statement")).

 4.2      --Indenture, dated as of June 30, 1994, between BMCA and The Bank of
            New York, as trustee (incorporated by reference to Exhibit 4.1 to the Deferred Coupon Note Registration Statement).

 4.3      --Indenture, dated as of October 20, 1997, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration
            No. 333-41531) (the "8% Notes Registration Statement")).

10.1      --Management Agreement, dated as of March 3, 1992 ("Management
            Agreement"), among GAF, G-I Holdings, G Industries, ISP, GAFBMC and GAF Broadcasting Company, Inc. (incorporated by reference to Exhibit
            10.9 to the Registration Statement on Form S-4 of G-I Holdings (Registration No. 33-72220)).

10.2      --Amendment No. 1, dated as of January 1, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.10 to G-I Holdings' Annual Report on Form 10-K for the year ended December 31,
            1993).

10.3      --Amendment No. 2, dated as of May 31, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.1 to G-I Holdings' Quarterly Report on Form 10-Q for the quarter ended July 3, 1994)).

10.4      --Amendment No. 3, dated as of December 31, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.4 to ISP's Annual Report on Form 10-K for the year ended December 31, 1994).

10.5      --Amendment No. 4, dated as of December 31, 1995, to the Management
            Agreement (incorporated by reference to Exhibit 10.6 to G-I Holdings' Registration Statement on Form S-4 (Registration No. 333-2436)).

10.6      --Amendment No. 5, dated as of October 18, 1996, to the Management
            Agreement (incorporated by reference to Exhibit 10.6 to ISP Holdings' Registration Statement on Form S-4 (Registration No. 333-17827)).

10.7      --Amendment No. 6, dated as of January 1, 1997, to the Management
            Agreement (incorporated by reference to Exhibit 10.8 to the Senior Notes Registration Statement).

10.8      --Amendment No. 7, dated as of December 31, 1997, to the Management
            Agreement (incorporated by reference to Exhibit 10.10 to the 8% Notes Registration Statement).

10.9      --Amendment No. 8, dated as of January 1, 1998, to the Management
            Agreement (incorporated by reference to Exhibit 10.11 to the 8% Notes Registration Statement).

10.10     --Tax Sharing Agreement, dated as of January 31, 1994, among GAF, G-I
            Holdings and BMCA (incorporated by reference to Exhibit 10.6 to the Deferred Coupon Note Registration Statement).

10.11     --Form of Option Agreement relating to Series A Cumulative Redeemable
            Convertible Preferred Stock (incorporated by reference to Exhibit
            10.9 to BMCA's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K")).*

10.12     --Forms of Amendment to Option Agreement relating to Series A
            Cumulative Redeemable Convertible Preferred Stock.*

10.13     --Form of Option Agreement relating to Series A Cumulative Redeemable
            Convertible Preferred Stock.*


10.14     --Reorganization Agreement, dated as of January 31, 1994, among
            GAFBMC, G-I Holdings and BMCA (incorporated by reference to Exhibit
            10.9 to the Deferred Coupon Note Registration Statement).

10.15     --Stock Appreciation Right Agreement, dated January 1, 1997, between
            GAF Corporation and Sunil Kumar (incorporated by reference to
            Exhibit 10.11 to the 1996 Form 10-K).*

10.16     --Amended and Restated Stock Appreciation Right Agreement, dated
            January 1, 1997, between GAF Corporation and Sunil Kumar (incorporated by reference to Exhibit 10.12 to the 1996 Form 10-K).*

21        --Subsidiaries of BMCA.

27        --Financial Data Schedule for fiscal year 1997, which is submitted electronically to the Securities and Exchange Commission for information only.

-------------
*Management and/or compensatory plan or arrangement.