Form 10-Q
period 1998-03-29
BUILDING MATERIALS CORP OF AMERICA
filed 1998-05-13
CIK 927314

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended March 29, 1998

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

YES  /X/          NO  / /

As of May 8, 1998, 1,000,010 shares of the Registrant's common stock were outstanding. All of the voting stock of the Registrant is held by GAF Building Materials Corporation.

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS


                   BUILDING MATERIALS CORPORATION OF AMERICA

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                                  Quarter Ended
                                              ---------------------
                                              March 30,   March 29,
                                              ---------   ---------
                                                   (Thousands)


Net sales ..................................  $193,324     $212,429
                                              --------     --------
Costs and expenses:
  Cost of products sold ....................   143,166      158,034
  Selling, general and administrative.......    40,866       48,366
                                              --------     --------

    Total costs and expenses................   184,032      206,400
                                              --------     --------

Operating income ...........................     9,292        6,029
Interest expense ...........................    (9,846)     (12,692)
Other income, net...........................     3,426       10,267
                                              --------     --------

Income before income taxes..................     2,872        3,604
Income taxes ...............................    (1,119)      (1,404)
                                              --------     --------

Net income .................................  $  1,753    $   2,200
                                              ========    =========








                See Notes to Consolidated Financial Statements

                   BUILDING MATERIALS CORPORATION OF AMERICA

                          CONSOLIDATED BALANCE SHEETS

                                                                   March 29,
                                               December 31,      1998
                                                   1997      (Unaudited)
                                                    ------------   ---------
                                                            (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents.....................      $  12,921   $  12,236
  Investments in trading securities.............         62,059      53,946
  Investments in available-for-sale securities..        161,290     119,593
  Investments in held-to-maturity securities....            499           -
  Other short-term investments .................         19,488      20,459
  Accounts receivable, trade, net ..............         13,643      17,412
  Accounts receivable, other....................         50,839      79,321
  Receivable from related parties, net..........          5,151      26,561
  Loan receivable from related party............          6,152           -
  Inventories...................................         72,254     104,093
  Other current assets..........................          6,243       7,354
                                                      ---------   ---------
    Total Current Assets........................        410,539     440,975
Property, plant and equipment, net..............        241,946     247,474
Goodwill, net...................................         70,046      69,556
Deferred income tax benefits....................         35,981      37,077
Receivable from related parties ................         31,661           -
Other assets....................................         17,113      17,219
                                                      ---------   ---------
Total Assets....................................      $ 807,286   $ 812,301
                                                      =========   =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Short-term debt...............................      $  26,944   $  16,478
  Current maturities of long-term debt..........          3,801       3,875
  Accounts payable..............................         55,642      66,336
  Accrued liabilities...........................         26,298      41,032
  Reserve for product warranty claims...........         13,100      13,100
                                                      ---------   ---------
    Total Current Liabilities...................        125,785     140,821
                                                      ---------   ---------

Long-term debt less current maturities..........        555,446     548,155
                                                      ---------   ---------

Reserve for product warranty claims.............         23,881      23,401
                                                      ---------   ---------

Other liabilities...............................         19,175      18,561
                                                      ---------   ---------
Stockholder's Equity:
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    100,000 shares authorized; no shares issued               -           -
  Common stock, $.001 par value per share;
    1,050,000 shares authorized;
    1,000,010 shares issued and outstanding ....              1           1
  Additional paid-in capital....................         86,910      86,910
  Accumulated deficit...........................        (14,083)    (11,883)
  Accumulated other comprehensive income........         10,171       6,335
                                                      ---------   ---------

    Stockholder's Equity .......................         82,999      81,363
                                                      ---------   ---------
 Total Liabilities and Stockholder's Equity .....     $ 807,286   $ 812,301
                                                      =========   =========
                See Notes to Consolidated Financial Statements

                   BUILDING MATERIALS CORPORATION OF AMERICA

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                             Quarter Ended
                                                          --------------------
                                                          March 30,  March 29,
                                                             1997      1998
                                                          ---------  ---------
                                                               (Thousands)

Cash and cash equivalents, beginning of period........... $124,560    $ 12,921
                                                          --------    --------

Cash provided by (used in) operating activities:
  Net income.............................................    1,753       2,200
  Adjustments to reconcile net income to net cash used
    in operating activities:
      Depreciation ......................................    5,263       5,998
      Goodwill amortization..............................      428         492
      Deferred income taxes..............................    1,069       1,357
      Noncash interest charges...........................    6,486       7,448
   Increase in working capital items.....................  (49,638)    (36,827)
   Purchases of trading securities.......................  (24,095)    (26,353)
   Proceeds from sales of trading securities.............    2,807      30,368
   Change in net receivable from/payable to related
      parties............................................  (22,879)     10,251
   Other, net............................................   (2,073)      2,515
                                                          --------    --------
Net cash used in operating activities....................  (80,879)     (2,551)
                                                          --------    --------

Cash provided by (used in) investing activities:
  Capital expenditures and acquisition...................  (31,899)    (11,731)
  Purchases of available-for-sale securities.............  (64,182)    (16,031)
  Purchases of held-to-maturity securities...............   (4,598)          -
  Proceeds from sales of available-for-sale securities...   18,058      51,439
  Proceeds from held-to-maturity securities..............    5,955         499
                                                          --------    --------

Net cash provided by (used in) investing activities......  (76,666)     24,176
                                                          --------    --------

Cash provided by (used in) financing activities:
  Proceeds (repayments) from sale of accounts receivable.   (1,858)     (2,944)
  Increase (decrease) in short-term debt.................   42,178     (10,466)
  Increase (decrease) in borrowings under revolving
    credit facility......................................      425     (14,000)
  Repayments of long-term debt...........................     (827)       (921)
  Decrease in loan receivable from related party.........        -       6,152
  Payments of asbestos claims............................   (3,062)          -
  Financing fees and expenses............................      (57)       (131)
                                                          --------    --------
Net cash provided by (used in) financing activities......   36,799     (22,310)
                                                          --------    --------
Net change in cash and cash equivalents.................. (120,746)       (685)
                                                          --------    --------
Cash and cash equivalents, end of period................. $  3,814    $ 12,236
                                                          ========    ========

                   BUILDING MATERIALS CORPORATION OF AMERICA

                                                              Quarter Ended
                                                          --------------------
                                                          March 30,  March 29,
                                                            1997       1998
                                                          ---------  ---------
                                                              (Thousands)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).............     $  1,058  $  1,006
    Income taxes.....................................          101       598

Acquisition of Leatherback Industries business,
  net of $8 cash acquired:
    Fair market value of assets acquired.............     $ 27,167
    Purchase price of acquisition....................       25,531
                                                          --------

    Liabilities assumed..............................     $  1,636
                                                          ========



























                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Building Materials Corporation of America (the "Company") is a wholly-owned subsidiary of GAF Building Materials Corporation ("GAFBMC"), which is an indirect, wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of GAF Corporation ("GAF"). The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at March 29, 1998, and the results of operations and cash flows for the periods ended March 30, 1997 and March 29, 1998. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Form 10-K").

Note 1:  Comprehensive Income
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. In the Company's case, comprehensive income includes net income, unrealized gains and losses from investments in available-for-sale securities, and pension liability adjustments.
                                                              Quarter Ended
                                                         ---------------------
                                                          March 30,  March 29,
                                                             1997       1998
                                                         ----------  ---------
                                                               (Thousands)

Net income..............................................  $  1,753   $  2,200
                                                          --------   --------
Other comprehensive income, net of tax:
  Unrealized gains on available-for-sale securities:
  Unrealized holding gains arising during the period,
    net of income tax effect of $1,670 and $1,849.......     2,613      2,894
  Less:  Reclassification adjustment for gains
    included in net income, net of income tax effect
    of $547 and $4,302..................................      (858)    (6,730)
                                                          --------   --------
Total other comprehensive income (loss) ................     1,755     (3,836)
                                                          --------   --------
Comprehensive income (loss) ............................  $  3,508   $ (1,636)
                                                          ========   ========

     Changes in the components of "Accumulated other comprehensive income" for the quarter ended March 29, 1998 are as follows:

                                     Unrealized
                                  Gains on    Minimum     Accumulated
                                  Available-  Pension     Other
                                  for-sale    Liability   Comprehensive
                                  Securities  Adjustment  Income
                                  ----------  ----------  -------------
                                             (Thousands)

Balance, December 31, 1997....    $11,102     $  (931)    $10,171
Change for the period.........     (3,836)          -      (3,836)
                                  -------     -------     -------
Balance, March 29, 1998.......    $ 7,266     $  (931)    $ 6,335
                                  =======     =======     =======


Note 2:   Inventories:

     Inventories comprise the following:
                                          December 31,     March 29,
                                              1997           1998
                                          ------------     ---------

                                                  (Thousands)

     Finished goods.....................     $ 38,459      $ 66,051
     Work in process....................       10,180        11,652
     Raw materials and supplies.........       24,670        27,445
                                             --------      --------

     Total..............................       73,309       105,148
     Less LIFO reserve..................       (1,055)       (1,055)
                                             --------      --------

     Inventories........................     $ 72,254      $104,093
                                             ========      ========


Note 3:   Contingencies

Asbestos Litigation Against GAFBMC

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

     GAFBMC has advised the Company that, as of March 28, 1998, it is defending approximately 98,700 lawsuits involving alleged Asbestos Claims, having resolved approximately 245,000 Asbestos Claims. During the first quarter of 1998, GAFBMC resolved approximately 10,500 Asbestos Claims and received notice of approximately 29,900 new Asbestos Claims.

     GAFBMC has stated that it is committed to effecting a comprehensive resolution of Asbestos Claims, that it is exploring a number of options, both judicial and legislative, to accomplish such resolution, but there can be no assurance that this effort will be successful.

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

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations - First Quarter 1998 Compared With
                        First Quarter 1997

     The Company recorded first quarter 1998 net income of $2.2 million compared with $1.8 million in the first quarter of 1997. The 22.2% increase in net income reflected higher investment income, partially offset by lower operating income and higher interest expense.

     The Company's net sales for the first quarter of 1998 were $212.4 million, a 9.9% increase over last year's sales of $193.3 million. The sales growth occurred in both residential and commercial products. The increase in residential product sales reflected higher unit volumes, partially offset by lower average selling prices. The increase in commercial product sales reflected both higher unit volumes and higher average selling prices.

     Gross profit margin decreased slightly to 25.6% in the first quarter of 1998 from 25.9% in the first quarter of 1997, resulting primarily from the lower average residential selling prices, partially offset by lower manufacturing costs.

     Operating income for the first quarter of 1998 was $6.0 million compared with $9.3 million in the first quarter of 1997. The decline in operating income was attributable to increased selling, general and administrative expenses, partially offset by the impact of higher product sales. Selling, general and administrative expenses increased by 18.3% to $48.4 million compared with last year's $40.9 million. In addition to higher expenses resulting from increased sales volume, the Company incurred increased distribution costs due to rail carrier service problems in certain regions of the country requiring utilization of higher-cost transportation alternatives, together with higher expenses relating to expanded marketing efforts.

     Interest expense increased to $12.7 million in the first quarter of 1998 from $9.8 million last year due to higher debt levels, mainly reflecting the issuance in October 1997 of $100 million in aggregate principal amount at maturity of 8% Senior Notes due 2007. Other income, net, was $10.3 million for the quarter compared with $3.4 million last year, reflecting higher investment income.


Liquidity and Financial Condition

     Net cash inflow during the first quarter of 1998 was $21.6 million before financing activities, and included the use of $2.6 million of cash for operations, the reinvestment of $11.7 million for capital programs, and the generation of $35.9 million from net sales of available-for-sale and held-to-maturity securities.

     Cash invested in additional working capital totaled $36.8 million during the first quarter of 1998, primarily reflecting a seasonal increase in inventories of $31.8 million and a $28.9 million increase in the receivable from the trust which purchases the Company's trade accounts receivable, partially offset by a $25.4 million increase in accounts payable and accrued liabilities. Accrued liabilities increased by $14.7 million to $41.0 million as a result of additional accrued interest payable and seasonal increases in accrued distribution costs and other plant operating accruals. Cash from operating activities also reflected a $10.3 million cash inflow from related party transactions and a $4.0 million cash inflow from net sales of trading securities.

     Net cash used in financing activities totaled $22.3 million during the first quarter of 1998, mainly reflecting a $14.0 million decrease in borrowings under the Company's bank revolving credit facility and a $10.5 million decrease in short-term borrowings, partially offset by a $6.2 million cash inflow from the repayment of a loan to a related party.

     As a result of the foregoing factors, cash and cash equivalents decreased by $0.7 million during the first quarter to $12.2 million (excluding $194.0 million of trading and available-for-sale securities and other short-term investments).

     The Company has significantly upgraded its information systems capabilities and is in the process of finalizing the roll-out of an interactive network connecting all of its locations. In conjunction with this initiative, the Company is addressing its "Year 2000" compliance issues and does not believe that the costs associated with, or the impact of, these issues will have a material adverse effect on the operations, liquidity or capital resources of the Company. At this time, the Company has no information concerning the impact of Year 2000 issues on its suppliers and customers.

     See Note 3 to Consolidated Financial Statements for information regarding contingencies.

                                    PART II

                               OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b)  No Reports on Form 8-K were filed during the quarter ended
     March 29, 1998.

                                  SIGNATURES
                                  -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BUILDING MATERIALS CORPORATION OF AMERICA


DATE:  May 12, 1998         BY: /s/William C. Lang
       ------------             ------------------

                                William C. Lang
                                 Senior Vice President and
                                   Chief Financial Officer
                                (Principal Financial and Accounting Officer)