Form 10-Q
period 1998-06-28
BUILDING MATERIALS CORP OF AMERICA
filed 1998-08-12
CIK 927314

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended June 28, 1998

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

YES  /X/          NO  / /

As of August 10, 1998, 1,015,010 shares of the Registrant's Class A common stock and 15,000 shares of the Registrant's Class B common stock were outstanding.

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS


                   BUILDING MATERIALS CORPORATION OF AMERICA

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                      Second Quarter Ended  Six Months Ended
                                      -------------------- ------------------
                                      June 29,   June 28,  June 29,  June 28,
                                        1997       1998      1997      1998
                                      --------   --------  --------  --------
                                                     (Thousands)

Net sales ............................ $255,934   $286,227  $449,258  $498,656
                                       --------   --------  --------  --------
Costs and expenses:
  Cost of products sold ..............  180,191    200,496   323,357   358,530
  Selling, general and administrative.   50,810     59,017    91,676   107,383
                                       --------   --------  --------  --------

    Total costs and expenses..........  231,001    259,513   415,033   465,913
                                       --------   --------  --------  --------

Operating income .....................   24,933     26,714    34,225    32,743
Interest expense .....................  (10,253)   (12,713)  (20,099)  (25,405)
Other income, net.....................    1,934      4,086     5,360    14,353
                                       --------   --------  --------  --------

Income before income taxes............   16,614     18,087    19,486    21,691
Income taxes .........................   (6,481)    (7,055)   (7,600)   (8,459)
                                       --------   --------  --------  --------

Net income ........................... $ 10,133   $ 11,032  $ 11,886  $ 13,232
                                       ========   ========  ========  ========








                See Notes to Consolidated Financial Statements

                   BUILDING MATERIALS CORPORATION OF AMERICA

                          CONSOLIDATED BALANCE SHEETS

                                                                     June 28,
                                                     December 31,      1998
                                                          1997      (Unaudited)
                                                     ------------   -----------
                                                             (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents.....................      $  12,921     $  34,067
  Investments in trading securities.............         62,059         1,132
  Investments in available-for-sale securities..        161,290       122,600
  Investments in held-to-maturity securities....            499             -
  Other short-term investments..................         19,488        21,438
  Accounts receivable, trade, net...............         13,643        32,373
  Accounts receivable, other....................         50,839        57,913
  Receivable from related parties, net..........          5,151             -
  Loan receivable from related party............          6,152             -
  Inventories...................................         72,254       117,544
  Other current assets..........................          6,243         8,671
                                                      ---------     ---------
    Total Current Assets........................        410,539       395,738
Property, plant and equipment, net..............        241,946       279,554
Goodwill, net...................................         70,046        80,752
Deferred income tax benefits....................         35,981        33,366
Receivable from related parties ................         31,661             -
Other assets....................................         17,113        15,404
                                                      ---------     ---------
Total Assets....................................      $ 807,286     $ 804,814
                                                      =========     =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Short-term debt...............................      $  26,944     $   2,111
  Current maturities of long-term debt..........          3,801         4,183
  Accounts payable..............................         55,642        65,664
  Payable to related parties, net...............              -         9,175
  Accrued liabilities...........................         26,298        47,768
  Reserve for product warranty claims...........         13,100        13,100
                                                      ---------       -------
    Total Current Liabilities...................        125,785       142,001
                                                      ---------     ---------
Long-term debt less current maturities..........        555,446       534,843
                                                      ---------     ---------
Reserve for product warranty claims.............         23,881        21,591
                                                      ---------     ---------
Other liabilities...............................         19,175        19,132
                                                      ---------     ---------
Stockholder's Equity:
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    100,000 shares authorized; no shares issued               -             -
  Common stock, $.001 par value per share;
    1,050,000 shares authorized;
    1,000,010 shares issued and outstanding ....              1             1
  Additional paid-in capital....................         86,910        86,910
  Accumulated deficit...........................        (14,083)         (851)
  Accumulated other comprehensive income........         10,171         1,187
                                                      ---------     ---------

    Stockholder's Equity .......................         82,999        87,247
                                                      ---------     ---------
 Total Liabilities and Stockholder's Equity ....      $ 807,286     $ 804,814
                                                      =========     =========

                See Notes to Consolidated Financial Statements

                   BUILDING MATERIALS CORPORATION OF AMERICA

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                            Six Months Ended
                                                          --------------------
                                                          June 29,    June 28,
                                                            1997        1998
                                                          ---------   --------
                                                               (Thousands)

Cash and cash equivalents, beginning of period........... $124,560    $ 12,921
                                                          --------    --------

Cash provided by (used in) operating activities:
  Net income.............................................   11,886      13,232
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation ......................................   10,916      12,378
      Goodwill amortization..............................      920       1,002
      Deferred income taxes..............................    7,499       8,358
      Noncash interest charges...........................   13,116      14,920
  Increase in working capital items......................  (73,609)    (43,931)
  Purchases of trading securities........................  (39,750)    (61,049)
  Proceeds from sales of trading securities..............   13,410      77,111
  Change in net receivable from/payable to related
    parties..............................................  (21,842)     45,987
  Other, net.............................................   (3,772)      2,867
                                                          --------    --------
Net cash provided by (used in) operating activities......  (81,226)     70,875
                                                          --------    --------

Cash provided by (used in) investing activities:
  Capital expenditures...................................  (15,066)    (23,548)
  Acquisitions...........................................  (25,531)    (43,468)
  Purchases of available-for-sale securities.............  (80,189)    (32,808)
  Purchases of held-to-maturity securities...............   (4,591)          -
  Proceeds from sales of available-for-sale securities...   84,363      96,604
  Proceeds from held-to-maturity securities..............    7,917         499
                                                          --------    --------

Net cash used in investing activities....................  (33,097)     (2,721)
                                                          --------    --------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..............   23,694       7,478
  Increase (decrease) in short-term debt.................      538     (24,833)
  Decrease in borrowings under revolving credit facility.        -     (34,000)
  Repayments of long-term debt...........................   (1,672)     (1,629)
  Decrease in loan receivable from related party.........        -       6,152
  Distribution to parent company.........................  (18,000)          -
  Payments of asbestos claims............................   (3,062)          -
  Financing fees and expenses............................     (207)       (176)
                                                          --------    --------
Net cash provided by (used in) financing activities......    1,291     (47,008)
                                                          --------    --------
Net change in cash and cash equivalents.................. (113,032)     21,146
                                                          --------    --------
Cash and cash equivalents, end of period................. $ 11,528    $ 34,067
                                                          ========    ========


                See Notes to Consolidated Financial Statements

                   BUILDING MATERIALS CORPORATION OF AMERICA

                                                            Six Months Ended
                                                          --------------------
                                                           June 29,   June 28,
                                                             1997       1998
                                                          ---------  ---------
                                                               (Thousands)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).............     $  6,994   $ 10,279
    Income taxes.....................................          138        800

Acquisition of Leatherback Industries business,
  net of $8 cash acquired:
    Fair market value of assets acquired.............     $ 27,167
    Purchase price of acquisition....................       25,531
                                                          --------
    Liabilities assumed..............................     $  1,636
                                                          ========


Acquisition of Leslie-Locke, Inc.:
  Fair market value of assets acquired...............                $ 59,318
  Purchase price of acquisition......................                  43,468
                                                                     --------
  Liabilities assumed................................                $ 15,850
                                                                     ========














                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Building Materials Corporation of America (the "Company") is a wholly-owned subsidiary of GAF Building Materials Corporation ("GAFBMC"), which is an indirect, wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of GAF Corporation ("GAF"). The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at June 28, 1998, and the results of operations and cash flows for the periods ended June 29, 1997 and June 28, 1998. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Form 10-K").

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
                                       Second Quarter Ended  Six Months Ended
                                       -------------------- ------------------
                                        June 29,  June 28,  June 29, June 28,
                                          1997      1998      1997     1998
                                        --------  --------  -------- --------
                                                      (Thousands)

Net income..............................$ 10,133  $ 11,032  $ 11,886 $ 13,232
                                        --------  --------  -------- --------
Other comprehensive income, net of tax:
  Unrealized gains on available-for-
    sale securities:
  Unrealized holding gains (losses)
    arising during the period, net of
    income tax (provision) benefit of
    $(2,095), $378, $(3,765)
    and $(1,471)........................   3,277      (589)    5,890    2,305
  Less:  Reclassification adjustment
    for gains included in net income,
    net of income tax effect of $2,371
    $ 2,913, $2,918, and $ 7,215........  (3,708)   (4,559)   (4,566) (11,289)
                                        --------  --------  -------- --------
Total other comprehensive income (loss).    (431)   (5,148)    1,324   (8,984)
                                        --------  --------  -------- --------
Comprehensive income....................$  9,702  $  5,884  $ 13,210 $  4,248
                                        ========  ========  ======== ========

     Changes in the components of "Accumulated other comprehensive income" for the six months ended June 28, 1998 are as follows:

                                     Unrealized
                                  Gains on    Minimum     Accumulated
                                  Available-  Pension     Other
                                  for-sale    Liability   Comprehensive
                                  Securities  Adjustment  Income
                                  ----------  ----------  -------------
                                             (Thousands)

Balance, December 31, 1997....    $ 11,102    $   (931)   $ 10,171
Change for the period.........      (8,984)          -      (8,984)
                                  --------    --------    --------
Balance, June 28, 1998........    $  2,118    $   (931)   $  1,187
                                  ========    ========    ========

Note 2:   Inventories:

     Inventories consist of the following:
                                          December 31,   June 28,
                                              1997         1998
                                          ------------   --------

                                                (Thousands)

     Finished goods.....................    $ 38,459     $ 74,410
     Work in process....................      10,180       11,517
     Raw materials and supplies.........      24,670       32,672
                                            --------     --------

     Total..............................      73,309      118,599
     Less LIFO reserve..................      (1,055)      (1,055)
                                            --------     --------

     Inventories........................    $ 72,254     $117,544
                                            ========     ========

Note 3:   Acquisition

     Effective June 1, 1998, the Company purchased for approximately $43.5 million substantially all of the assets of Leslie-Locke Inc. ("Leslie-Locke"), a wholly-owned subsidiary of Leslie Building Products, Inc., which manufactures and markets a variety of specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries from manufacturing facilities in Burgaw, North Carolina and Compton, California. Leslie-Locke had 1997 sales of approximately $90 million. The acquisition will be accounted for under the purchase method of accounting. The results of Leslie-Locke are included from the date of acquisition and are not material to the results presented in the foregoing financial statements. This acquisition, if it had occurred on January 1, 1998, would not have had a material impact on results of operations for the six months ended June 28, 1998.

Note 4:   Termination of Interest Rate Swap Agreements

     In June 1998, the Company terminated interest rate swap agreements related to its 11 3/4% Senior Deferred Coupon Notes due 2004 with an aggregate ending notional principal amount of $60.0 million, resulting in gains of $0.7 million. The gains have been deferred and will be amortized as a reduction of interest expense over the remaining original life of the swaps.


Note 5:   Contingencies

Asbestos Litigation Against GAF

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

     GAF has advised the Company that, as of June 27, 1998, it is defending approximately 113,000 pending alleged Asbestos Claims (having received notice of approximately 55,900 new Asbestos Claims during the first six months of
1998) and has resolved approximately 256,700 Asbestos Claims (including approximately 22,200 in the first six months of 1998). GAF has advised the Company that it believes that a significant portion of the claims filed in the first six months of 1998 were already pending against other defendants for some period of time, with GAF being added as a defendant upon the lifting in 1997 of the injunction relating to the Georgine class action settlement. During 1997, GAF resolved approximately 11,000 Asbestos Claims of which approximately 9,900 were resolved (including Asbestos Claims disposed of at no cost to GAF) for an average cost of approximately $4,070 per claim. GAF's share of the costs with respect to approximately 1,100 Asbestos Claims resolved during 1997 has not yet been determined. There can be no assurance that the actual costs of resolving pending and future Asbestos Claims will approximate GAF's historic average costs.

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

Note 6.   Subsequent Events

     On July 15, 1998, the Company recorded a nonrecurring charge of $7.6 million related to a grant to an executive officer of 30,000 shares of restricted common stock of the Company and certain cash payments to be made to such officer over a specified time period.

     On July 17, 1998, the Company issued $150 million in aggregate principal amount at maturity of 7 3/4% Senior Notes due 2005. As of August 11, 1998, the Company had used a portion of the net proceeds from this issue to purchase (and subsequently cancel), $132.6 million in aggregate principal amount at maturity of the Company's 11 3/4% Senior Deferred Coupon Notes due 2004. In connection with this purchase, the Company recorded an extraordinary loss of $9.3 million in July 1998.

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Second Quarter 1998 Compared With
                        Second Quarter 1997

     The Company recorded second quarter 1998 net income of $11.0 million compared with $10.1 million in the second quarter of 1997. The 8.9% increase in net income reflected higher operating and other income, partially offset by increased interest expense.

     The Company's net sales for the second quarter of 1998 were $286.2 million, an 11.8% increase over last year's sales of $255.9 million. The net sales gains occurred in both the residential and commercial product lines. The increase in residential net sales reflected both higher unit volumes and higher average selling prices, while the increase in net sales of commercial roofing products was primarily from higher unit volumes.

     Operating income for the second quarter of 1998 was $26.7 million compared with $24.9 million in the second quarter of 1997. The 7.2% improvement in operating income was achieved due to an improved gross margin offset by higher distribution costs, primarily due to rail carrier service problems in certain regions of the country requiring the use of higher-cost transportation alternatives and by increased selling and administrative expenses related to expanded marketing efforts. Selling, general and administrative expenses increased by 16.1% to $59.0 million compared with last year's $50.8 million.

     Interest expense increased to $12.7 million in the second quarter of 1998 from $10.3 million last year due to higher debt levels, mainly reflecting the issuance in October 1997 of $100 million in aggregate principal amount at maturity of 8% Senior Notes due 2007. Other income, net, was $4.1 million for the second quarter compared with $1.9 million last year, reflecting higher investment income and lower other expenses, principally legal expenses from certain litigation in the prior year.


Results of Operations - Six Months 1998 Compared With
                        Six Months 1997

     For the first six months of 1998, the Company recorded net income of $13.2 million compared with $11.9 million for the first six months of 1997. The 10.9% increase in net income resulted from higher investment income, partially offset by lower operating income and higher interest expense.

     The Company's net sales for the first six months of 1998 were $498.7 million, an 11.0% increase over last year's sales of $449.3 million. The net sales growth occurred in both the residential and commercial product lines and resulted primarily from higher unit sales volumes.

     Operating income for the first six months of 1998 was $32.7 million compared with $34.2 million in the first six months of 1997. The decline in operating income was attributable to higher distribution costs due to rail service problems and higher selling and administrative expenses resulting from broader marketing efforts, partially offset by the impact of higher product sales and lower manufacturing costs. Selling, general and administrative expenses increased by 17.1% to $107.4 million compared with last year's $91.7 million.

     Interest expense increased to $25.4 million in the first six months of 1998 from $20.1 million last year due to higher debt levels, mainly reflecting the issuance in October 1997 of $100 million in aggregate principal amount at maturity of 8% Senior Notes due 2007. Other income, net, was $14.4 million compared with $5.4 million last year, principally reflecting higher investment income.


Liquidity and Financial Condition

     Net cash inflow during the first six months of 1998 was $68.2 million before financing activities, and included $70.9 million of cash generated from operations, the reinvestment of $23.5 million for capital programs, the acquisition of Leslie-Locke, Inc. for $43.5 million (see Note 3 to Consolidated Financial Statements), and the generation of $64.3 million from net sales of available-for-sale and held-to-maturity securities.

     Cash invested in additional working capital totaled $43.9 million during the first six months of 1998, primarily reflecting a seasonal increase in inventories of $31.9 million and a $26.8 million increase in receivables, partially offset by a $16.6 million increase in accounts payable and accrued liabilities. Accrued liabilities increased by $21.5 million to $47.8 million as a result of additional accrued interest payable and seasonal increases in accrued distribution costs and other plant operating accruals. Cash from operating activities also reflected a $46.0 million cash inflow as a result of repayments of advances by GAF, G-I Holdings and their subsidiaries which were made by the Company in 1997, and a $16.1 million cash inflow from net sales of trading securities.

     Net cash used in financing activities totaled $47.0 million during the first six months of 1998, mainly reflecting a $34.0 million paydown of borrowings under the Company's bank revolving credit facility and a $24.8 million decrease in short-term borrowings, partially offset by a $6.2 million cash inflow from the repayment of a loan by a related party and $7.5 million proceeds from the sale of receivables.

     As a result of the foregoing factors, cash and cash equivalents increased by $21.1 million during the first six months of 1998 to $34.1 million (excluding $145.2 million of trading and available-for-sale securities and other short-term investments).

     In June 1998, the Company terminated interest rate swap agreements related to its 11 3/4% Senior Deferred Coupon Notes due 2004 with an aggregate ending notional principal amount of $60.0 million, resulting in gains of $0.7 million. The gains have been deferred and will be amortized as a reduction of interest expense over the remaining original life of the swaps.

     On July 17, 1998, the Company issued $150 million in aggregate principal amount at maturity of 7 3/4% Senior Notes due 2005. The Company used a portion of the net proceeds from this issue to purchase (and subsequently cancel) $132.6 million in aggregate principal amount at maturity of the Company's
11 3/4% Senior Deferred Coupon Notes due 2004 ("Deferred Coupon Notes") and intends to use the remaining net proceeds from this issue to purchase (and subsequently cancel) up to an additional $17.4 million in aggregate principal amount at maturity of such Deferred Coupon Notes. If the Company purchases (and subsequently cancels) an aggregate of $150 million in aggregate principal amount at maturity of such Deferred Coupon Notes, the Company would record a total extraordinary loss of approximately $10 million. See Note 6 to Consolidated Financial Statements.

     The Company has significantly upgraded its information systems capabilities and is in the process of finalizing the roll-out of an interactive network connecting all of its locations. In conjunction with this initiative, the Company is addressing its "Year 2000" compliance issues and does not believe that the costs associated with, or the impact of, these issues will have a material adverse effect on the operations, liquidity or capital resources of the Company. At this time, the Company is in the process of reviewing the Year 2000 compliance of its major suppliers and customers.

     From time to time, the Company reviews the reserves established for estimated probable future warranty claims. The Company is currently undertaking a review of these reserves and, before the end of the fiscal year, could increase reserves relating to its residential roofing products by approximately $6 million to $12 million on an after tax basis.

     See Notes 5 and 6 to Consolidated Financial Statements for information regarding contingencies and subsequent events.


Forward-looking Statements

     This Form 10-Q may contain certain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by use of statements that include phrases such as the Company or its management "believes," "expects," "anticipates," "intends," "plans," "foresees" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included herein are made only as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                    PART II

                               OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b)  No Reports on Form 8-K were filed during the quarter ended
     June 28, 1998.

                                  SIGNATURES
                                  -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BUILDING MATERIALS CORPORATION OF AMERICA


DATE:  August 7, 1998         BY: /s/William C. Lang
       --------------             ------------------

                                  William C. Lang
                                   Senior Vice President and
                                     Chief Financial Officer
                                   (Principal Financial and Accounting Officer)