Form 10-Q
period 1998-09-27
BUILDING MATERIALS CORP OF AMERICA
filed 1998-11-06
CIK 927314

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended September 27, 1998

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

YES  /X/          NO  / /

As of November 5, 1998, 1,015,010 shares of the Registrant's Class A common stock and 15,000 shares of the Registrant's Class B common stock were outstanding.

                         Part I - FINANCIAL INFORMATION
                          Item 1 - FINANCIAL STATEMENTS


                    BUILDING MATERIALS CORPORATION OF AMERICA

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                        Third Quarter Ended   Nine Months Ended
                                        -------------------- -------------------
                                        Sept. 28,  Sept. 27, Sept. 28, Sept. 27,
                                           1997       1998      1997      1998
                                        ---------  --------- --------- ---------
                                                       (Thousands)

Net sales ............................ $274,356   $313,617  $723,614  $812,273
                                       --------   --------  --------  --------
Costs and expenses:
  Cost of products sold ..............  197,934    220,246   521,291   578,776
  Selling, general and administrative.   50,344     66,483   141,100   172,864
  Goodwill amortization ..............      501        571     1,421     1,573
  Nonrecurring charges (Note 1) ......        -     27,563         -    27,563
                                       --------   --------  --------  --------

    Total costs and expenses..........  248,779    314,863   663,812   780,776
                                       --------   --------  --------  --------

Operating income (loss) ..............   25,577     (1,246)   59,802    31,497
Interest expense .....................  (10,395)   (12,270)  (30,494)  (37,675)
Other income, net.....................    3,504      6,564     8,864    20,917
                                       --------   --------  --------  --------

Income (loss) before income taxes
  and extraordinary item .............   18,686     (6,952)   38,172    14,739
Income tax (provision) benefit .......   (7,287)     2,784   (14,887)   (5,675)
                                       --------   --------  --------  --------
Income (loss) before extraordinary
  item ...............................   11,399     (4,168)   23,285     9,064
Extraordinary item, net of income tax
  benefit of $5,845 ..................        -     (9,336)        -    (9,336)
                                       --------   --------  --------  --------
Net income (loss) .................... $ 11,399   $(13,504) $ 23,285  $   (272)
                                       ========   ========  ========  ========








                 See Notes to Consolidated Financial Statements

                    BUILDING MATERIALS CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS
                                                                     Sept. 27,
                                                     December 31,      1998
                                                          1997      (Unaudited)
                                                     ------------   -----------
                                                             (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents.........................  $  12,921     $  51,114
  Investments in trading securities.................     62,059        32,162
  Investments in available-for-sale securities......    161,290        95,486
  Investments in held-to-maturity securities........        499         6,344
  Other short-term investments......................     19,488        20,587
  Accounts receivable, trade, net...................     13,643        11,698
  Accounts receivable, other........................     50,839        71,471
  Receivable from related parties, net..............      5,151             -
  Loan receivable from related party................      6,152             -
  Inventories.......................................     72,254       103,444
  Other current assets..............................      6,243         7,200
                                                      ---------     ---------
    Total Current Assets............................    410,539       399,506
Property, plant and equipment, net..................    241,946       300,611
Goodwill, net.......................................     70,046        80,431
Deferred income tax benefits........................     35,981        51,050
Receivable from related parties ....................     31,661             -
Other assets........................................     17,113        17,785
                                                      ---------     ---------
Total Assets........................................  $ 807,286     $ 849,383
                                                      =========     =========
LIABILITIES AND STOCKHOLDER'S EQUITY Current Liabilities:
  Short-term debt...................................  $  26,944     $   2,388
  Current maturities of long-term debt..............      3,801         4,024
  Accounts payable..................................     55,642        74,072
  Payable to related parties, net...................          -         3,780
  Accrued liabilities...............................     26,298        58,817
  Reserve for product warranty claims...............     13,100        21,725
                                                      ---------     ---------
    Total Current Liabilities.......................    125,785       164,806
                                                      ---------     ---------
Long-term debt less current maturities..............    555,446       569,552
                                                      ---------     ---------
Reserve for product warranty claims.................     23,881        30,719
                                                      ---------     ---------
Other liabilities...................................     19,175        22,352
                                                      ---------     ---------
Stockholder's Equity:
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    100,000 shares authorized; no shares issued               -             -
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,000,010
    and 1,015,010 shares issued and outstanding,
    respectively ...................................          1             1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 0 and 15,000 shares
    issued and outstanding, respectively ...........          -             -
  Additional paid-in capital........................     86,910        89,400
  Accumulated deficit...............................    (14,083)      (14,355)
  Accumulated other comprehensive income (loss).....     10,171       (13,092)
                                                      ---------     ---------

    Stockholder's Equity ...........................     82,999        61,954
                                                      ---------     ---------
 Total Liabilities and Stockholder's Equity ........  $ 807,286     $ 849,383
                                                      =========     =========

                 See Notes to Consolidated Financial Statements
                                        2

                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                            Nine Months Ended
                                                          ---------------------
                                                          Sept. 28,   Sept. 27,
                                                            1997        1998
                                                          ---------   --------
                                                                (Thousands)

Cash and cash equivalents, beginning of period........... $124,560    $ 12,921
                                                          --------    --------

Cash provided by (used in) operating activities:
  Net income (loss) .....................................   23,285        (272)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Extraordinary item ................................        -       9,336
      Depreciation ......................................   16,796      19,347
      Goodwill amortization..............................    1,421       1,573
      Deferred income taxes..............................   14,736       5,487
      Noncash interest charges...........................   20,125      20,203
  Increase in working capital items......................  (52,316)    (29,301)
  Purchases of trading securities........................  (60,470)   (117,914)
  Proceeds from sales of trading securities..............   46,217      98,987
  Change in net receivable from/payable to related
    parties..............................................  (22,282)     40,592
  Other, net.............................................   (3,364)     21,691
                                                          --------    --------
Net cash provided by (used in) operating activities......  (15,852)     69,729
                                                          --------    --------

Cash provided by (used in) investing activities:
  Capital expenditures...................................  (26,182)    (36,251)
  Acquisitions...........................................  (30,531)    (59,187)
  Purchases of available-for-sale securities............. (103,427)    (54,524)
  Purchases of held-to-maturity securities...............   (4,591)     (6,344)
  Proceeds from sales of available-for-sale securities...  125,445     122,187
  Proceeds from held-to-maturity securities..............   10,558         499
                                                          --------    --------

Net cash used in investing activities....................  (28,728)    (33,620)
                                                          --------    --------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..............   15,574      43,620
  Decrease in short-term debt............................        -     (24,556)
  Proceeds from issuance of debt ........................      662     149,361
  Decrease in borrowings under revolving credit facility.        -     (34,000)
  Repayments of long-term debt...........................   (2,610)   (135,443)
  Decrease in loan receivable from related party.........        -       6,152
  Distributions to parent company........................  (46,000)          -
  Payments of asbestos claims............................   (3,062)          -
  Financing fees and expenses............................     (430)     (3,050)
                                                          --------    --------
Net cash provided by (used in) financing activities......  (35,866)      2,084
                                                          --------    --------
Net change in cash and cash equivalents..................  (80,446)     38,193
                                                          --------    --------
Cash and cash equivalents, end of period................. $ 44,114    $ 51,114
                                                          ========    ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

                                                            Nine Months Ended
                                                          --------------------
                                                          Sept. 28,  Sept. 27,
                                                             1997       1998
                                                          ---------  ---------
                                                                (Thousands)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).............     $  8,193   $ 10,894
    Income taxes.....................................          130      1,041

Acquisition of Leatherback Industries business,
  net of $8 cash acquired:
    Fair market value of assets acquired.............     $ 27,167
    Purchase price of acquisition....................       25,531
                                                          --------
    Liabilities assumed..............................     $  1,636
                                                          ========


Acquisition of Leslie-Locke business:
  Fair market value of assets acquired...............                $ 59,318
  Purchase price of acquisition......................                  43,468
                                                                     --------
  Liabilities assumed................................                $ 15,850
                                                                     ========














                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Building Materials Corporation of America (the "Company") is a wholly-owned subsidiary of GAF Building Materials Corporation ("GAFBMC"), which is an indirect, wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of GAF Corporation ("GAF"). The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at September 27, 1998, and the results of operations and cash flows for the periods ended September 28, 1997 and September 27, 1998. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Form 10-K").



Note 1:  Nonrecurring Charges


     The Company recorded pre-tax nonrecurring charges in the third quarter of 1998 aggregating $27.6 million, of which $20.0 million related to the settlement of a national class action lawsuit involving asphalt shingles manufactured between January 1, 1973 and December 31, 1997. Under the terms of the September 1998 settlement, the Company will provide property owners whose GAF shingles were manufactured during this period and which suffer certain damages during the term of their original warranty period, and who file a qualifying claim, with an opportunity to receive certain limited benefits beyond those already provided in their existing warranty. The Company agreed to the settlement, payments against which will be made over a number of years, to avoid the expense required to defend such litigation.

         On July 15, 1998, the Company recorded a nonrecurring charge of $7.6 million related to a grant to its President and Chief Operating Officer of 30,000 shares of restricted common stock of the Company and certain cash payments to be made over a specified period of time to such officer in connection with the termination by an affiliate of preferred stock options and stock appreciation rights held by such officer.


Note 2:  Debt Refinancing -- Extraordinary Item

     On July 17, 1998, the Company issued $150 million in aggregate principal amount at maturity of 7-3/4% Senior Notes due 2005. The Company has used a portion of the net proceeds from this issue to purchase (and subsequently cancel) $132.6 million in aggregate principal amount at maturity of the Company's 11-3/4% Senior Deferred Coupon Notes due 2004. In connection with this purchase, the Company recorded an after-tax extraordinary charge of $9.3 million.

Note 3: Comprehensive Income



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

                                       Third Quarter Ended   Nine Months Ended
                                       -------------------- -------------------
                                       Sept. 28, Sept. 27,  Sept. 28, Sept. 27,
                                          1997     1998       1997      1998
                                       --------  --------   -------- ---------
                                                      (Thousands)

Net income (loss) .................... $ 11,399  $(13,504)  $ 23,285 $   (272)
                                       --------  --------   -------- --------
Other comprehensive income, net of tax:
  Unrealized gains (losses) on
    available-for-sale securities:
  Unrealized holding gains (losses)
    arising during the period, net of
    income tax (provision) benefit of
    $(335), $11,596, $(4,100)
    and $10,125 ......................      524   (18,482)     6,414  (16,177)
  Less:  Reclassification adjustment
    for gains (losses) included in net
    income, net of income tax
    (provision) benefit of
    $(663),$ 2,630, $(3,581), and
    $(4,585) .........................    1,037    (4,203)     5,603    7,086
                                       --------  --------   -------- --------
Total other comprehensive income (loss)    (513)  (14,279)       811  (23,263)
                                       --------  --------   -------- --------
Comprehensive income (loss) .......... $ 10,886  $(27,783)  $ 24,096 $(23,535)
                                       ========  ========   ======== ========

     Changes  in the  components  of  "Accumulated  other  comprehensive  income
(loss)" for the nine months ended September 27, 1998 are as follows:

                                  Unrealized
                                  Gains (losses) Minimum     Accumulated
                                  on Available-  Pension     Other
                                  for-sale       Liability   Comprehensive
                                  Securities     Adjustment  Income
                                  -------------- ----------  -------------
                                                (Thousands)

Balance, December 31, 1997 ...    $ 11,102       $   (931)   $ 10,171
Change for the period ........     (23,263)             -     (23,263)
                                  --------       --------    --------
Balance, September 27, 1998 ..    $(12,161)      $   (931)   $(13,092)
                                  ========       ========    ========

Note 4:   Inventories:

     Inventories consist of the following:
                                              December 31,   Sept. 27,
                                                  1997         1998
                                              ------------   ---------

                                                     (Thousands)

         Finished goods ..................    $ 38,459       $ 65,401
         Work in process .................      10,180          9,070
         Raw materials and supplies ......      24,670         30,028
                                              --------       --------

         Total ...........................      73,309        104,499
         Less LIFO reserve ...............      (1,055)        (1,055)
                                              --------       --------

         Inventories .....................    $ 72,254       $103,444
                                              ========       ========

Note 5:   Acquisition

     Effective June 1, 1998, the Company purchased for approximately $43.5 million substantially all of the assets of Leslie-Locke Inc. ("Leslie-Locke"), a wholly-owned subsidiary of Leslie Building Products, Inc., which manufactures and markets a variety of specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries from manufacturing facilities in Burgaw, North Carolina and Compton, California. Leslie-Locke had 1997 sales of approximately $90 million. The acquisition will be accounted for under the purchase method of accounting. The results of the Leslie-Locke business are included from the date of acquisition and are not material to the results presented in the foregoing financial statements for the nine months ended September 27, 1998.

Note 6:   Termination of Interest Rate Swap Agreements

     In June 1998, the Company terminated interest rate swap agreements related to its 11-3/4% Senior Deferred Coupon Notes due 2004 with an aggregate ending notional principal amount of $60.0 million, resulting in gains of $0.7 million. The gains have been deferred and will be amortized as a reduction of interest expense over the remaining original life of the swaps.


Note 7:   Contingencies

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

     GAF has advised the Company that, as of September 27, 1998, it is defending approximately 105,000 pending alleged Asbestos Claims (having received notice of approximately 74,400 new Asbestos Claims during the first nine months of 1998) and has resolved approximately 283,200 Asbestos Claims (including approximately 48,700 in the first nine months of 1998). GAF has advised the Company that it believes that a significant portion of the claims filed in the first nine months of 1998 were already pending against other defendants for some period of time, with GAF being added as a defendant upon the lifting in 1997 of the injunction relating to the Georgine class action settlement. During 1997, GAF resolved approximately 11,000 Asbestos Claims of which approximately 9,900 were resolved (including Asbestos Claims disposed of at no cost to GAF) for an average cost of approximately $4,070 per claim. GAF's share of the costs with respect to approximately 1,100 Asbestos Claims resolved during 1997 has not yet been determined. There can be no assurance that the actual costs of resolving pending and future Asbestos Claims will approximate GAF's historic average costs.

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


Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated sites, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods. At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. The Company believes that the ultimate disposition of such matters will not, individually or in the aggregate, have a material adverse effect on the business, results of operations or financial position of the Company.

     For  further  information   regarding   environmental   matters  and  other
litigation, reference is made to "Item 3. Legal Proceedings" contained in the Company's Form 10-K.


Tax Claim Against GAF

     On September 15, 1997, GAF received a notice from the Internal Revenue Service (the "Service") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a subsidiary of GAF, GAF Fiberglass Corporation ("GFC"), holds an interest. The claim of the Service for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GFC incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that GAF recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that GFC will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. GAF, G-I Holdings and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several current and former subsidiaries of GAF, should GFC be unable to satisfy such liability.

Note 8.  New Accounting Standard

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but may be adopted earlier. The Company has not yet determined the effect of adoption of SFAS No. 133 and has not determined the timing or method of adoption of the statement. Adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.


Note 9.  Subsequent Event


     On October 16, 1998, the Company announced that it has entered into a definitive agreement to sell its perlite insulation manufacturing assets to Johns Manville Corporation. The transaction, which has received regulatory approval, is expected to close during the fourth quarter. As part of the transaction, Johns Manville and the Company will enter into a long-term agreement to supply the Company with perlite insulation products, thus enabling the Company to continue to serve its commercial roofing customers.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Third Quarter 1998 Compared With
                        Third Quarter 1997

     The Company recorded a third quarter 1998 net loss of $13.5 million compared with net income of $11.4 million in the third quarter of 1997. The net loss for the quarter reflected the impact of pre-tax nonrecurring charges of $27.6 million and an after-tax extraordinary charge of $9.3 million. Excluding the effect of these charges, the Company's results reflected higher operating and other income, partially offset by increased interest expense.

     The Company's net sales for the third quarter of 1998 were $313.6 million, a 14.3% increase over last year's sales of $274.4 million, resulting from net sales gains in residential roofing and the inclusion of the Leslie-Locke business, acquired in June 1998 (see Note 5 to Consolidated Financial Statements), offset by lower net sales in the commercial roofing products. The increase in residential net sales reflected increased unit volumes and higher selling prices, while the decrease in net sales of commercial roofing products resulted from both lower unit volumes and selling prices.

              The Company recorded pre-tax nonrecurring charges in the third quarter of 1998 aggregating $27.6 million, of which $20.0 million related to the settlement of a national class action lawsuit involving asphalt shingles manufactured between January 1, 1973 and December 31, 1997. Under the terms of the September 1998 settlement, the Company will provide property owners whose GAF shingles were manufactured during this period and which suffer certain damages during the term of their original warranty period, and who file a qualifying claim, with an opportunity to receive certain limited benefits beyond those already provided in their existing warranty. The Company agreed to the settlement, payments against which will be made over a number of years, to avoid the expense required to defend such litigation. On July 15, 1998, the Company recorded a nonrecurring charge of $7.6 million related to a grant to its President and Chief Operating Officer of 30,000 shares of restricted common stock of the Company and certain cash payments to be made over a specified period of time to such officer in connection with the termination by an affiliate of preferred stock options and stock appreciation rights held by such officer.

     Operating income for the third quarter of 1998, before the impact of the nonrecurring charges of $27.6 million, was $26.3 million compared with $25.6 million in the third quarter of 1997. The higher operating results in 1998 were due to improved gross margins together with the performance of the Leslie-Locke business since its acquisition in June 1998. Partially offsetting these improvements were higher distribution costs, primarily due to rail carrier service problems in certain regions of the country requiring the use of higher-cost transportation alternatives, and increased selling, general and administrative expenses related to higher sales and expanded marketing efforts.

     Interest expense for the third quarter of 1998 increased to $12.3 million, up from the $10.4 million recorded in the same period in 1997, due to higher debt levels, partially offset by lower average interest rates resulting from the refinancing of $132.6 million (principal at maturity) of 11-3/4% Senior Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") (see below). Other income, net, for the quarter was $6.6 million compared with $3.5 million in 1997, with the improvement due to higher investment income, partially offset by increased expenses related to the sale of the Company's receivables.

     On July 17, 1998, the Company issued $150 million of 7-3/4% Senior Notes due 2005 (the "7-3/4% Notes") and used a portion of the net proceeds from this issue to purchase (and subsequently cancel) $132.6 million in aggregate principal amount at maturity of the Deferred Coupon Notes. In connection with this purchase, the Company recorded an after-tax extraordinary charge of $9.3 million.


Results of Operations - Nine Months 1998 Compared With
                        Nine Months 1997

     For the first nine months of 1998, the Company recorded a net loss of $0.3 million compared with net income of $23.3 million for the first nine months of 1997. The net loss for the first nine months reflected the $27.6 million pre-tax nonrecurring charges and the after-tax $9.3 million extraordinary charge previously discussed. Excluding the effect of these charges, the Company's results reflected higher other income, partially offset by increased interest expense and lower operating income.

     Net sales for the first nine months of 1998 were $812.3 million, a 12.3% increase over last year's net sales of $723.6 million, principally due to net sales gains in the residential product lines and the acquisition of the Leslie-Locke business in June 1998. The increase in net sales of residential products resulted from higher unit volumes and selling prices.

     Operating income, before the impact of the nonrecurring charges, was $59.1 million for the first nine months of 1998 compared with $59.8 million in the first nine months of 1997. The decline in operating income was attributable to higher distribution costs due to rail service problems and higher selling, general and administrative expenses resulting from broader marketing efforts, partially offset by an increase in sales volume and lower manufacturing costs.

     Interest expense increased from $30.5 million for the first nine months of 1997 to $37.7 million in 1998, primarily due to higher debt levels, partially offset by lower average interest rates resulting from the refinancing of $132.6 million in aggregate principal amount at maturity of the Deferred Coupon Notes with a portion of the proceeds from the issuance of the 7-3/4% Notes in July 1998. Other income, net, for the first nine months of 1998 was $20.9 million compared with $8.9 million in 1997, with the improvement principally due to higher investment income and lower other expenses.

Liquidity and Financial Condition

     Net cash inflow during the first nine months of 1998 was $36.1 million before financing activities, and included $69.7 million of cash generated from operations, the reinvestment of $36.3 million for capital programs, acquisitions of $59.2 million, including the acquisition of the Leslie-Locke business for $43.5 million (see Note 5 to Consolidated Financial Statements), and the
generation of $61.8 million from net sales of available-for-sale and held-to-maturity securities.

     Cash invested in additional working capital totaled $29.3 million during the first nine months of 1998, primarily reflecting a seasonal increase in inventories of $17.8 million and a $55.8 million increase in receivables, partially offset by a $44.7 million increase in accounts payable and accrued liabilities. Accrued liabilities, including the reserve for product warranty claims, increased by $41.1 million to $80.5 million as a result of additional accrued interest payable, seasonal increases in accrued distribution costs and other plant operating accruals and due to the $8.6 million short-term portion of the $27.6 million of nonrecurring charges. Cash from operating activities also reflected a $40.6 million cash inflow from related party transactions as a result of repayments of advances by GAF, G-I Holdings and their subsidiaries which were made by the Company in 1997, an $18.9 million cash outflow for net purchases of trading securities and $21.7 million of cash inflow from other operating activities, mainly reflecting $19.0 million of the nonrecurring charges.

     Net cash provided by financing activities totaled $2.1 million during the first nine months of 1998, mainly reflecting the net proceeds of $149.4 million from the issuance in July 1998 of the 7-3/4% Notes, $43.6 million proceeds from the sale of receivables, and $6.2 million cash inflow from the repayment of a loan by a related party. Offsetting such cash inflows was $135.4 million of repayments of long-term debt, principally the repurchase of $132.6 million in aggregate principal amount at maturity of the Deferred Coupon Notes, a $34.0 million paydown of borrowings under the Company's bank revolving credit facility, and a $24.6 million decrease in short-term borrowings.

     As a result of the foregoing factors, cash and cash equivalents increased by $38.2 million during the first nine months of 1998 to $51.1 million (excluding $154.6 million of trading, available-for-sale and held-to-maturity securities and other short-term investments).

     In June 1998, the Company terminated interest rate swap agreements related to its Deferred Coupon Notes with an aggregate ending notional principal amount of $60.0 million, resulting in gains of $0.7 million. The gains have been deferred and will be amortized as a reduction of interest expense over the remaining original life of the swaps.

     On October 16, 1998, the Company announced that it has entered into a definitive agreement to sell its perlite insulation manufacturing assets to Johns Manville Corporation. The transaction, which has received regulatory approval, is expected to close during the fourth quarter. As part of the transaction, Johns Manville and the Company will enter into a long-term agreement to supply the Company with perlite insulation products, thus enabling the Company to continue to serve its commercial roofing customers.

     See Note 7 to Consolidated Financial Statements for information regarding contingencies.


Year 2000 Compliance

         The Company has implemented a formal Year 2000 program (the "Year 2000 Program") (i) to address its Year 2000 issues (i.e. the inability by some information technology (IT) and non-IT equipment, including embedded technology, to accurately read and process certain dates in the Year 2000 and afterwards) (the "Year 2000 Issues"), (ii) to investigate the Year 2000 Issues of third parties significant to the Company's business, and (iii) to establish contingency plans where appropriate.

         The Company has completed remediation of substantially all of its core systems and has remediated most of its personal computers and other IT equipment that may have Year 2000 Issues. With respect to non-IT equipment, the Company and its consultants are presently inventorying, evaluating, remediating and testing this equipment. The Company expects to complete its Year 2000 Program by mid-1999.

         The Company is requesting information on the Year 2000 Issues of third parties significant to the Company's business. The Company will evaluate the responses from these entities and request more information, as deemed appropriate. Based on the information gathered from its Year 2000 Program, the Company is developing contingency plans to minimize the impact of the Year 2000 Issues. The Company expects to substantially complete these activities by mid-1999.

         The Company does not believe the costs of its Year 2000 Program will be material to its financial position or results of operations. The Company has incurred outside costs of approximately $250,000 to date. The Company anticipates that additional outside costs should approximate no more than $1 million in the aggregate and that it will charge such costs, as incurred, against results of operations.

         Management believes it has taken reasonable steps in developing its Year 2000 Program. Notwithstanding these actions, there can be no assurance that all of the Company's Year 2000 Issues or those of its key suppliers, service providers or customers will be resolved or addressed satisfactorily before the year 2000 commences. If the Company's key suppliers, service providers, customers and other third parties fail to address their Year 2000 Issues, and there are no alternates available to the Company, then the Company's usual channels of supply and distribution could be disrupted, in which event the Company could experience a material adverse impact on its business, results of operations or financial condition.


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

                                     PART II

                                OTHER INFORMATION




Item 1.  Legal Proceedings

     On or about April 29, 1996, an action was commenced in the Circuit Court of Mobile County, Alabama against GAFBMC on behalf of a purported nationwide class of purchasers of, or current owners of, buildings with certain asphalt shingles manufactured by GAFBMC. The action alleges, among other things, that such shingles were defective and seeks unspecified damages on behalf of the purported class. On September 25, 1998, the Company agreed to settle this litigation on a national class-wide basis for asphalt shingles manufactured between January 1, 1973 and December 31, 1997. Under the terms of the settlement, the Company will provide property owners whose shingles were manufactured during this period and which suffer certain damages during the term of their original warranty period, and who file a qualifying claim, with an opportunity to receive certain limited benefits beyond those already provided in their existing warranty. In October 1998, the three separate actions commenced in 1997 in the Superior Court of New Jersey, Middlesex County, the Superior Court of New Jersey, Passaic County and the Superior Court of the State of New York, County of Nassau, on behalf of purported classes have been stayed pending the outcome of the fairness hearing on the settlement agreement in the Mobile County, Alabama action.

     For further information relating to these legal proceedings, see "Item 3. Legal Proceedings -- Other Litigation" contained in the Form 10-K.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     3.1 - Certificate of Incorporation of BMCA

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b) No Reports on Form 8-K were filed during the quarter ended September 27, 1998.

                                   SIGNATURES
                                  -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BUILDING MATERIALS CORPORATION OF AMERICA


DATE:  November 5, 1998      BY:  /s/William C. Lang
       ----------------           ------------------

                                  William C. Lang
                                   Senior Vice President and
                                     Chief Financial Officer
                                   (Principal Financial and Accounting Officer)