Form 10-K
period 1998-12-31
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS INVESTMENT CORP
filed 1999-03-31
CIK 927314, 1078706, 1078820

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                            ------------------------

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM            TO

                            ------------------------

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

                            ------------------------

                   SEE TABLE OF ADDITIONAL REGISTRANTS BELOW

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No _

     As of March 19, 1999, 1,015,010 shares of Class A Common Stock, $.001 par value, and 15,000 shares of Class B Common Stock, $.001 par value, of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

     As of March 19, 1999, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares were held by non-affiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ADDITIONAL REGISTRANTS

                                                                                          ADDRESS, INCLUDING ZIP
                                     STATE OR OTHER                                     CODE AND TELEPHONE NUMBER,
           EXACT NAME OF             JURISDICTION OF      NO.         I.R.S. EMPLOYER      INCLUDING AREA CODE,
      REGISTRANT AS SPECIFIED        INCORPORATION OR   OF SHARES     IDENTIFICATION     OF REGISTRANT'S PRINCIPAL
          IN ITS CHARTER             ORGANIZATION       OUTSTANDING        NO.               EXECUTIVE OFFICES
-----------------------------------  ----------------   -----------   ---------------   ---------------------------
Building Materials
  Manufacturing Corporation........      Delaware             10         22-3626208     1361 Alps Road
                                                                                        Wayne, NJ 07470
                                                                                        (973) 628-3000

Building Materials
  Investment Corporation...........      Delaware             10         22-3626206     1361 Alps Road
                                                                                        Wayne, NJ 07470
                                                                                        (973) 628-3000

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Building Materials Corporation of America ("BMCA") is a leading national manufacturer of a broad line of asphalt roofing products and accessories for the residential and commercial roofing markets. We also manufacture specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. BMCA, incorporated under the laws of Delaware in 1994, is a 97%-owned subsidiary of GAF Building Materials Corporation. BMCA acquired the operating assets and certain liabilities of GAF Building Materials Corporation in 1994. GAF Building Materials Corporation is a wholly-owned subsidiary of G Industries Corp., which is a holding company that also owns all of the capital stock of GAF Fiberglass Corporation. G Industries is a wholly-owned subsidiary of G-I Holdings Inc., a wholly-owned subsidiary of GAF Corporation. Samuel J. Heyman, Chairman of the Board of Directors and Chief Executive Officer of GAF Corporation, G-I Holdings and GAF Fiberglass, Chairman of the Board of Directors of BMCA and Chief Executive Officer of G Industries and GAF Building Materials Corporation, beneficially owns (as defined in Rule 13d-3 of the Securities Exchange Act of 1934) approximately 97% of GAF Corporation. BMCA does business under the name "GAF Materials Corporation."

     Effective January 1, 1999, BMCA transferred all of its investment assets and intellectual property assets to Building Materials Investment Corporation, a newly-formed, wholly-owned subsidiary of BMCA. In connection with this transfer, Building Materials Investment Corporation agreed to guarantee all of BMCA's obligations under its credit agreement and all of its senior notes. BMCA also transferred all of its manufacturing assets, other than those located in Texas, to Building Materials Manufacturing Corporation, another newly-formed, wholly-owned subsidiary of BMCA. In connection with this transfer, Building Materials Manufacturing Corporation agreed to become a co-obligor on BMCA's 8% Senior Notes due 2007 and to guarantee BMCA's obligations under its credit agreement and all of its other senior notes. Building Materials Manufacturing and Building Materials Investment were incorporated in Delaware in 1998.

     On January 1, 1997, GAF Corporation completed a series of transactions involving its subsidiaries pursuant to which, among other things, (1) we transferred our glass fiber manufacturing facility located in Nashville, Tennessee and certain related assets and liabilities to GAF Fiberglass Corporation and (2) U.S. Intec, Inc., an indirect subsidiary of GAF Corporation, became one of our subsidiaries. In connection with these transactions, GAF Fiberglass entered into a long-term supply agreement with us pursuant to which GAF Fiberglass agreed to supply us with glass fiber. See Item 13,"Certain Relationships and Related Transactions."

     Our executive offices and the executive offices of Building Materials Manufacturing and Building Materials Investment are located at 1361 Alps Road, Wayne, New Jersey 07470 and the telephone number is (973) 628-3000.

RESIDENTIAL ROOFING

     We are a leading manufacturer of a complete line of premium residential roofing products. Residential roofing product sales represented approximately 65% of our net sales in 1998. We have improved our sales mix of residential roofing products in recent years by increasing our emphasis on laminated products which generally are sold at higher prices with more attractive profit margins than our standard strip shingle products. We believe that we are the largest manufacturer of laminated residential roofing shingles and the second largest manufacturer of strip shingles in the United States. (Statements contained in this report as to our competitive position are based on industry information which we believe is reliable.)

     Our two principal lines of roofing shingles are the Timberline(Registered) series and the Sovereign(Registered) series. We also produce certain specialty shingles principally for regional markets.

     The Timberline(Registered) Series. The Timberline(Registered) series offers a premium laminated product line that adds dramatic shadow lines and substantially improves the appearance of a roof. The series includes the Timberline(Registered) 25 shingle, a mid-weight laminated shingle which serves as an economic trade-up for consumers, with a 25-year limited warranty; the Timberline(Registered) shingle, with a 30-year limited warranty, offering a natural random wood shake appearance with superior fire resistance and durability; and the Timberline Ultra(Registered) shingle, with a 40-year limited warranty, a super heavyweight laminated shingle with the same design features as the Timberline(Registered) 25 shingle, together with added durability.

     The Sovereign(Registered) Series. The Sovereign(Registered) series includes the standard 3-tab Sentinel(Registered) shingle with a 20-year limited warranty; the Royal Sovereign(Registered) shingle, a heavier 3-tab shingle with a 25-year limited warranty, designed to capitalize on the "middle market" for quality shingles; and the Marquis(Registered) Weathermax(Trademark) shingle, a superior performing heavyweight 3-tab shingle with a 30-year limited warranty.

     Specialty Shingles.  Our specialty asphalt shingles include:
Slateline(Registered) and Slateline(Registered) Color Contrast(Trademark) shingles, offering the appearance of slate, labor savings in installation because of their larger size and a 30-year limited warranty; the Grand Sequoia(Registered) shingle, a premier architectural shingle with a 40-year limited warranty; and the Country Mansion(Trademark) shingle, a distinctive high end architectural shingle with a limited lifetime warranty.

     Weather Stopper(Trademark) Roofing System. In addition to shingles, we supply all the components necessary to install a complete roofing system. Our Weather Stopper(Trademark) Roofing System begins with Weather Watch(Registered) and Stormguard(Trademark) waterproof underlayments for eaves, valleys and flashings to prevent water seepage between the roof deck and the shingles caused by ice build-ups and wind-driven rains. Our Weather Stopper(Trademark) Roofing System also includes Shingle-Mate(Registered) glass reinforced underlayment, Timbertex(Registered), TimberRidge(Trademark), and Ridgetex(Trademark) Hip and Ridge shingles, which are significantly thicker and larger than standard hip and ridge shingles and provide dramatic accents to the slopes and planes of a roof and the Cobra(Registered) Ridge Vent which provides attic ventilation.

COMMERCIAL ROOFING

     We manufacture a full line of modified bitumen and asphalt built-up roofing products, liquid applied membrane systems and roofing accessories for use in the application of commercial roofing systems. We also market thermoset and thermoplastic single-ply products. Commercial roofing represented approximately 30% of our net sales in 1998. Approximately 75% of commercial roofing industry unit sales utilize asphalt built-up roofing, modified bitumen products and thermoset and thermoplastic single-ply products, all of which we manufacture or market. We believe that we are the second largest manufacturer of asphalt built-up roofing products and the largest manufacturer of modified bitumen products in the United States.

     We manufacture glass membranes under the trademarks GAFGLAS(Registered) and Permaglas(Registered), which are made from asphalt impregnated glass fiber mat for use as a component in asphalt built-up roofing systems. Most of our GAFGLAS(Registered)and Permaglas(Registered) products are assembled on the roof by applying successive layers of roofing membrane with asphalt and topped, in some applications, with gravel. Thermal insulation may be applied beneath the membrane. We also manufacture base sheets, flashings and other roofing accessories for use in these systems, the TOPCOAT(Registered) roofing system, a liquid-applied membrane system designed to protect and waterproof existing metal roofing, and roof maintenance products. In addition, we market perlite roofing insulation products, which consist of low thermal insulation that is installed as part of a commercial roofing application below the roofing membrane, isocyanurate foam as roofing insulation, packaged asphalt and accessories such as vent stacks, roof insulation fasteners, cements and coating.

     We sell modified bitumen products under the Ruberoid(Registered) trademark, and U.S. Intec sells these products under the Brai(Registered) trademark. Modified bitumen products are used primarily in re-roofing applications or in combination with glass membranes in GAF CompositeRoof(Trademark) systems. These products consist of a roofing membrane utilizing polymer-modified asphalt, which strengthens and increases flexibility and is reinforced with a polyester non-woven mat or a glass mat. Modified bitumen systems provide high strength characteristics, such as weatherability, water resistance, and labor cost savings due to ease of application.

     Effective December 1, 1998, we sold our perlite insulation manufacturing assets to Johns Manville Corporation. As part of the transaction, we entered into a long-term agreement with Johns Manville pursuant to which Johns Manville agreed to supply us with perlite insulation products. This agreement will enable us to continue to serve our commercial roofing customers that purchase those products from us.

SPECIALTY BUILDING PRODUCTS AND ACCESSORIES

     In June 1998, we acquired substantially all of the assets of Leslie-Locke, Inc. for approximately $43.5 million. As a result of this acquisition, we manufacture and market a variety of specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. Specialty building products and accessories represented approximately 5% of our net sales in 1998. These products primarily consist of residential attic ventilation systems, metal and fiberglass air distribution products for the HVAC industry and ornamental iron security products (including doors, windows and fencing).

MARKETING AND SALES

     We have one of the industry's largest sales forces. A staff of technical professionals who work directly with architects, consultants, contractors and building owners provide support to the sales force. We market our roofing and specialty building products and accessories through our own sales force of approximately 220 experienced, full-time employees and independent sales representatives operating from six regional sales offices located across the United States. A major portion of our roofing product sales are to wholesale distributors who resell our products to roofing contractors and retailers. We believe that the wholesale distribution channel offers the most attractive margins of all roofing market distribution channels and represents the principal distribution channel for professionally installed asphalt roofing products. We believe that our nationwide coverage has contributed to certain of our roofing products being among the most recognized and requested brands in the industry.

     In September 1997, we launched our Customer Advantage(Trademark) Program to establish a nationwide network of MasterElite(Trademark) contractors and Authorized Installers. This program offers marketing and support services to residential roofing contractors. We view the Master Elite(Trademark) contractors and Authorized Installers as an effective extension of our sales force which takes our products directly to the homeowner.

     No single customer accounted for 10% or more of our net sales in 1998, except for American Builders & Contractors Supply Company, Inc., which accounted for approximately 11% of 1998 net sales.

RAW MATERIALS

     The major raw materials required for the manufacture of our roofing products are asphalt, mineral stabilizer, glass fiber, glass fiber mat, polyester mat and granules. Asphalt and mineral stabilizer are available from a large number of suppliers. We currently have contracts with several of these suppliers and others are available as substitutes. Prices of most raw materials have been relatively stable, rising moderately with general industrial prices, while the price of asphalt tends to move in step with the price of crude oil.

     The major raw materials required for the manufacture of our specialty building products and accessories are steel tubes, sheet metal products, aluminum motors and cartons. These raw materials, other than motors, are commodity-type products, the pricing for which is driven by supply and demand. Prices of other raw materials used in the manufacture of specialty building products and accessories are more closely tied to movements in inflation rates. Substantially all of the motors used in our ventilation products are purchased from an overseas supplier. All of these raw materials, including motors, are available from a large number of suppliers.

     Five of our roofing plants have easy access to deep water ports thereby permitting delivery of asphalt by ship, the most economical means of transport. Our Chester, South Carolina plant manufactures glass fiber mat substrate. We purchase all our requirements for colored roofing granules from an affiliate, International Specialty Products Inc. ("ISP"), (except for the requirements of our California and Oregon roofing plants and a portion of the requirements of our Indiana roofing plant which are supplied by a third party) under a requirements contract. Effective January 1, 1999, this contract was amended to cover, among other things, purchases of colored roofing granules by our subsidiaries and was renewed for 1999. This contract is subject to annual renewal unless terminated by either party to such agreement. We purchase a significant portion of our glass fiber requirements from an affiliate, GAF Fiberglass, a subsidiary of GAF, pursuant to a supply agreement.

SEASONAL VARIATIONS AND WORKING CAPITAL

     Sales of roofing and specialty building products and accessories in the northern regions of the United States generally decline during the winter months due to adverse weather conditions. Generally, our inventory practice includes increasing inventory levels in the first and the second quarter in order to meet peak season demand (June through November).

WARRANTY CLAIMS

     We provide certain limited warranties covering most of our residential roofing products for periods generally ranging from 20 to 40 years. Although terms of warranties vary, we believe that our warranties generally are consistent with those offered by our competitors. We also offer limited warranties and guarantees of varying duration on our commercial roofing products and limited warranties covering most of our specialty building products and accessories for periods generally ranging from 5 to 10 years. From time to time, we review the reserves established for estimated probable future warranty claims.

COMPETITION

     The roofing products industry is highly competitive and includes a number of national competitors. These competitors in the residential roofing and accessories markets are Owens-Corning, Tamko, Elcor and Celotex, and in the commercial roofing market are Johns Manville, Celotex, Firestone and Carlisle. In addition, there are numerous regional competitors.

     Competition is based largely upon products and service quality, distribution capability, price and credit terms. We believe that we are well positioned in the marketplace as a result of our broad product lines in both the residential and commercial markets, consistently high product quality, strong sales force and national distribution capabilities. As a result of the growth in demand for premium laminated shingles, a number of roofing manufacturers, including our company, have increased their laminated shingle production capacity in recent years. We have experienced increased competition in this area due to these factors.

     Our specialty roofing products and accessories business is highly competitive with numerous competitors due to the breadth of the product lines we market. Major competitors include Certainteed, Solar Group, ATCO Rubber Products and Standex Air Distribution Products.

RESEARCH AND DEVELOPMENT

     We primarily focus our research and development activities on the development of new products, process improvements and the testing of alternative raw materials and supplies. Our research and development activities, dedicated to residential, commercial and fiberglass products, are located at technical centers at Wayne, New Jersey, Nashville, Tennessee and Port Arthur, Texas. Our research and development expenditures were approximately $4.5 million, $5.4 million and $6.0 million in 1996, 1997 and 1998, respectively.

PATENTS AND TRADEMARKS

     We own or license approximately 90 domestic and 81 foreign patents or patent applications. In addition, we own or license approximately 250 domestic and 72 foreign trademark registrations or applications. While we believe the patent protection covering certain of our products to be material to those products, we do not believe that any single patent, patent application or trademark is material to our business or operations. We believe that the duration of the existing patents and patent licenses is consistent with our business needs.

ENVIRONMENTAL COMPLIANCE

     Since 1970, federal, state and local authorities have adopted and amended a wide variety of federal, state and local environmental laws and regulations relating to environmental matters. These regulations affect us because of the nature of our operations and that of our predecessor and certain of the substances that are, or have been used, produced or discharged at our or its plants or at other locations. We have made capital expenditures of less than $600,000 in each of the last three years in order to comply with these regulations (which expenditures are included in additions to property, plant and equipment) and anticipate that aggregate capital expenditures relating to environmental compliance in 1999 and 2000 will be approximately $800,000 and $1,000,000, respectively. We anticipate incurring additional capital expenditures of approximately $2,000,000 in the aggregate relating to environmental compliance in connection with two new manufacturing facilities that we expect to build in 1999 in Shafter, California and Michigan City, Indiana.

     The regulations deal with air and water emissions or discharges into the environment, as well as the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. We believe that our manufacturing facilities comply in all material respects with applicable regulations. Although we cannot predict whether more burdensome requirements will be adopted in the future, we believe that any potential liability for compliance with the regulations will not materially affect our business, liquidity or financial position.

     See Item 3, "Legal Proceedings--Environmental Litigation."

EMPLOYEES

     At December 31, 1998, we employed approximately 3,300 people worldwide, approximately 1,000 of which were subject to 14 union contracts. The contracts are effective for three- to four-year periods. During 1998, four labor contracts expired and were renegotiated. We believe that our relations with our employees and their unions are satisfactory.

ITEM 2. PROPERTIES

     Our corporate headquarters and principal research and development laboratories are located at a 100-acre campus-like office and research park owned by a subsidiary of ISP, at 1361 Alps Road, Wayne, New Jersey 07470. We occupy our headquarters pursuant to our management agreement with ISP. See Item 13, "Certain Relationships and Related Transactions."

     We own or lease the principal real properties described below. Unless otherwise indicated, the properties are owned in fee. In addition to the principal facilities listed below, we maintain sales offices and warehouses, substantially all of which are in leased premises under relatively short-term leases.

LOCATION                FACILITY
----------------------  ------------------------------------------------------
Alabama
  Mobile..............  Plant, Warehouses*
California
  Compton.............  Plant*, Warehouse*
  Fontana.............  Plant, Sales Office
  Hollister...........  Plant, Plant*
  Shafter.............  Plant (under construction)
  Stockton............  Plant, Plant, Warehouse*
Florida
  Tampa...............  Plant, Sales Office
Georgia
  Atlanta.............  Sales Office*
  Monroe..............  Plant, Warehouse*
  Savannah............  Plant, Sales Office

LOCATION                FACILITY
----------------------  ------------------------------------------------------
Indiana
  Mount Vernon........  Plant, Sales Office
Illinois
  Romeoville..........  Sales Office*
Maryland
  Baltimore...........  Plant
Massachusetts
  Millis..............  Plant, Sales Office, Warehouse*
  Walpole.............  Plant*
Minnesota
  Minneapolis.........  Plant, Sales Office, Warehouse*
New Jersey
  North Branch........  Plant, Warehouse*
  North Brunswick.....  Sales Office*, Warehouse*
  Wayne...............  Headquarters*, Corporate Administrative Offices*,
                          Research Center*
New Mexico
  Albuquerque.........  Plant
North Carolina
  Burgaw..............  Plant
  Goldsboro...........  Plant
Ohio
  Wadsworth...........  Plant*, Warehouse*
Oregon
  Corvallis...........  Plant
Pennsylvania
  Erie................  Plant, Sales Office, Warehouse*
  Wind Gap............  Plant
South Carolina
  Chester.............  Plant
Tennessee
  Nashville...........  Research Center*
Texas
  Dallas..............  Plant, Sales Office, Warehouse*
  Fannett.............  Warehouse
  Port Arthur.........  Plant, Plant, Warehouse, Sales Office,
                          Research Center
------------------
* Leased Property

     We believe that our plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Each plant has adequate transportation facilities for both raw materials and finished products. In 1998, we made capital expenditures of $71.1 million relating to plant, property and equipment, which is the highest amount of capital expenditures in recent years.

ITEM 3. LEGAL PROCEEDINGS

     Bodily Injury Claims. In connection with its formation, BMCA contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its parent, GAF Building Materials Corporation. As of March 30, 1997, BMCA had paid all of its assumed asbestos-related liabilities. G-I Holdings and GAF Building Materials Corporation have jointly and severally agreed to indemnify BMCA against any other existing or future claims related to asbestos-related liabilities if asserted against BMCA.

     GAF Corporation has advised us that, as of December 28, 1998, it is defending approximately 113,800 pending alleged Asbestos Claims (having received notice of approximately 93,500 new Asbestos Claims during 1998) and has resolved approximately 293,500 Asbestos Claims (including approximately 59,000 in 1998). GAF Corporation has advised us that it believes that a significant portion of the claims filed in 1998 were already pending against other defendants for some period of time, with GAF Corporation being added as a defendant upon the lifting in 1997 of the injunction relating to the Georgine class action settlement. This injunction prevented plaintiffs from filing or proceeding with their Asbestos Claims other than in accordance with the Georgine class action settlement, which was rendered inoperable in 1997 by a United States Supreme Court ruling. GAF Corporation's current estimated average cost for Asbestos Claims resolved in 1998 (including Asbestos Claims disposed of at no cost to GAF Corporation) is approximately $3,500 per claim. Substantially all of the costs in respect of these Asbestos Claims will be paid over several years. There can be no assurance that the actual costs of resolving pending and future Asbestos Claims will approximate GAF Corporation's estimated average costs for the Asbestos Claims resolved in 1998.

     GAF Corporation has stated that it is committed to effecting a comprehensive resolution of Asbestos Claims. It also has stated that it is exploring a number of options to accomplish such resolution, but there can be no assurance that this effort will be successful.

     We believe that we will not sustain any additional liability in connection with asbestos-related claims. While we cannot predict whether any asbestos-related claims will be asserted against us or our assets, or the outcome of any litigation relating to such claims, we believe that we have meritorious defenses to such claims. In addition, G-I Holdings and GAF Building Materials Corporation have jointly and severally indemnified us with respect to such claims, and G-I Holdings has advised us that it believes it has and will have sufficient resources to enable it to satisfy these indemnification obligations, if any. Should GAF Corporation or GAF Building Materials Corporation, however, be unable to satisfy judgments against it in asbestos-related lawsuits, its judgment creditors might seek to enforce their judgments against the assets of GAF Corporation or GAF Building Materials Corporation, including its holdings of our common stock. This enforcement could result in a change of control with respect to our company. See Notes 10 and 15 to Consolidated Financial Statements.

     Asbestos-in-Building Claims. GAF Corporation has also been named as a co-defendant in asbestos-in-buildings cases for economic and property damage or other injuries based upon an alleged present or future need to remove asbestos containing materials from public and private buildings ("Building Claims"). Since these actions were first initiated approximately 17 years ago, GAF Corporation has not only successfully disposed of approximately 145 such cases at an average disposition cost (including cases disposed of at no cost to GAF Corporation) of approximately $18,000 per case (all of which have been paid by insurance under reservation of rights), but is a co-defendant in only three remaining lawsuits. See "--Insurance Matters." BMCA has not assumed any liabilities with respect to Building Claims, and G-I Holdings and GAF Building Materials Corporation have jointly and severally agreed to indemnify BMCA against any such liabilities in the event any such claims are asserted against it.

     Insurance Matters. GAF Corporation and G-I Holdings had available, as of December 31, 1998, to pay asbestos-related bodily injury claims aggregate insurance coverage of $140.7 million before discounting certain coverage (which amount is reduced as asbestos-related liabilities are satisfied), $12.2 million of which is the subject of negotiations with various insurers and/or the Coverage Action described below, and which $12.2 million of coverage GAF Corporation believes will be available to it either by agreement with its insurance carriers or, if necessary, by legal action.

     In January 1993, the members of the Center for Claims Resolution, a non-profit organization of asbestos defendant companies, including GAF Corporation, filed an action with the United States District Court in Philadelphia against certain product liability insurers whose policies will or may be called upon to respond to asbestos-related bodily injury claims (the "Coverage Action"). The Coverage Action seeks a declaratory judgment on behalf of certain Center members, including GAF Corporation, against various third-party defendant product liability insurers to the effect that those insurers are obligated to provide coverage for Asbestos Claims. The insurers who are defendants in GAF Corporation's amended complaint are Atlanta International, Employers Mutual and Northbrook. The insurance carrier defendants have raised various defenses to the Coverage Action.

     In October 1983, GAF Corporation filed a lawsuit in Los Angeles, California Superior Court against its past insurance carriers to obtain a judicial determination that such carriers were obligated to defend and indemnify it for Building Claims. GAF Corporation is seeking declaratory relief as well as compensatory damages. This action is presently in the pre-trial pleading stage. The parties have agreed to hold this action in abeyance until such time as they are better able to evaluate developments as they may occur in the Building Claims. Because such litigation is in early stages and evidence and interpretations of important legal questions are presently unavailable, it is not possible to predict the future of such litigation.

     In all the Building Claims, GAF Corporation's defense costs have been paid by one of its primary carriers. While GAF Corporation expects that such primary carrier will continue to defend and indemnify GAF Corporation, such primary carrier has reserved its rights to later refuse to defend and indemnify GAF Corporation and to seek reimbursement for some or all of the fees paid to defend and resolve the Building Claims. GAF Corporation believes that it will be able to resolve such cases for amounts within the total indemnity obligations available from such primary carrier.

ENVIRONMENTAL LITIGATION

     We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites, a number of which are in the early stages or have been dormant for protracted periods.

     In connection with its formation, BMCA contractually assumed all environmental liabilities of GAF Building Materials Corporation relating to existing plant sites and the business of BMCA as then conducted. The estimates referred to below reflect those environmental liabilities assumed by BMCA and other environmental liabilities of our company. The environmental liabilities of GAF Building Materials Corporation which were not assumed by BMCA, for which G-I Holdings and GAF Building Materials Corporation have agreed to indemnify BMCA, relate primarily to closed manufacturing facilities. G-I Holdings estimates that, as of December 31, 1998, its liability in respect of the environmental liabilities of GAF Building Materials Corporation not assumed by BMCA was approximately $14.1 million, before insurance recoveries reflected on its balance sheet of $8.1 million. BMCA estimates its liability as of December 31, 1998 in respect of assumed and other environmental liabilities is $0.8 million and expects insurance recoveries reflected on its balance sheet (discussed below) of $0.8 million. Insurance recoveries reflected on such balance sheets relate to both past expenses and estimated future liabilities ("estimated recoveries").

     At most sites, BMCA anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. Although it is difficult to predict the ultimate resolution of these claims, based on BMCA's evaluation of the financial responsibility of the parties involved and their insurers, relevant legal issues and cost sharing arrangements now in place, BMCA estimates that its liability in respect of all Environmental Claims, including certain environmental compliance expenses, will be as discussed above.

     After considering the relevant legal issues and other pertinent factors, BMCA believes that it will receive the estimated recoveries and the legal expenses incurred by GAF on BMCA's behalf and that recoveries could be well in excess of the estimated recoveries for all Environmental Claims, although there can be no assurances in this regard. BMCA believes it is entitled to substantially full defense and indemnity under its insurance policies for most Environmental Claims, although BMCA's insurers have not affirmed a legal obligation under the policies to provide indemnity for such claims.

     In March 1995, GAF Corporation commenced litigation on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities in the United States District Court for the District of New Jersey seeking amounts substantially in excess of the estimated recoveries. The court dismissed this action in December 1997 for lack of federal jurisdiction, and defendant insurers appealed the dismissal. The appeal was denied by the Third Circuit Court of Appeals in March 1999. In June 1997, GAF Corporation filed a similar action against the insurers in the Superior Court of New Jersey, Somerset County, which action is pending. While BMCA believes that its claims are meritorious, there can be no assurance that BMCA will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

     We believe that we will not sustain any liability for environmental liabilities of GAF Building Materials Corporation other than those that we have contractually assumed or that relate to the operations of our business. While we cannot predict whether any claims for non-assumed environmental liabilities will be asserted against us or our assets, or the outcome of any litigation relative to such claims, we believe that we have meritorious defenses to such claims. In addition, G-I Holdings and GAF Building Materials Corporation have jointly and severally indemnified us with respect to such claims. G-I Holdings has advised us that it believes it has and will have sufficient resources to enable it to satisfy these indemnification obligations, if any. The possible consequences to us of the failure of G-I Holdings and GAF Building Materials Corporation to satisfy judgments against them in environmental-related lawsuits are described in the last paragraph of "Bodily Injury Claims."

OTHER LITIGATION

     Litigation is pending between us and Elk Corporation of Dallas ("Elk") in the United States District Court for the Northern District of Texas relating to certain aspects of our laminated shingles, which Elk claims infringe design and utility patents issued to it. Elk also asserts that we have appropriated the trade dress of Elk's product. Elk seeks injunctive relief, damages and attorneys' fees. We have sued for a declaration that Elk's patents are invalid and unenforceable and that our shingles do not infringe any of Elk's rights, and have sought money damages for Elk's unfair competition. On October 10, 1997, the court issued an opinion holding that Elk's design patent is unenforceable because it was obtained through inequitable conduct. On February 11, 1999, the United States Court of Appeals for the Federal Circuit affirmed the lower court's ruling of enforceability. Elk filed a petition for rehearing on February 25, 1999. We believe that the petition will be denied, and that we will prevail on Elk's remaining claims in the United States District Court.

     On or about April 29, 1996, an action was commenced in the Circuit Court of Mobile County, Alabama against GAF Building Materials Corporation on behalf of a purported nationwide class of purchasers of, or current owners of, buildings with certain asphalt shingles manufactured by GAF Building Materials Corporation. The action alleges, among other things, that such shingles were defective and seeks unspecified damages on behalf of the purported class. On September 25, 1998, we agreed to settle this litigation on a national, class-wide basis for asphalt shingles manufactured between January 1, 1973 and December 31, 1997. The court has granted preliminary approval of the class-wide settlement pending the outcome of a fairness hearing that was held on March 12, 1999. Under the terms of the settlement, we will provide property owners whose shingles were manufactured during this period and which suffer certain damages during the term of their original warranty period, and who file a qualifying claim, with an opportunity to receive certain limited benefits beyond those already provided in their existing warranty. In October and December 1998, the separate actions commenced in 1997 in the Superior Court of New Jersey, Middlesex County, the Superior Court of New Jersey, Passaic County and the Supreme Court of the State of New York, County of Nassau, and in 1996 in Pointe Coupee Parish, Louisiana, on behalf of purported classes alleging that our shingles were defective and seeking unspecified damages, were stayed pending the outcome of the fairness hearing on the settlement agreement in the Mobile County, Alabama action.

     In October 1998, GAF brought suit in the Superior Court of New Jersey, Middlesex County, on behalf of itself and on our behalf, against certain of its insurers for recovery of the defense costs in connection with the Mobile County, Alabama class action and a declaration that the insurers are obligated to provide indemnification for all damages paid pursuant to the settlement of this class action and for other damages. This action is pending.

                                     * * *

     We believe that the ultimate disposition of the cases described above under "Environmental Litigation," "Asbestos-in-Building Claims" and "Other Litigation" will not, individually or in the aggregate, have a material adverse effect on our liquidity, financial position or results of operations.

TAX CLAIM AGAINST GAF CORPORATION

     On September 15, 1997, GAF Corporation received a notice from the Internal Revenue Service of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P., a partnership in which GAF Fiberglass holds an interest. The claim of the IRS for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GAF Corporation incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. GAF Corporation has advised us that it believes that it will prevail in this matter, although we cannot assure you that will be the result. We believe that the ultimate disposition of this matter will not have a material adverse effect on our business, financial position or results of operations. GAF, G-I Holdings and certain subsidiaries of GAF Corporation have agreed to jointly and severally indemnify us against any tax liability associated with the surfactants partnership, for which we would be severally liable, together with GAF Corporation and several current and former subsidiaries of GAF Corporation, should GAF Corporation be unable to satisfy this liability. The possible consequences to us of the failure of GAF Corporation to satisfy this liability are described in the last paragraph of "Bodily Injury Claims."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     There is no trading market for BMCA's common stock. As of March 19, 1999, there were two holders of record of BMCA's Class A Common Stock and three holders of record of its Class B Common Stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

ITEM 6. SELECTED FINANCIAL DATA

     See page F-8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See page F-2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Financial Condition--Market-Sensitive Instruments and Risk Management" on page F-5.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index on page F-1 and Financial Statements and Supplementary Data on pages F-10 to F-41.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age, position and other information with respect to the directors and executive officers of BMCA, Building Materials Manufacturing Corporation and Building Materials Investment Corporation. Under the By-laws of each of these companies, each director and executive officer continues in office until that Company's next annual meeting of stockholders and until his successor is elected and qualified. On July 15, 1998, ISP merged with and into its parent, ISP Holdings Inc., and ISP Holdings changed its name to International Specialty Products Inc. As used in this section, "ISP" refers to both companies.

                                             PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD(1)(2)      AGE      AND FIVE-YEAR EMPLOYMENT HISTORY
--------------------------------  ---  -----------------------------------------
Samuel J. Heyman ...............  60   Mr. Heyman has been a director and
  Director and Chairman                  Chairman of BMCA since its formation.
                                         He was Chief Executive Officer of BMCA
                                         from June 1996 to January 1999 and has
                                         been Chief Executive Officer of GAF
                                         Building Materials Corporation since
                                         May 1994. He has served as a director
                                         and Chairman and Chief Executive
                                         Officer of ISP since its formation and
                                         has held the same offices with GAF
                                         Corporation, G-I Holdings and certain
                                         of its subsidiaries for more than five
                                         years. Mr. Heyman is also the Chief
                                         Executive Officer, Manager and General
                                         Partner of a number of closely held
                                         real estate development companies and
                                         partnerships whose investments include
                                         commercial real estate and a portfolio
                                         of publicly traded securities.

Sunil Kumar ....................  49   Mr. Kumar has been the President, Chief
  Director, President and Chief          Executive Officer and a director of
  Executive Officer                      BMCA since July 1996, January 1999 and
                                         May 1995, respectively. He also has
                                         been Chief Executive Officer of
                                         Building Materials Manufacturing and
                                         Building Materials Investment since
                                         January 1999 and President and a
                                         director of such corporations since
                                         their formation. He was Chief Operating
                                         Officer of BMCA from March 1996 to
                                         January 1999 and of Building Materials
                                         Manufacturing and Building Materials
                                         Investment from their formation to
                                         January 1999. Mr. Kumar also was
                                         President, Commercial Roofing Products
                                         Division, and Vice President of BMCA
                                         from February 1995 to March 1996. Mr.
                                         Kumar has also served as a director of
                                         GAF Corporation since January 1999.
                                         From 1992 to February 1995, he was
                                         Executive Vice President of
                                         Bridgestone/Firestone Inc., a retail
                                         distributor and manufacturer of tires
                                         and provider of automobile services.

James P. Rogers ................  48   Mr. Rogers has been a director of BMCA
  Director and Executive                 since its formation and Executive Vice
  Vice President                         President of BMCA since December 1996.
                                         He also has been Executive Vice
                                         President of Building Materials
                                         Manufacturing and Building Materials
                                         Investment since their formation.
                                         Mr. Rogers has been Executive Vice
                                         President and Chief Financial Officer
                                         of GAF Corporation, G-I Holdings and
                                         certain of its subsidiaries and
                                         Executive Vice President--Finance of
                                         ISP since December 1996. He was Senior
                                         Vice President of BMCA from its
                                         formation to December 1996 and of ISP
                                         from November 1993 to December 1996.
                                         Mr. Rogers was Treasurer of BMCA from
                                         its formation until December 1994.
                                         Mr. Rogers has served as Treasurer of
                                         G-I Holdings, GAF Corporation and
                                         certain of its subsidiaries since March
                                         1992.

Richard A. Weinberg ............  39   Mr. Weinberg has been Executive Vice
  Executive Vice President,              President and General Counsel of BMCA
  Secretary and General                  since May 1998 and was Senior Vice
  Counsel                                President and General Counsel from May
                                         1996 to May 1998. He also has been
                                         Executive Vice President and General
                                         Counsel of Building Materials
                                         Manufacturing and Building Materials
                                         Investment since their formation. He
                                         was Senior Vice President and General
                                         Counsel of GAF Corporation, G-I
                                         Holdings, ISP and certain of their
                                         subsidiaries from May 1996 to May 1998.
                                         He has served as Executive Vice
                                         President and General Counsel of these
                                         companies since May 1998. He was Vice
                                         President and General Counsel of BMCA
                                         from September 1994 to May 1996, Vice
                                         President--Law of BMCA from May 1994 to
                                         September 1994 and Vice President--Law
                                         of GAF Building Materials Corporation
                                         from April 1993 to May 1994.

William C. Lang ................  55   Mr. Lang has been Senior Vice President
  Senior Vice President and              and Chief Financial Officer of BMCA
  Chief Financial Officer                since April 1997. He also has held the
                                         same position with Building Materials
                                         Manufacturing and Building Materials
                                         Investment since their formation. He
                                         was Senior Vice President and Chief
                                         Financial Officer of Duane Reade, a
                                         regional drug store chain, from 1993 to
                                         1996.

Kem Scott ......................  50   Mr. Scott has been President and Chief
  Senior Vice President and              Operating Officer of U.S. Intec and
  General Manager, Commercial            Senior Vice President and General
  Roofing Products, BMCA;                Manager, Commercial Roofing Products of
  President and Chief Operating          BMCA since October 1998. He also has
  Officer, U.S. Intec                    been Senior Vice President and General
                                         Manager, Commercial Roofing Products of
                                         Building Materials Manufacturing and
                                         Building Materials Investment since
                                         their formation. From 1973 to October
                                         1998, Mr. Scott held various executive
                                         positions with the Carlisle group of
                                         companies, a manufacturer of
                                         elastomeric roofing systems, including
                                         President, Carlisle Syntec Systems and
                                         most recently from July 1997 to October
                                         1998, President of Carlisle Europe.

William W. Collins .............  48   Mr. Collins has been Senior Vice
  Senior Vice President--                President--Marketing and Sales,
  Marketing and Sales,                   Residential Roofing Products of BMCA
  Residential Roofing                    since November 1997. He also has held
  Products                               the same position with Building
                                         Materials Manufacturing and Building
                                         Materials Investment since their
                                         formation. He was Vice President--
                                         Marketing and Sales, Commercial Roofing
                                         Products of BMCA from March 1996 to
                                         November 1997, Vice President--Sales,
                                         Commercial of BMCA from December 1995
                                         to March 1996, Director of Insulation,
                                         Accessories and Cobra(Registered)
                                         Products of BMCA from February 1995 to
                                         December 1995 and Director of Special
                                         Projects of BMCA from July 1992 to
                                         February 1995.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and the four other most highly compensated executive officers of BMCA as of December 31, 1998. The salaries and other compensation of Messrs. Heyman, Rogers and Weinberg for services provided by them to our company are paid by ISP in accordance with a management agreement between ISP and our company.

                                                                              LONG TERM
                                                                             COMPENSATION
                                                                      --------------------------
                                                                                    SECURITIES
                                       ANNUAL COMPENSATION            RESTRICTED    UNDERLYING
                                 --------------------------------       STOCK       SARS (S)/           ALL OTHER
NAME AND PRINCIPAL POSITION(6)    YEAR     SALARY        BONUS(1)       AWARDS      OPTIONS(O)(1)      COMPENSATION
-------------------------------- ------   --------       --------     ----------    ------------       ------------
Samuel J. Heyman ...............   1998           (6)            (6)                          (6)               (6)
  Chairman and Chief               1997           (6)            (6)                          (6)               (6)
  Executive Officer                1996           (6)            (6)                          (6)               (6)
Sunil Kumar ....................   1998   $305,325       $250,000     $2,490,000(2)         --          $1,444,887(2)
  President and Chief              1997    293,550        256,238                        7,609(O)           16,737(2)
  Operating Officer                1996    274,500        165,000                        2,190(O)/          13,561(2)
                                                                                         8,609(S)(7)
William C. Lang ................   1998   $207,083       $ 94,145                        4,200(O)       $   17,465(3)
  Senior Vice President and        1997    133,888(3)      87,094(3)                     3,837(O)(3)         5,682(3)
  Chief Financial Officer          1996           (3)            (3)                           (3)                (3)
Donald W. LaPalme ..............   1998   $169,575       $ 53,199                        2,285(O)       $   15,812(4)
  Senior Vice President--          1997    162,481         55,601                        3,612(O)           17,756(4)
  Operations                       1996    154,750         59,774                        1,200(O)           14,519(4)
William W. Collins .............   1998   $168,000       $ 69,871                        3,000(O)       $   14,899(5)
  Senior Vice                      1997    148,242         57,497                        8,218(O)           14,509(5)
  President--Marketing & Sales,    1996    128,333         42,588                          900(O)           12,092(5)
  Residential Roofing Products

------------------
(1) Bonus amounts are payable pursuant to BMCA's Executive Incentive Compensation Program, except that a portion of the bonus amounts paid to Mr. Lang in 1997 and 1998 and to Dr. LaPalme in 1998 represented special bonus awards to those executive officers. The stock appreciation rights (S) relate to shares of GAF Corporation common stock. The options (O) relate to shares of redeemable convertible preferred stock of BMCA. See "--Options/ SARs".

(2) Included in "All Other Compensation" for Mr. Kumar are $11,450, $11,450 and $10,750 representing BMCA's contribution under the GAF Capital Accumulation Plan in 1998, 1997 and 1996, respectively; $3,316, $3,324 and $1,636 for the premiums paid by BMCA for a life insurance policy in 1998, 1997 and 1996, respectively; and $1,963, $1,963 and $1,175 for the premiums paid by BMCA for a long-term disability policy in 1998, 1997 and 1996, respectively. In connection with the July 1998 merger of ISP Holdings and ISP, all options to purchase shares of redeemable convertible preferred stock of ISP Holdings and stock appreciation rights relating to ISP Holdings common stock, including options and stock appreciation rights held by Mr. Kumar, were cancelled. In consideration for this cancellation, Mr. Kumar was granted 15,000 shares of Class A Common Stock of BMCA and 15,000 shares of Class B Common Stock of BMCA and, subject to satisfaction of certain future vesting requirements through December 2003 and to his remaining our employee at such vesting periods, Mr. Kumar is entitled to receive cash payments of $5,073,212 in the aggregate. Mr. Kumar received $1,428,158 of these cash payments in 1998. Included in "Restricted Stock Awards" is the value of the common stock granted to Mr. Kumar as of the date of grant. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Mr. Kumar was elected Chief Executive Officer of BMCA, effective January 1, 1999.
                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

(3) Included in "All Other Compensation" for Mr. Lang are $11,200 and $2,010, representing BMCA's contribution under the GAF Capital Accumulation Plan in 1998 and 1997, respectively; $4,459 and $2,583 for the premiums paid by BMCA for a life insurance policy in 1998 and 1997, respectively; and $1,806 and $1,089 for the premiums paid on a long-term disability policy in 1998 and 1997, respectively. Mr. Lang commenced employment with us in April 1997.

(4) Included in "All Other Compensation" for Dr. LaPalme are: $9,442, $11,700, and $11,000, representing BMCA's contribution under the GAF Capital Accumulation Plan in 1998, 1997 and 1996, respectively; $5,022, $4,781 and $2,754 for the premiums paid by BMCA for a life insurance policy in 1998, 1997 and 1996, respectively; and $1,348, $1,275 and $765 for the premiums paid by BMCA for a long-term disability policy in 1998, 1997, and 1996, respectively.

(5) Included in these amounts for Mr. Collins are: $11,450, $11,513 and $10,633, representing BMCA's contribution under the GAF Capital Accumulation Plan in 1998, 1997 and 1996, respectively; $2,122, $1,884 and $849 for the premiums paid by BMCA for a life insurance policy in 1998, 1997 and 1996, respectively; and $1,327, $1,112 and $610 for the premiums paid by BMCA for a long-term disability policy in 1998, 1997 and 1996, respectively.

(6) The salary and other compensation of Mr. Heyman are paid by ISP pursuant to our management agreement with ISP. No allocation of compensation for services to BMCA is made pursuant to the management agreement, except that BMCA reimbursed ISP $115,351 and $133,989 under the management agreement in respect of bonus amounts earned by Messrs. Rogers and Weinberg, respectively, for 1997 in connection with services performed by them for BMCA during that year. In addition, BMCA reimburses ISP, through payment of the management fees payable under the management agreement, for the estimated costs ISP incurs for providing the services of these officers. See
    Item 13, "Certain Relationships and Related Transactions--Management Agreement."

(7) Excluded are options to purchase redeemable preferred stock of ISP Holdings. As described in Note 2 above, these options were cancelled in connection with the July 1998 merger of ISP Holdings and ISP.

OPTIONS/SARS

     The following table summarizes options ("BMCA Preferred Options") to acquire BMCA's redeemable convertible preferred stock granted during 1998 to the executive officers named in the Summary Compensation Table above and the potential realizable value of BMCA Preferred Options held by such persons. No BMCA Preferred Options were exercised by such persons in 1998.

                 BMCA PREFERRED STOCK OPTION GRANTS IN 1998(1)

                                                                        POTENTIAL REALIZABLE
                                                                              VALUE AT
                                                                        ASSUMED ANNUAL RATES
                                                                                 OF
                                                                             BOOK VALUE
                        NUMBER OF SECURITIES    % OF TOTAL OPTIONS          APPRECIATION
                        UNDERLYING OPTIONS      GRANTED TO EMPLOYEES    --------------------
                           GRANTED              IN FISCAL 1998             5%         10%
                        --------------------    --------------------    --------    --------
Sunil Kumar..........              --                     --                  --          --
William C. Lang......           4,200                    7.5%           $100,902    $222,967
Donald W. LaPalme....           2,285                    4.0              54,895     121,305
William W. Collins...           3,000                    5.3              72,073     159,262

------------------
(1) The BMCA Preferred Options represent options to purchase shares of redeemable convertible preferred stock of BMCA. Each share of preferred stock is convertible, at the holder's option, into shares of Class A Common Stock of BMCA at a formula price based on Book Value (as defined in the option agreement) as of the date of grant. The BMCA Preferred Options vest over five years from the date of
                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

    grant. Dividends will accrue on the preferred stock from the date of issuance at the rate of 8% per annum. The preferred stock is redeemable, at BMCA's option, for a redemption price equal to the exercise price per share plus accrued and unpaid dividends. The Class A Common Stock of BMCA issuable upon conversion of the preferred stock is subject to repurchase by BMCA under certain circumstances at a price equal to current Book Value. The exercise price of the options is equal to the fair value per share of the preferred stock at the date of grant. The BMCA Preferred Options have no expiration date. The potential realizable values are calculated on the basis of a five-year period from the date of grant.

   BMCA PREFERRED STOCK OPTIONS/GAF CORPORATION STOCK APPRECIATION RIGHTS AND
                               OPTIONS/SAR VALUES
                              AT DECEMBER 31, 1998

                           NUMBER OF SECURITIES
                                UNDERLYING                VALUE OF UNEXERCISED
                        UNEXERCISED BMCA PREFERRED    IN-THE-MONEY BMCA PREFERRED
                        OPTIONS(O)/GAF CORPORATION    OPTIONS (O)/GAF CORPORATION
                          SARs(S)(1) AT 12/31/98          SARs(S) AT 12/31/98
NAME                    EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
---------------------   --------------------------    ---------------------------
Sunil Kumar..........          5,521/12,289(S)              $      0/$    0
                                2,836/6,963(O)                55,110/82,127(2)
William C. Lang......             767/7,270(O)                 6,799/27,545(2)
Donald W. LaPalme....           1,442/5,655(O)                28,565/37,948(2)
William W. Collins...           2,184/9,934(O)                23,568/36,319(2)

------------------
(1) The stock appreciation rights relating to GAF Corporation common stock represent the right to receive a cash payment based upon the appreciation in value of the specified number of shares of common stock of GAF Corporation over the determined initial book value per share of common stock of GAF Corportion (adjusted for the separation transactions) and interest on such book value at a specified rate. The GAF Corporation stock appreciation rights vest over a five-year period, subject to earlier vesting under certain circumstances, including in connection with a change of control, and have no expiration date.

(2) Options for 9,799, 3,837, 4,812 and 9,118 shares of preferred stock were in-the-money for Messrs. Kumar, Lang, LaPalme and Collins, respectively, at December 31, 1998.

COMPENSATION OF DIRECTORS

     The directors of BMCA do not receive any compensation for their services as such.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATIONS

     Compensation decisions are determined by our Board of Directors, each member of which is also one of our executive officers. Messrs. Rogers and Heyman are also executive officers of ISP, and Mr. Heyman is a member of the Board of Directors of ISP. See Item 13, "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Approximately 98.5% of our outstanding Class A Common Stock is owned of record by GAF Building Materials Corporation. All of the outstanding common stock of GAF Building Materials Corporation is owned of record by G Industries which is 100% owned by G-I Holdings, which in turn is 100% owned by GAF Corporation. All of our outstanding Class B Common Stock is owned of record by trusts for the benefit of the children of Mr. Kumar.

     The following table sets forth information with respect to the ownership of Common Stock, as of March 19, 1999, by each other person known to us to own beneficially more than 5% of either class of the

Common Stock outstanding on that date, by each of our directors and by all of our executive officers and directors as a group.

                                                         AMOUNT AND
                                                         NATURE OF
                              NAME AND ADDRESS OF        BENEFICIAL      PERCENT OF    TOTAL VOTING
TITLE OF CLASS                BENEFICIAL OWNER(1)        OWNERSHIP         CLASS          POWER
-----------------------   ----------------------------   ----------      ----------    ------------
Class A Common Stock...   Samuel J. Heyman               1,000,010          98.5%(2)       97.0%(2)

                          Sunil Kumar                       15,000             1.5%           1.5%

                          All directors and executive
                          officers of BMCA as a
                          group (7 persons)              1,015,010         100.0%(2)       98.5%(2)

Class B Common Stock...   Sunil Kumar                       15,000(3)        100.0%           1.5%

                          All directors and executive
                          officers of BMCA as a
                          group (7 persons)                 15,000(3)        100.0%           1.5%

------------------
(1) The business address for each of Messrs. Heyman and Kumar is 1361 Alps Road, Wayne, New Jersey 07470.

(2) The number of shares shown as being beneficially owned (as defined in Rule 13d-3 of the Exchange Act) by Mr. Heyman and by all directors and executive officers of the Company as a group attributes ownership of GAF Building Materials Corporation's shares to Mr. Heyman. As of March 19, 1999, Mr. Heyman beneficially owned (as defined in Rule 13d-3 of the Exchange Act) approximately 97% of the capital stock of GAF Corporation.

(3) The shares of Class B Common Stock are owned of record by trusts for the benefit of Mr. Kumar's children. Mr. Kumar disclaims beneficial ownership of all of these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENTS

     Pursuant to a management agreement which expires December 31, 1999, ISP (of which our Chairman, Samuel J. Heyman beneficially owns (as defined in Rule 13d-3 of the Exchange Act) approximately 76%) provides certain general management, administrative, legal, telecommunications, information and facilities services to us (including the use of our headquarters in Wayne, New Jersey). ISP charged us $4.3 million in 1998 for providing these services. These charges consist of management fees and other reimbursable expenses attributable to us, or incurred by ISP for our benefit. They are based on an estimate of the costs ISP incurs to provide such services. Effective January 1, 1999, the term of the management agreement was extended through the end of 1999, and the management fees payable under such agreement were increased. We also allocate a portion of the management fees payable by us under the management agreement to separate lease payments for the use of our headquarters. Based on the services provided by ISP in 1998 under the management agreement, the aggregate amount payable by us to ISP under the management agreement for 1999 is expected to be approximately
$5.3 million. Certain of our executive officers receive their compensation from ISP. ISP is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the management agreement.

     As of January 1, 1997, we entered into a separate management agreement with GAF Fiberglass under which we provide certain general management, administrative and financial services to GAF Fiberglass. Under the management agreement which was renewed for 1999 and expires December 31, 1999, GAF Fiberglass is obligated to pay us an annual management fee of $1.0 million.

     Due to the unique nature of the services provided under the management agreements, comparisons with third party arrangements are difficult. However, we believe that the terms of each of the management agreements taken as a whole are no less favorable to us than could be obtained from an unaffiliated third party.

CERTAIN PURCHASES

     We purchase all of our colored roofing granules requirements from ISP (except for the requirements of our California and Oregon roofing plants and a portion of the requirements of our Indiana roofing plant which are supplied by a third party) under a requirements contract. Effective January 1, 1999, this contract was amended to cover, among other things, purchases of colored roofing granules by our subsidiaries and was renewed for 1999. This contract is subject to annual renewal unless terminated by either party to such agreement. In 1997 and 1998, BMCA and its subsidiaries purchased in the aggregate approximately $51.1 million and $62.6 million, respectively, of mineral products from ISP.

     As part of the separation transactions involving GAF and its subsidiaries in January 1997, we transferred to GAF Fiberglass our Nashville, Tennessee facility. GAF Fiberglass manufactures a significant portion of our glass fiber requirements pursuant to a supply agreement on terms which we believe are at least as favorable to us as could be obtained from an unaffiliated third party. In 1997 and 1998, we purchased approximately $24.5 million and $26.1 million, respectively, of glass fiber from GAF Fiberglass.

TAX SHARING AGREEMENT

     We have entered into a tax sharing agreement dated January 31, 1994 with GAF Corporation and G-I Holdings with respect to the payment of federal income taxes and certain related matters. During the term of the tax sharing agreement, which is effective for the period during which we or any of our domestic subsidiaries is included in a consolidated federal income tax return filed by GAF Corporation, we are obligated to pay G-I Holdings an amount equal to those federal income taxes we would have incurred if we (on behalf of ourselves and our domestic subsidiaries) filed our own federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by us to G-I Holdings in future years, but cannot be carried back. If we ever were to leave the GAF Corporation consolidated tax group (the "GAF Group"), we would be required to pay to G-I Holdings the value of any tax attributes to which we would succeed under the consolidated return regulations to the extent such attributes reduced the amounts otherwise payable by us under the tax sharing agreement. Under certain circumstances, the provisions of the tax sharing agreement could result in us having a greater liability under the agreement than we would have had if we (and our domestic subsidiaries) had filed our own separate federal income tax return. Under the tax sharing agreement, we and each of our domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of GAF Corporation or its subsidiaries for years prior to the adoption of the tax sharing agreement that relate to our business or assets or the business or assets of any of our domestic subsidiaries. Although, as a member of the GAF Group, we are severally liable for all federal income tax liabilities of the GAF Group, including tax liabilities not related to our business, G-I Holdings and GAF Corporation have agreed to indemnify us and our subsidiaries for all tax liabilities of the GAF Group other than tax liabilities (1) arising from our operations and the operations of our domestic subsidiaries and (2) for tax years pre-dating the tax sharing agreement that relate to our business or assets and the business or assets of any of our domestic subsidiaries. The tax sharing agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the tax sharing agreement, GAF Corporation makes all decisions with respect to all matters relating to taxes of the GAF Group. The provisions of the tax sharing agreement take into account both the federal income taxes we would have incurred if we filed our own separate federal income tax return and the fact that we are a member of the GAF Group for federal income tax purposes.

INTERCOMPANY BORROWINGS

     BMCA makes loans to, and borrows from, G-I Holdings and its subsidiaries from time to time at prevailing market rates (between 5.82% and 5.96% per annum) during 1997 and 1998. The highest amount of loans made by BMCA to G-I Holdings during 1997 and 1998 was $6.2 million. No loans were made to BMCA by G-I Holdings and its subsidiaries during 1997 and 1998. As of December 31, 1998, no loans were owed to BMCA by G-I Holdings, and no loans were owed by BMCA to affiliates. In addition, BMCA makes non-interest bearing advances to affiliates, of which $1.5 million were outstanding at December 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

     (a)(1) Financial Statements: See Index on page F-1.

     (a)(2) Financial Statement Schedules: See Index on page F-1.

     (a)(3) Exhibits:

EXHIBIT
NUMBER    DESCRIPTION
-------   ---------------------------------------------------------------------
  2.1     -- Reorganization Agreement, dated as of December 31, 1998, by and among BMCA, Building Materials Manufacturing Corporation and Building Materials Investment Corporation (incorporated by reference to Exhibit 2.1 to BMCA's Registration Statement on
             Form S-4 (Registration No. 333-69749) (the "2008 Notes S-4")).

  3.1     -- Certificate of Incorporation of BMCA (incorporated by reference to
             Exhibit 3.1 to BMCA's Form 10-Q for the quarter ended September 27, 1998).

  3.2     -- By-laws of BMCA (incorporated by reference to Exhibit 3.2 to
             BMCA's Registration Statement on Form S-4 (Registration
             No. 33-81808)) (the "Deferred Coupon Note Registration
             Statement").

  3.3     -- Certificate of Incorporation of Building Materials Manufacturing
             Corporation.

  3.4     -- By-laws of Building Materials Manufacturing Corporation.

  3.5     -- Certificate of Incorporation of Building Materials Investment
             Corporation.

  3.6     -- By-laws of Building Materials Investment Corporation.

  4.1     -- Indenture, dated as of December 3, 1998, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the 2008 Notes S-4).

  4.2     -- First Supplemental Indenture dated as of January 1, 1999 to
             Indenture dated as of December 3, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the 2008 Notes S-4).

  4.3     -- Registration Rights Agreement, dated December 3, 1998, between
             BMCA, Bear, Stearns & Co. Inc. and Chase Securities, Inc. (incorporated by reference to Exhibit 4.3 to the 2008 Notes S-4).

  4.4     -- Indenture, dated as of June 30, 1994, between BMCA and The Bank of
             New York, as trustee (incorporated by reference to Exhibit 4.1 to the Deferred Coupon Note Registration Statement).

  4.5     -- Indenture, dated as of December 9, 1996, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration
             No. 333-20859) (the "2006 Notes Registration Statement")).

  4.6     -- Indenture, dated as of October 20, 1997, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration
             No. 333-41531) (the "8% Notes Registration Statement")).

  4.7     -- Indenture, dated as of July 17, 1998, between BMCA and The Bank of
             New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-60633) (the "2005 Notes S-4")).

  4.8     -- First Supplemental Indenture, dated as of November 30, 1998, to
             Indenture dated as of June 30, 1994 between BMCA as issuer and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.5 to the 2008 Notes S-4).

  4.9     -- Second Supplemental Indenture, dated as of January 1, 1999, to
             Indenture dated as of June 30, 1994, as previously amended, among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.6 to the 2008 Notes S-4).

  4.10    -- First Supplemental Indenture, dated as of January 1, 1999, to
             Indenture dated as of December 9, 1996 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.7 to the 2008 Notes S-4).

  4.11    -- First Supplemental Indenture, dated as of January 1, 1999, to
             Indenture dated as of October 20, 1997 among BMCA, as issuer, Building Materials Manufacturing Corporation, as co-obligor, Building Materials Investment Corporation, as Guarantor and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.8 to the 2008 Notes S-4).

  4.12    -- First Supplemental Indenture, dated as of January 1, 1999, to
             Indenture dated as of July 17, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.9 to the 2008 Notes S-4).

 10.1     -- Amended and Restated Management Agreement, dated as of January 1,
             1999, among GAF, G-I Holdings, G Industries, Merick Inc.,
             GAF Fiberglass, ISP, GAF Building Materials Corporation, GAF Broadcasting Company, Inc., BMCA and ISP Opco Holdings Inc.

 10.2     -- Form of Option Agreement relating to Series A Cumulative
             Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 10.9 to BMCA's Form 10-K for the year ended
             December 31, 1996 (the "1996 Form 10-K")).*

 10.3     -- Forms of Amendment to Option Agreement relating to Series A
             Cumulative Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 10.12 to BMCA's Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).*

 10.4     -- Form of Option Agreement relating to Series A Cumulative
             Redeemable Preferred Stock (incorporated by reference to
             Exhibit 10.13 to the 1997 Form 10-K).*

 10.5     -- BMCA Preferred Stock Option Plan (incorporated by reference to
             Exhibit 4.2 to BMCA's Form S-8).*

 10.6     -- Tax Sharing Agreement, dated as of January 31, 1994, among GAF,
             G-I Holdings and BMCA (incorporated by reference to Exhibit 10.6 to the Deferred Coupon Note Registration Statement).

 10.7     -- Reorganization Agreement, dated as of January 31, 1994, among GAF
             Building Materials Corporation, G-I Holdings and BMCA (incorporated by reference to Exhibit 10.9 to the Deferred Coupon Note Registration Statement).

 10.8     -- Stock Appreciation Right Agreement, dated January 1, 1997, between
             GAF Corporation and Sunil Kumar (incorporated by reference to
             Exhibit 10.11 to the 1996 Form 10-K).*

 10.9     -- Amended and Restated Stock Appreciation Right Agreement, dated
             January 1, 1997, between GAF Corporation and Sunil Kumar (incorporated by reference to Exhibit 10.12 to the 1996
             Form 10-K).*

 10.10    -- Letter Agreement, dated July 8, 1998, among BMCA, ISP Holdings and
             Sunil Kumar (incorporated by reference to Exhibit 10.18 to the 2005 Notes S-4).*

 21       -- Subsidiaries of BMCA (incorporated by reference to Exhibit 21 to the 2008 Notes S-4).

 23       -- Consent of Arthur Andersen LLP.

 27       -- Financial Data Schedule for fiscal year 1998, which is submitted electronically to the Securities and Exchange Commission for information only.

------------------
 * Management and/or compensation plan or arrangement.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed in the fourth quarter of 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       BUILDING MATERIALS CORPORATION OF AMERICA

                                       By:          /s/ WILLIAM C. LANG
                                           -------------------------------------
                                                      William C. Lang
                                              Senior Vice President and Chief
                                                     Financial Officer
Date: March 30, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     SIGNATURE                          TITLE                          DATE
--------------------   ----------------------------------------   --------------

/s/ SAMUEL J. HEYMAN   Chairman of the Board and Director         March 30, 1999
--------------------
Samuel J. Heyman

/s/ SUNIL KUMAR        President, Chief Executive Officer and     March 30, 1999
--------------------   Director (Principal Executive Officer)
Sunil Kumar

/s/ JAMES P. ROGERS    Executive Vice President and Director      March 30, 1999
--------------------
James P. Rogers

/s/ WILLIAM C. LANG    Senior Vice President and Chief            March 30, 1999
--------------------   Financial Officer (Principal Financial
William C. Lang        and Accounting Officer)

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANTS HAVE DULY CAUSED THIS REPORT TO BE SIGNED ON THEIR BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    BUILDING MATERIALS MANUFACTURING CORPORATION

                                    BUILDING MATERIALS INVESTMENT CORPORATION

                                    By:       /s/ WILLIAM C. LANG
                                        -------------------------------
                                                William C. Lang
                                        Senior Vice President and Chief
                                               Financial Officer
Date: March 30, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANTS AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     SIGNATURE                          TITLE                          DATE
--------------------   ----------------------------------------   --------------

/s/ SUNIL KUMAR        President, Chief Executive Officer and     March 30, 1999
--------------------   Director (Principal Executive Officer)
Sunil Kumar

/s/ WILLIAM C. LANG    Senior Vice President and Chief            March 30, 1999
--------------------   Financial Officer (Principal Financial
William C. Lang        and Accounting Officer)

                   BUILDING MATERIALS CORPORATION OF AMERICA
                                   FORM 10-K

          INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS, CONSOLIDATED
                       FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                              PAGE
                                                                                                              ----
Management's Discussion and Analysis of Financial Condition and Results of Operations......................   F-2

Selected Financial Data....................................................................................   F-8

Report of Independent Public Accountants...................................................................   F-9

Consolidated Statements of Operations for the three years ended December 31, 1998..........................   F-10

Consolidated Balance Sheets as of December 31, 1997 and 1998...............................................   F-11

Consolidated Statements of Cash Flows for the three years ended December 31, 1998..........................   F-12

Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1998................   F-14

Notes to Consolidated Financial Statements.................................................................   F-15

Supplementary Data (Unaudited):
  Quarterly Financial Data (Unaudited).....................................................................   F-41

                                  SCHEDULES

Consolidated Financial Statement Schedules:
  Schedule II--Valuation and Qualifying Accounts...........................................................   S-1

                   BUILDING MATERIALS CORPORATION OF AMERICA

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Building Materials Corporation of America (the "Company"), an indirect subsidiary of GAF Corporation ("GAF") and G-I Holdings Inc. ("G-I Holdings"), was formed in January 1994 to acquire the operating assets and certain liabilities of GAF Building Materials Corporation ("GAFBMC"), the Company's parent. See Note 1 to Consolidated Financial Statements.

RESULTS OF OPERATIONS

  1998 Compared With 1997

     The Company recorded a net loss in 1998 of $10.6 million compared with net income of $26.1 million in 1997. The net loss in 1998 reflected the impact of $27.6 million of pre-tax nonrecurring charges ($17.1 million after-tax impact) and after-tax extraordinary charges of $18.1 million. Excluding the effect of these charges, the Company's results reflected higher operating and other income, partially offset by increased interest expense.

     Net sales for 1998 were $1.088 billion, a 15.2% increase over net sales for 1997 of $944.6 million, principally due to increased sales in the residential roofing product line and the acquisition of the Leslie-Locke business in June 1998 (see Note 4 to Consolidated Financial Statements), partially offset by lower sales in the commercial roofing product line. The increase in residential sales resulted from higher unit volumes and average selling prices, while the commercial roofing product line experienced declines in both unit volumes and average selling prices.

     The Company recorded pre-tax nonrecurring charges in 1998 aggregating
$27.6 million, of which $20.0 million related to the settlement of a national class action lawsuit involving asphalt shingles manufactured between January 1, 1973 and December 31, 1997. Under the terms of the September 1998 settlement, which has been granted preliminary approval by the court pending the outcome of a fairness hearing, the Company will provide property owners whose GAF shingles were manufactured during this period and which suffer certain damages during the term of their original warranty period, and who file a qualifying claim, with an opportunity to receive certain limited benefits beyond those already provided in their existing warranty. If the court grants final approval of this settlement, the settlement will resolve a class action filed against GAFBMC in Mobile County, Alabama. Several other class action lawsuits that had been brought against GAFBMC in 1996 and 1997 were stayed pending final approval of the Mobile County, Alabama class action. Each of these lawsuits had alleged that certain GAF shingles were defective and sought unspecified damages. The Company agreed to the settlement, payments against which will be made over a number of years, to avoid the expense required to defend such litigation. The Company believes the court will grant final approval of the settlement, although there can be no assurance in that regard. If the court does not grant final approval and the settlement agreement is rendered inoperable, the Mobile County, Alabama action would continue as if no settlement agreement had existed. In addition, the stays of the other class actions could be lifted and those actions could continue. In that event, the Company would reverse the pre-tax nonrecurring charge of $20.0 million related to the settlement. In July 1998, the Company recorded a pre-tax nonrecurring charge of $7.6 million related to a grant to its President and Chief Executive Officer of 30,000 shares of restricted common stock of the Company and related cash payments to be made over a specified period of time (substantially all of which is earned) in connection with the termination by an affiliate of preferred stock options and stock appreciation rights held by such officer.

     Operating income, before the impact of the nonrecurring charges, was $73.5 million for 1998, a 4.9% increase over the $70.1 million recorded in 1997. This increase in operating income was primarily attributable to improved gross profit margins due to increased plant capacity utilization and the inclusion of the Leslie-Locke business since its acquisition in June 1998. Partially offsetting these improvements were higher distribution costs due to rail carrier service problems in the first nine months of 1998, and higher selling, general and administrative expenses resulting from broader marketing efforts.

     Interest expense increased from $42.8 million in 1997 to $49.7 million in 1998, primarily due to higher debt levels, partially offset by lower average interest rates. The lower average interest rates resulted from the refinancing of $279.7 million in aggregate principal amount at maturity of the Company's 11 3/4% Senior Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") with substantially all of the net proceeds from the issuances of the 7 3/4% Senior Notes due 2005 (the "2005 Notes") and 8% Senior Notes due 2008 (the "2008 Notes") on July 17 and December 3, 1998, respectively. See the discussion below under Liquidity and Financial Condition. In connection with these transactions, the Company recorded after-tax extraordinary losses of $18.1 million, related to premiums paid to purchase the Deferred Coupon Notes.

     Other income, net, was $15.9 million in 1998 compared with $15.5 million in 1997, with the improvement due primarily to the absence of a $3.0 million provision recorded in 1997 for estimated obligations related to product warranty claims for a discontinued product, and lower other miscellaneous expenses, partially offset by $4.2 million lower investment income.

  1997 Compared With 1996

     The Company recorded net income in 1997 of $26.1 million compared with net income of $17.1 million in 1996. The 53.0% increase in net income was attributable to higher operating and other income, partially offset by higher interest expense.

     Net sales for 1997 increased $92.7 million, or 10.9%, to $944.6 million compared with $852.0 million in 1996. The sales growth reflected increased unit volumes of both the residential and commercial roofing product lines, as well as the sales of the Leatherback Industries business of $30.2 million, which was acquired in March 1997.

     Gross profit margin increased to 27.3% in 1997 compared with 27.0% in 1996, resulting primarily from lower manufacturing costs and improved product mix. Selling, general and administrative expenses increased 11.4% to $185.7 million in 1997 from $166.7 million in 1996, primarily reflecting increased costs of distribution. Selling, general and administrative expenses as a percentage of net sales increased slightly from 19.6% in 1996 to 19.7% in 1997.

     Operating income in 1997 was $70.1 million, an increase of $8.7 million, or 14.2%, compared with $61.4 million in 1996. The increase in operating income was attributable to the higher sales levels and improved margins.

     Interest expense was $42.8 million in 1997 compared with $32.0 million in 1996 due to higher debt levels, primarily resulting from the issuance in December 1996 of $100 million in aggregate principal amount of 8 5/8% Senior Notes due 2006 (the "8 5/8% Notes") and the issuance in October 1997 of
$100 million in aggregate principal amount of 8% Senior Notes due 2007 (the "2007 Notes").

     Other income, net, was $15.5 million in 1997 compared with other expense, net, of $1.5 million in 1996. The improvement was due principally to $20.0 million higher investment income, partially offset by a $3.0 million provision for estimated obligations related to product warranty claims for a discontinued product.

LIQUIDITY AND FINANCIAL CONDITION

     Net cash inflow during 1998 was $61.6 million before financing activities, and included $88.0 million of cash generated from operations, the reinvestment of $71.1 million for capital programs, acquisitions of $59.2 million, including the acquisition of the Leslie-Locke business for $43.5 million, proceeds of $29.0 million from the sale of the Company's perlite insulation manufacturing assets, and the generation of $74.9 million from net sales of available-for-sale and held-to-maturity securities.

     Cash invested in additional working capital totaled $27.9 million during 1998, primarily reflecting increases in accounts payable and accrued liabilities of $40.4 million, partially offset by a $10.9 million increase in inventories and a $4.0 million increase in receivables. Accrued liabilities, including the reserve for product warranty claims, increased by $40.7 million to $80.1 million as a result of additional accrued interest payable, increases in accrued distribution costs and other plant operating accruals and due to the $8.6 million short-term portion of the $27.6 million of nonrecurring charges. Cash from operating activities also reflected a $42.2 million cash inflow from related party transactions as a result of repayments of advances which were made by the Company in 1997, a $64.3 million cash outflow for net purchases of trading securities and $17.4 million of cash inflow from an increase in other liabilities and other operating activities, mainly reflecting $19.0 million of the nonrecurring charges and $6.6 million of net unrealized losses on trading securities and other short-term investments.

     Net cash used in financing activities totaled $49.5 million in 1998. The Company generated $303.5 million from the issuances in 1998 of the 2005 Notes and the 2008 Notes and $6.2 million from the repayment of a loan by a related party. Offsetting such cash inflows was $287.9 million of repayments of long-term debt, principally the repurchase of $279.7 million in aggregate principal amount at maturity of the Deferred Coupon Notes, a $34.0 million paydown of borrowings under the Company's bank credit facility, a $26.9 million paydown of short-term borrowings, and $6.1 million of financing fees and expenses.

     As a result of the foregoing factors, cash and cash equivalents increased by $12.1 million during 1998 to $25.0 million, excluding $180.6 million of trading, available-for-sale and held-to-maturity securities and other short-term investments.

     In December 1998, the Company issued $155 million in aggregate principal amount of the 2008 Notes and used substantially all of the net proceeds from such issuance to purchase, and subsequently cancel, $147.1 million in aggregate principal amount at maturity of the Deferred Coupon Notes.

     In July 1998, the Company issued $150 million in aggregate principal amount of the 2005 Notes and used substantially all of the net proceeds from such issuance to purchase, and subsequently cancel, $132.6 million in aggregate principal amount at maturity of the Deferred Coupon Notes.

     The Company's bank credit facilities were replaced in August 1997 with a new three-year, $75 million facility (the "Credit Agreement"). The terms of the Credit Agreement provide for a $75 million unsecured revolving credit facility, the full amount of which is available for letters of credit, provided that total borrowings and outstanding letters of credit may not exceed $75 million in the aggregate. As of December 31, 1998, no borrowings were outstanding under the Credit Agreement and $29.9 million of letters of credit were outstanding. Under the terms of the Credit Agreement, the Company is subject to certain financial covenants, including interest coverage and leverage ratios, and dividends and other restricted payments are limited. The Company was in compliance with such covenants as of December 31, 1998.

     Additional borrowings by the Company are subject to certain covenants contained in the indentures relating to the 8 5/8% Notes, the 2007 Notes, the 2005 Notes, the 2008 Notes (collectively, the "Other Senior Notes"), the Deferred Coupon Notes and the Credit Agreement. The Company is currently limited by certain of these covenants from incurring additional debt, except under certain limited circumstances including under the Credit Agreement and the refinancing of existing debt.

     The objectives of the Company in utilizing interest rate swap agreements ("swaps") are to lower funding costs, diversify sources of funding and manage interest rate exposure. In June 1998, the Company terminated its outstanding swaps related to its Deferred Coupon Notes with an aggregate ending notional principal amount of $60.0 million, resulting in gains of $0.7 million. The gains have been deferred and are being amortized as a reduction of interest expense over the remaining original life of the swaps. By utilizing swaps, the Company reduced its interest expense by $2.2, $2.0, and $1.9 million in 1996, 1997 and 1998, respectively. See Note 10 to Consolidated Financial Statements.

     See Note 10 to Consolidated Financial Statements for further information regarding the debt instruments of the Company.

     Upon its formation on January 31, 1994, the Company assumed the first $204.4 million of GAFBMC's liabilities relating to then-pending cases and previously settled asbestos-related bodily injury cases, all of which were paid as of March 30, 1997. See Item 3, "Legal Proceedings" for further information regarding asbestos-related matters. At December 31, 1998, the Company had total outstanding consolidated indebtedness of $592.7 million, of which $4.3 million matures prior to December 31, 1999, and stockholders' equity of $44.9 million. The Company anticipates funding such obligations from its cash and investments, operations and/or borrowings, which may include borrowings from affiliates.

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

     The Company makes loans to, and borrows from, G-I Holdings and its subsidiaries at prevailing market rates. As of December 31, 1998, no loans were owed to the Company by G-I Holdings and no loans were owed by the Company to affiliates. In addition, the Company makes non-interest bearing advances to affiliates, of which $1.5 million were outstanding at December 31, 1998.

     The parent corporations of the Company are essentially holding companies without independent businesses or operations and, as such, are presently dependent upon the cash flows of their subsidiaries, principally the Company, in order to satisfy their obligations, including asbestos-related claims and certain potential tax liabilities including tax liabilities relating to Rhone-Poulenc Surfactants & Specialties, L.P., a Delaware limited partnership which operates, among other businesses, GAF Fiberglass Corporation's ("GFC") former surfactants chemicals business. The parent corporations of the Company are GAF, G-I Holdings, G Industries Corp. and GAFBMC. Except for the Company, the only significant asset of such parent corporations is GFC. GAF has advised the Company that it expects to obtain funds to satisfy such obligations from, among other things, dividends and loans from subsidiaries, principally the Company, and from payments pursuant to the Tax Sharing Agreement between GAF and the Company. The indentures relating to the Deferred Coupon Notes, the Other Senior Notes and the Credit Agreement contain restrictions on the amount of dividends, loans and other restricted payments, as defined therein, which may be paid by the Company. As of December 31, 1998, after giving effect to the most restrictive of the aforementioned restrictions, the Company could have paid dividends and other restricted payments of up to $79.4 million. The Company does not believe that the dependence of its parent corporations on the cash flows of their subsidiaries should have a material adverse effect on the operations, liquidity or capital resources of the Company. For further information, see Notes 3, 6, 10, 14 and 15 to Consolidated Financial Statements.

     The Company uses capital resources to maintain existing facilities, expand its operations and make acquisitions. In 1999, the Company expects to build a new fiberglass roofing mat manufacturing facility in Shafter, California and a new residential roofing shingle manufacturing facility in Michigan City, Indiana. Funding for the Company's capital program is expected to be generated from results of operations, additional borrowings and leasing transactions.

     The Company does not believe that inflation has had an effect on its results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

  Market-Sensitive Instruments and Risk Management

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

     The Company enters into financial instruments in the ordinary course of business in order to manage its exposure to market fluctuations in interest rates and on its short-term investments. The financial instruments the Company employs to reduce market risk include swaps, futures, and other hedging instruments. The financial instruments are primarily used to hedge the Company's debt and short-term investment portfolios. The counterparties to these financial instruments are major financial institutions with high credit standings. The amounts subject to credit risk are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of the Company. The Company controls credit risk through credit approvals, limits and monitoring procedures. The Company does not anticipate nonperformance by counterparties to these instruments.

                                           DECEMBER 31,         DECEMBER 31,
                                               1997                1998
                                        -----------------    -----------------
                                        NOTIONAL    FAIR     NOTIONAL    FAIR
                                        AMOUNT      VALUE    AMOUNT      VALUE
                                        --------    -----    --------    -----
                                                      (MILLIONS)
Equity-related financial instruments...  $   --     $ --      $178.4     $  0
Interest rate financial instruments....  $ 60.0     $3.1      $   --     $ --

     All of the financial instruments in the above table have a maturity of less than one year.

     In connection with the Deferred Coupon Notes, the Company entered into fixed to floating interest rate swaps in order to balance out the Company's mix of fixed and floating rate debt. As a result of the swaps, the effective interest cost to the Company on the portion of the Deferred Coupon Notes covered by the swaps varied at a fixed spread over LIBOR. The swaps had a notional principal amount of $60 million and a final maturity of July 1, 1999, all of which were terminated as of June 28, 1998.

     As of December 31, 1998, equity-related financial instruments employed by the Company to reduce market risk include long contracts valued at $35.2 million and short contracts valued at $143.2 million, which are marked-to-market each month, with unrealized gains and losses included in the results of operations. As such, there is no economic cost at December 31, 1998 to terminate these instruments and therefore the fair market value is zero.

  Year 2000 Compliance

     The Company has implemented a Year 2000 program (i) to address its Year 2000 issues, i.e., the inability by some IT and non-IT equipment, including embedded technology, to accurately read and process certain dates in the Year 2000 and afterwards, (ii) to investigate the Year 2000 issues of third parties significant to the Company's business, and (iii) to establish contingency plans where appropriate.

     The Company has completed an internal study and believes that it has remediated substantially all of its core systems. The Company has also evaluated and believes that it has remediated subtantially all of its personal computers, mainframe computers and its computer network. The Company believes that the core IT systems remediation has corrected Year 2000 programming issues in all critical areas of the Company's business.

     In addition, the Company is working with outside consultants to certify the compliance of the Company's core systems with externally developed and published certification standards. The Company expects to complete this certification by the third quarter of 1999. The Company's independent third party consultants have inventoried and evaluated substantially all of the Company's non-IT equipment, i.e., voice mail, telephone, fire and security systems and numerically controlled production machinery and computer-based production equipment, and the Company is in the process of remediating and testing this equipment. The Company expects to complete these activities by the second quarter of 1999.

     The Company has requested compliance information in the form of direct questionnaires from vendors significant to the Company's business and is planning to solicit compliance information from its significant customers. The Company expects to complete this solicitation by June 1999. When appropriate, a lack of a response to these questionnaires is being followed by additional correspondence and finally direct contact. The Company has received compliance information from substantially all of its key vendors. Each of these vendors has advised the Company that they are or expect to be ready for the Year 2000 by the end of 1999. The Company is evaluating these responses and is requesting more information where appropriate to help the Company formulate contingency plans, including the identification of secondary suppliers, to minimize the impact of any Year 2000 related issues that may develop. The Company expects this phase of evaluation to be completed by June 1999.

     The Company does not believe the costs of its Year 2000 program will be material to its financial position or results of operations. The Company has incurred outside costs of approximately $650,000 to date and anticipates that additional outside costs should approximate no more than $1 million in the aggregate. The Company will charge these costs, as incurred, against results of operations.

     Management believes it has taken reasonable steps in developing its Year 2000 program. Notwithstanding these actions, there can be no assurance that all of the Company's Year 2000 issues or those of its key suppliers, service providers or customers will be resolved or addressed satisfactorily before the Year 2000 commences. Management believes that the most reasonably likely "worst case scenario" resulting from Year 2000 issues could be the failure by the Company's key suppliers, service providers, customers and other third parties to address their Year 2000 issues. If this were to occur, then the Company's usual channels of supply and distribution could be disrupted and the Company could experience a material adverse impact on its business, results of operations or financial position.

                                    *  *  *

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. The Company's operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                            SELECTED FINANCIAL DATA

     Set forth below are selected consolidated financial data of the Company. The historical financial information gives effect to the formation of the Company as if it had occurred on January 1, 1994 and the Company's financial statements have been prepared on a basis which retroactively reflects the formation of the Company at the beginning of the periods presented, except that the Company's assumption of the first $204.4 million of liability relating to pending and previously settled asbestos-related bodily injury cases and related income tax benefits of $79.7 million have been reflected as a charge of $124.7 million to stockholder's equity upon the Company's formation as of January 31, 1994. As of January 1, 1997, U.S. Intec, Inc. ("U.S. Intec") became a subsidiary of the Company through a capital contribution to the Company by G-I Holdings. Accordingly, the Company's historical consolidated financial statements include U.S. Intec's results of operations and cash flows from the date of its acquisition by G-I Holdings (October 20, 1995), including sales of $21.8 and $99.0 million for the years ended December 31, 1995 and 1996, respectively, and net income (loss) of $(0.5) and $1.3 million, respectively. See Note 1 to Consolidated Financial Statements. The results for the year 1997 include the results of the Leatherback Industries business from the date of its acquisition (March 14, 1997), including sales of $30.2 million. The results for the year 1998 include the results of the Leslie-Locke business from the date of its acquisition (June 1, 1998), including sales of $53.3 million.

                                                                              YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------------
                                                                   1994      1995      1996      1997       1998
                                                                  ------    ------    ------    ------    --------
                                                                                     (MILLIONS)
Operating Data:
  Net sales....................................................   $593.1    $687.2    $852.0    $944.6    $1,088.0
  Operating income.............................................     44.7      45.9      61.4      70.1        46.0
  Interest expense.............................................     13.1      24.8      32.0      42.8        49.7
  Income before income taxes and extraordinary losses..........     27.8      16.5      27.9      42.8        12.2
  Income before extraordinary losses...........................     16.7      10.1      17.1      26.1         7.6
  Net income (loss)............................................     16.7      10.1      17.1      26.1       (10.6)

                                                                                    DECEMBER 31,
                                                                  ------------------------------------------------
                                                                   1994      1995      1996      1997       1998
                                                                  ------    ------    ------    ------    --------
                                                                                     (MILLIONS)
Balance Sheet Data:
  Total working capital........................................   $ 36.2    $ 54.6    $247.3    $284.8    $  220.7
  Total assets.................................................    452.3     559.3     701.6     807.3       847.5
  Long-term debt less current maturities.......................    229.2     310.3     405.7     555.4       588.4
  Stockholders' equity (deficit)...............................    (28.9)     15.8     143.2      83.0        44.9

                                                                              YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------------
                                                                   1994      1995      1996      1997       1998
                                                                  ------    ------    ------    ------    --------
                                                                                     (MILLIONS)
Other Data:
  Depreciation.................................................   $ 16.8    $ 20.3    $ 23.9    $ 22.9    $   26.6
  Goodwill amortization........................................      1.1       1.2       1.7       1.9         2.1
  Capital expenditures and acquisitions........................     54.3      54.1      25.6      77.7       130.3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Building Materials Corporation of America:

     We have audited the accompanying consolidated balance sheets of Building Materials Corporation of America (a Delaware corporation and a 97%-owned subsidiary of GAF Building Materials Corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above, appearing on Pages F-10 to F-40 of this Form 10-K, present fairly, in all material respects, the financial position of Building Materials Corporation of America and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP
Roseland, New Jersey
February 12, 1999

                   BUILDING MATERIALS CORPORATION OF AMERICA

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                1996        1997         1998
                                                                              --------    --------    ----------
                                                                                         (THOUSANDS)
Net sales..................................................................   $851,967    $944,629    $1,087,957
                                                                              --------    --------    ----------
Costs and expenses:
  Cost of products sold....................................................    622,234     686,992       776,908
  Selling, general and administrative......................................    166,706     185,653       235,416
  Goodwill amortization....................................................      1,664       1,891         2,111
  Nonrecurring charges.....................................................         --          --        27,563
                                                                              --------    --------    ----------
  Total costs and expenses.................................................    790,604     874,536     1,041,998
                                                                              --------    --------    ----------
Operating income...........................................................     61,363      70,093        45,959
Interest expense...........................................................    (32,044)    (42,784)      (49,674)
Other income (expense), net................................................     (1,455)     15,462        15,895
                                                                              --------    --------    ----------
Income before income taxes and extraordinary losses........................     27,864      42,771        12,180
Income taxes...............................................................    (10,809)    (16,680)       (4,628)
                                                                              --------    --------    ----------
Income before extraordinary losses.........................................     17,055      26,091         7,552
Extraordinary losses, net of income tax benefits of $11,101................         --          --       (18,113)
                                                                              --------    --------    ----------
Net income (loss)..........................................................   $ 17,055    $ 26,091    $  (10,561)
                                                                              --------    --------    ----------
                                                                              --------    --------    ----------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                          CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1997        1998
                                                                                             --------    --------
                                                                                                 (THOUSANDS)
                                          ASSETS
Current Assets:
  Cash and cash equivalents...............................................................   $ 12,921    $ 24,987
  Investments in trading securities.......................................................     62,059      95,134
  Investments in available-for-sale securities............................................    161,290      56,461
  Investments in held-to-maturity securities..............................................        499       6,358
  Other short-term investments............................................................     19,488      22,671
  Accounts receivable, trade, less reserve of $2,752 and $4,035, respectively.............     13,643      24,249
  Accounts receivable, other..............................................................     50,839      54,795
  Receivable from related parties, net....................................................     11,303          --
  Inventories.............................................................................     72,254      93,364
  Other current assets....................................................................      6,243       4,144
                                                                                             --------    --------
    Total Current Assets..................................................................    410,539     382,163
Property, plant and equipment, net........................................................    241,946     314,400
Excess of cost over net assets of businesses acquired, net of accumulated amortization
  of $8,780 and $10,891, respectively.....................................................     70,046      72,093
Deferred income tax benefits..............................................................     35,981      60,427
Receivable from related parties...........................................................     31,661          --
Other assets..............................................................................     17,113      18,410
                                                                                             --------    --------
Total Assets..............................................................................   $807,286    $847,493
                                                                                             --------    --------
                                                                                             --------    --------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt.........................................................................   $ 26,944    $     --
  Current maturities of long-term debt....................................................      3,801       4,273
  Accounts payable........................................................................     55,642      71,613
  Payable to related parties, net.........................................................         --       5,430
  Accrued liabilities.....................................................................     26,298      59,893
  Reserve for product warranty claims.....................................................     13,100      20,239
                                                                                             --------    --------
    Total Current Liabilities.............................................................    125,785     161,448
                                                                                             --------    --------
Long-term debt less current maturities....................................................    555,446     588,413
                                                                                             --------    --------
Reserve for product warranty claims.......................................................     23,881      28,393
                                                                                             --------    --------
Other liabilities.........................................................................     19,175      24,366
                                                                                             --------    --------
Commitments and Contingencies.............................................................
Stockholders' Equity:.....................................................................
  Series A Cumulative Redeemable Convertible Preferred Stock, $.01 par value per share;
    100,000 and 200,000 shares authorized, respectively; no shares issued.................         --          --
  Class A Common Stock, $.001 par value per share; 1,050,000 and 1,300,000 shares authorized, respectively; 1,000,010 and 1,015,010 shares issued and outstanding,
    respectively..........................................................................          1           1
  Class B Common Stock, $.001 par value per share; 0 and 100,000 shares authorized,
    respectively; 0 and 15,000 shares issued and outstanding, respectively................         --          --
  Additional paid-in capital..............................................................     86,910      89,400
  Accumulated deficit.....................................................................    (14,083)    (24,644)
  Accumulated other comprehensive income (loss)...........................................     10,171     (19,884)
                                                                                             --------    --------
Stockholders' Equity......................................................................     82,999      44,873
                                                                                             --------    --------
Total Liabilities and Stockholders' Equity................................................   $807,286    $847,493
                                                                                             --------    --------
                                                                                             --------    --------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                1996         1997         1998
                                                                              ---------    ---------    ---------
                                                                                          (THOUSANDS)
Cash and cash equivalents, beginning of year...............................   $  45,989    $ 124,560    $  12,921
                                                                              ---------    ---------    ---------
Cash provided by (used in) operating activities:
  Net income (loss)........................................................      17,055       26,091      (10,561)
  Adjustments to reconcile net income (loss) to net cash provided by (used
     in) operating activities:
       Extraordinary losses................................................          --           --       18,113
       Depreciation........................................................      23,857       22,936       26,579
       Goodwill amortization...............................................       1,664        1,891        2,111
       Deferred income taxes...............................................      10,609       16,481        4,128
       Noncash interest charges............................................      23,718       27,222       23,877
  (Increase) decrease in working capital items.............................     (14,905)      17,859       27,898
  Purchases of trading securities..........................................     (33,824)    (123,483)    (189,197)
  Proceeds from sales of trading securities................................      30,394       55,378      124,931
  (Increase) decrease in other assets......................................      (1,711)       1,773          483
  Increase (decrease) in other liabilities.................................      (4,158)      (9,356)       7,779
  Change in net receivable from/payable to related parties.................        (341)     (39,099)      42,242
  Other, net...............................................................         787       (8,001)       9,581
                                                                              ---------    ---------    ---------
Net cash provided by (used in) operating activities........................      53,145      (10,308)      87,964
                                                                              ---------    ---------    ---------
Cash provided by (used in) investing activities:
  Capital expenditures.....................................................     (25,629)     (46,844)     (71,073)
  Acquisitions.............................................................          --      (30,861)     (59,187)
  Proceeds from sale of assets.............................................          --           --       29,019
  Purchases of available-for-sale securities...............................    (139,355)    (223,804)     (89,324)
  Purchases of held-to-maturity securities.................................          --       (4,591)      (6,357)
  Purchases of other short-term investments................................        (660)          --           --
  Proceeds from sales of available-for-sale securities.....................     101,095      173,547      170,055
  Proceeds from held-to-maturity securities................................          --       11,361          499
                                                                              ---------    ---------    ---------
Net cash used in investing activities......................................     (64,549)    (121,192)     (26,368)
                                                                              ---------    ---------    ---------
Cash provided by (used in) financing activities:
  Proceeds (repayments) from sale of accounts receivable...................       8,015      (35,332)      (4,754)
  Increase (decrease) in short-term debt...................................          --       26,944      (26,944)
  (Increase) decrease in loan receivable from related party................          --       (6,152)       6,152
  Proceeds from issuance of debt...........................................      99,502       99,916      304,019
  Increase (decrease) in borrowings under revolving credit facility........          --       34,000      (34,000)
  Repayments of long-term debt.............................................     (34,856)      (3,521)    (287,904)
  Capital contribution from (distributions to) parent company..............      86,077      (91,000)          --
  Payments of asbestos claims..............................................     (66,224)      (3,062)          --
  Financing fees and expenses..............................................      (2,539)      (1,932)      (6,099)
                                                                              ---------    ---------    ---------
Net cash provided by (used in) financing activities........................      89,975       19,861      (49,530)
                                                                              ---------    ---------    ---------
Net change in cash and cash equivalents....................................      78,571     (111,639)      12,066
                                                                              ---------    ---------    ---------
Cash and cash equivalents, end of year.....................................   $ 124,560    $  12,921    $  24,987
                                                                              ---------    ---------    ---------
                                                                              ---------    ---------    ---------

                   BUILDING MATERIALS CORPORATION OF AMERICA

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                1996         1997         1998
                                                                              ---------    ---------    ---------
                                                                                          (THOUSANDS)
Supplemental Cash Flow Information:
  Effect on cash from (increase) decrease in working capital items*:
     Accounts receivable...................................................   $  (5,122)   $   7,773    $  (4,018)
     Inventories...........................................................      (8,123)       8,001      (10,853)
     Other current assets..................................................         756       (3,029)       2,367
     Accounts payable......................................................      (4,096)      10,210       10,228
     Accrued liabilities...................................................       1,680       (5,096)      30,174
                                                                              ---------    ---------    ---------
Net effect on cash from (increase) decrease in working capital items.......   $ (14,905)   $  17,859    $  27,898
                                                                              ---------    ---------    ---------
                                                                              ---------    ---------    ---------
Cash paid during the period for:
  Interest (net of amount capitalized).....................................   $   6,442    $  14,001    $  19,714
  Income taxes (including taxes paid pursuant to the Tax Sharing
     Agreement)............................................................         537          346        1,174

  Acquisition of Leatherback Industries business, net of $8 cash acquired:
     Fair market value of assets acquired..................................                $  27,167
     Purchase price of acquisition.........................................                   25,531
                                                                                           ---------
     Liabilities assumed...................................................                $   1,636
                                                                                           ---------
                                                                                           ---------
  Acquisition of Leslie-Locke business:
     Fair market value of assets acquired..................................                             $  59,318
     Purchase price of acquisition.........................................                                43,468
                                                                                                        ---------
     Liabilities assumed...................................................                             $  15,850
                                                                                                        ---------
                                                                                                        ---------

------------------
* Working capital items exclude cash and cash equivalents, short-term investments, short-term debt and net receivables from/payables to related parties. Working capital acquired in connection with acquisitions is reflected in "Acquisitions". The effects of reclassifications between noncurrent and current assets and liabilities are excluded from the amounts shown above. In addition, the increase in receivables shown above does not reflect the cash proceeds from the sale of certain of the Company's receivables (see Note 7); such proceeds are reflected in cash from financing activities. As discussed in Notes 1 and 2, in connection with the Separation Transactions, G-I Holdings made a noncash contribution to the Company in December 1996 of $2.8 million of available-for-sale securities, $7.1 million of held-to-maturity securities and $13.2 million of other short-term investments.

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               CAPITAL
                                                              STOCK AND    ACCUMULATED
                                                              ADDITIONAL      OTHER
                                                               PAID-IN     COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE
                                                               CAPITAL     INCOME (LOSS)    DEFICIT      INCOME (LOSS)
                                                              ----------   -------------   -----------   -------------
                                                                            (THOUSANDS)
Balance, December 31, 1995..................................   $ 73,374      $    (363)     $ (57,229)
  Comprehensive income--year ended December 31, 1996:
    Net income..............................................         --             --         17,055      $  17,055
                                                                                                           ---------
    Other comprehensive income, net of tax:
    Unrealized holding gains, net of income taxes of
       $1,883...............................................                     3,020                         3,020
    Less: Reclassification adjustment for gains included in
       net income, net of income tax effect of $1,550.......                     2,498                         2,498
                                                                             ---------                     ---------
    Unrealized gains on available-for-sale securities.......         --            522             --            522
    Minimum pension liability adjustment....................         --            552             --            552
                                                                                                           ---------
  Comprehensive income......................................                                               $  18,129
                                                                                                           ---------
                                                                                                           ---------
  Capital contribution from parent company..................    109,326             --             --
                                                               --------      ---------      ---------
Balance, December 31, 1996..................................   $182,700      $     711      $ (40,174)
  Comprehensive income--year ended December 31, 1997:
    Net income..............................................         --             --         26,091      $  26,091
                                                                                                           ---------
    Other comprehensive income, net of tax:
    Unrealized holding gains, net of income taxes of
       $5,043...............................................                     7,886                         7,886
    Less: Reclassification adjustment for losses included in
       net income, net of income tax effect of $1,548.......                    (2,422)                       (2,422)
                                                                             ---------                     ---------
    Unrealized gains on available-for-sale securities.......         --         10,308             --         10,308
    Minimum pension liability adjustment....................         --           (848)            --           (848)
                                                                                                           ---------
  Comprehensive income......................................                                               $  35,551
                                                                                                           ---------
                                                                                                           ---------
  Distributions to parent company...........................    (91,000)            --             --
  Transfer of Nashville, Tennessee plant to GAF Fiberglass
    Corporation.............................................     (4,789)            --             --
                                                               --------      ---------      ---------
Balance, December 31, 1997..................................   $ 86,911      $  10,171      $ (14,083)
  Comprehensive income (loss)--year ended December 31, 1998:
    Net loss................................................         --             --        (10,561)     $ (10,561)
                                                                                                           ---------
    Other comprehensive income, net of tax:
    Unrealized holding losses, net of income tax benefit of
       $10,409..............................................                   (16,504)                      (16,504)
    Less: Reclassification adjustment for gains included in
       net loss, net of income tax effect of $7,064.........                    11,526                        11,526
                                                                             ---------                     ---------
    Change in unrealized loss on available-for-sale
       securities...........................................         --        (28,030)            --        (28,030)
    Minimum pension liability adjustment....................         --         (2,025)            --         (2,025)
                                                                                                           ---------
  Comprehensive income (loss)...............................                                               $ (40,616)
                                                                                                           ---------
                                                                                                           ---------
  Issuance of 30,000 shares of restricted common stock......      2,490             --             --
                                                               --------      ---------      ---------
Balance, December 31, 1998..................................   $ 89,401      $ (19,884)     $ (24,644)
                                                               --------      ---------      ---------
                                                               --------      ---------      ---------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a 97%-owned subsidiary of GAF Building Materials Corporation ("GAFBMC"), which is a wholly-owned subsidiary of G Industries Corp. ("G Industries"). G Industries is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"), which is a wholly-owned subsidiary of GAF Corporation ("GAF").

NOTE 1. FORMATION OF THE COMPANY

     Effective as of January 31, 1994, GAFBMC transferred to the Company all of its business and assets, other than three closed manufacturing facilities, certain deferred tax assets and receivables from affiliates. The Company recorded the assets and liabilities related to such transfer at GAFBMC's historical costs. The Company contractually assumed all of GAFBMC's liabilities, except (i) all of GAFBMC's environmental liabilities, other than environmental liabilities relating to the Company's plant sites and its business as then-conducted, (ii) all of GAFBMC's tax liabilities, other than tax liabilities arising from the operations or business of the Company and (iii) all of GAFBMC's asbestos-related liabilities, other than the first $204.4 million of such liabilities (whether for indemnity or defense) relating to then-pending asbestos-related bodily injury cases and previously settled asbestos-related bodily injury cases which the Company contractually assumed and agreed to pay. G-I Holdings and GAFBMC have agreed, jointly and severally, to indemnify the Company from liabilities not assumed by the Company, including asbestos-related and environmental liabilities not expressly assumed by the Company. See Note 3.

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

     In October 1995, G-I Holdings acquired all of the outstanding shares of U.S. Intec, Inc. ("U.S. Intec"), which manufactures commercial roofing products, for a purchase price of $27.5 million and assumed $35.0 million of U. S. Intec's indebtedness. As of January 1, 1997, U.S. Intec became a wholly-owned subsidiary of the Company through a capital contribution to the Company by G-I Holdings. Accordingly, the Company's historical consolidated financial statements include U.S. Intec's results of operations and cash flows from the date of its acquisition by G-I Holdings (October 20, 1995), including sales and net income of $99.0 and $1.3 million, respectively, for the year ended December 31, 1996. The Company recorded the assets and liabilities of U.S. Intec at G-I Holdings' purchase accounting basis.

     On January 1, 1997, GAF effected a series of transactions involving its subsidiaries (the "Separation Transactions") that resulted in, among other things, (i) the approximately 83.5% of the issued and outstanding common stock of International Specialty Products Inc. ("ISP"), an affiliate, owned by a subsidiary of GAF, being distributed to ISP Holdings Inc., a subsidiary of GAF, and the capital stock of ISP Holdings being distributed to the stockholders of GAF, (ii) the Company's glass fiber manufacturing facility in Nashville, Tennessee, and certain related assets and liabilities, being transferred to GAF Fiberglass Corporation ("GFC"), (iii) U.S. Intec becoming a subsidiary of the Company and (iv) G-I Holdings making a contribution to the Company in December 1996 of $82.5 million in cash and short-term investments. As a result of the Separation Transactions, ISP Holdings and ISP are no longer direct or indirect subsidiaries of GAF, while the Company and GFC have remained subsidiaries of GAF. On July 15, 1998, ISP merged with and into ISP Holdings and ISP Holdings changed its name to International Specialty Products Inc. The Company recorded the transfer of the Nashville facility as a distribution to its indirect parent, G-I Holdings, at its net book value. G-I Holdings then made a capital contribution to GFC equal to such net book value. The results of operations, cash flows and assets and liabilities of the Nashville facility are included in the Company's consolidated financial statements for all periods prior to the date of transfer of January 1, 1997.

     The parent corporations of the Company are GAF, G-I Holdings, G Industries and GAFBMC. Except for the Company, the only other significant asset of such parent corporations is GFC. As a result of the Separation

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 1. FORMATION OF THE COMPANY--(CONTINUED)

Transactions, dividends from ISP are not available to GAF and G-I Holdings, and loans from ISP to GAF, G-I Holdings and the Company are prohibited by certain of ISP's debt instruments.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     All subsidiaries are consolidated and intercompany transactions have been eliminated.

  Financial Statement Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates. Actual results could differ from those estimates. In the opinion of management, the financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company has a policy to review the recoverability of long-lived assets and identify and measure any potential impairments. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources, subject to the matters discussed in Note 15 (Commitments and Contingencies).

  Short-term Investments

     For securities classified as "trading" (including short positions), unrealized gains and losses are reflected in income. For securities classified as "available-for-sale," unrealized gains and losses, net of income tax effect, are included in a separate component of stockholders' equity, "Accumulated other comprehensive income (loss)," and were $11.1 and $(16.9) million as of December 31, 1997 and 1998, respectively. Investments classified as "held-to-maturity" securities are carried at amortized cost in the Consolidated Balance Sheets.

     "Other income (expense), net" includes $6.4, $26.4 and $21.5 million of net realized and unrealized gains on securities in 1996, 1997 and 1998, respectively. The determination of cost in computing realized gains and losses is based on the specific identification method.

     In connection with the Separation Transactions (see Note 1), in December 1996, G-I Holdings made a capital contribution to the Company of $2.8 million of available-for-sale securities, $7.1 million of held-to-maturity securities and $13.2 million of other short-term investments.

     As of December 31, 1997 and 1998, the market value of the Company's equity securities held long was $223.0 and $172.5 million, respectively, and the Company had $18.6 and $144.1 million, respectively, of short positions in common stocks, based on market value. As of December 31, 1997 and 1998, the market value of the Company's held-to-maturity securities was $0.5 and $6.4 million, respectively. The Company enters into equity-related financial instruments with off-balance-sheet risk as a means to manage its exposure to market fluctuations on its short-term investments. As of December 31, 1998, the market value of equity-related short contracts was $143.2 million, while the value of equity-related long contracts was $35.2 million, both of which are marked-to-market each month, with unrealized gains and losses included in results of operations. The market values referred to above are based on quotations as reported by various stock exchanges and major broker-dealers. With respect to its investments in securities, the Company is exposed to the risk of market loss.

     "Other short-term investments" are investments in limited partnerships which are accounted for by the equity method. Gains and losses are reflected in "Other income (expense), net." Liquidation of partnership interests generally require a 30 to 45 day notice period.

     Cash and cash equivalents include cash on deposit and debt securities purchased with original maturities of three months or less.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

  Excess of Cost Over Net Assets of Businesses Acquired ("Goodwill")

     Goodwill is amortized on the straight-line method over a period of approximately 40 years. The Company believes that the goodwill is recoverable. To determine if goodwill is recoverable, the Company compares the net carrying amount to undiscounted projected cash flows of the underlying businesses to which the goodwill pertains. If goodwill is not recoverable, the Company would record an impairment based on the difference between the net carrying amount and fair value.

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

  Research and Development

     Research and development expenses are charged to operations as incurred and were $4.5, $5.4 and $6.0 million in 1996, 1997 and 1998, respectively.

  Warranty Claims

     The Company provides certain limited warranties covering most of its residential roofing products for periods ranging from 20 to 40 years. The Company also offers limited warranties and guarantees of varying duration on its commercial roofing products and limited warranties covering most of its specialty building products and accessories for periods ranging from 5 to 10 years. Income from warranty contracts related to commercial roofing products is recognized over the life of the agreements. The Company believes that the reserves established for estimated probable future warranty claims are adequate.

     The Company's 1997 Consolidated Statement of Operations includes a provision of $3.0 million in connection with the Company's estimated obligations related to product warranty claims for a discontinued product. See also Note 5.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Environmental Liability

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. The Company estimates that its liability in respect of such environmental matters, and certain other environmental compliance expenses, as of December 31, 1998, is $0.8 million, before reduction for insurance recoveries reflected on its balance sheet of $0.8 million. The Company's liability is reflected on an undiscounted basis. See
Item 3, "Legal Proceedings--Environmental Litigation," which is incorporated herein by reference, for further discussion with respect to environmental liabilities and estimated insurance recoveries.

  Accumulated Other Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components in annual and interim financial statements. The Company adopted SFAS No. 130 as of January 1, 1998 and has reclassified financial statements for earlier periods. In the Company's case, comprehensive income includes net income, unrealized gains and losses from investments in available-for-sale securities, net of income tax effect, and minimum pension liability adjustments. The Company has chosen to disclose Comprehensive Income in the Consolidated Statements of Stockholders' Equity.

     Changes in the components of "Accumulated other comprehensive income
(loss)" for the years 1996, 1997 and 1998 are as follows:

                                                            UNREALIZED GAINS       MINIMUM      ACCUMULATED
                                                             (LOSSES) ON           PENSION         OTHER
                                                            AVAILABLE-FOR-SALE    LIABILITY     COMPREHENSIVE
                                                             SECURITIES           ADJUSTMENT    INCOME (LOSS)
                                                            ------------------    ----------    -------------
                                                                               (THOUSANDS)
Balance, December 31, 1995...............................        $    272          $   (635)      $    (363)
Change for the year 1996.................................             522               552           1,074
                                                                 --------          --------       ---------
Balance, December 31, 1996...............................        $    794          $    (83)      $     711
Change for the year 1997.................................          10,308              (848)          9,460
                                                                 --------          --------       ---------
Balance, December 31, 1997...............................        $ 11,102          $   (931)      $  10,171
Change for the year 1998.................................         (28,030)           (2,025)        (30,055)
                                                                 --------          --------       ---------
Balance, December 31, 1998...............................        $(16,928)         $ (2,956)      $ (19,884)
                                                                 --------          --------       ---------
                                                                 --------          --------       ---------

  New Accounting Standard

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but may be adopted earlier. If the Company had adopted SFAS No. 133 for the year ended
December 31, 1998, there would have been no significant impact on results of operations. The Company has not yet determined the timing, method or effect on the Consolidated Balance Sheets of adoption of SFAS No. 133.

NOTE 3. ASBESTOS-RELATED BODILY INJURY CLAIMS

     In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 3. ASBESTOS-RELATED BODILY INJURY CLAIMS--(CONTINUED)

("Asbestos Claims") of its parent, GAFBMC. As of March 30, 1997, the Company had paid all of its assumed asbestos-related liabilities. See also Note 1. G-I Holdings and GAFBMC have jointly and severally agreed to indemnify the Company against any other existing or future claims related to asbestos-related liabilities if asserted against the Company.

     GAF has advised the Company that, as of December 28, 1998, it is defending approximately 113,800 pending alleged Asbestos Claims (having received notice of approximately 93,500 new Asbestos Claims during 1998) and has resolved approximately 293,500 Asbestos Claims (including approximately 59,000 in 1998). GAF has advised the Company that it believes that a significant portion of the claims filed in 1998 were already pending against other defendants for some period of time, with GAF being added as a defendant upon the lifting in 1997 of the injunction relating to the Georgine class action settlement. This injunction prevented plaintiffs from filing or proceeding with their Asbestos Claims other than in accordance with the Georgine class action settlement, which was rendered inoperable in 1997 by a United States Supreme Court ruling. GAF's current estimated average cost for Asbestos Claims resolved in 1998 (including Asbestos Claims disposed of at no cost to GAF) is approximately $3,500 per claim. Substantially all of the costs in respect of these Asbestos Claims will be paid over several years. There can be no assurance that the actual costs of resolving pending and future Asbestos Claims will approximate GAF's estimated average costs for the Asbestos Claims resolved in 1998.

     GAF has stated that it is committed to effecting a comprehensive resolution of Asbestos Claims, that it is exploring a number of options to accomplish such resolution, but there can be no assurance that this effort will be successful.

     The Company believes that it will not sustain any additional liability in connection with asbestos-related claims. While the Company cannot predict whether any asbestos-related claims will be asserted against it or its assets, or the outcome of any litigation relating to such claims, it believes that it has meritorious defenses to such claims. Moreover, it has been jointly and severally indemnified by G-I Holdings and GAFBMC with respect to such claims. Should GAF or GAFBMC be unable to satisfy judgments against it in asbestos-related lawsuits, its judgment creditors might seek to enforce their judgments against the assets of GAF or GAFBMC, including its holdings of common stock of the Company, and such enforcement could result in a change of control with respect to the Company. See Note 10 for information regarding the Company's debt instruments and facilities.

     For a further discussion with respect to the foregoing, see Item 3, "Legal Proceedings," which is incorporated herein by reference.

NOTE 4. ACQUISITIONS AND DISPOSITION

     On March 14, 1997, the Company acquired the assets of the Leatherback Industries division of Hollinee Corporation, which is engaged in the manufacture and sale of asphalt-saturated felts and other felt and construction paper products. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair values of the identifiable net assets acquired, and the excess was recorded as goodwill. The results of the Leatherback business, including sales of $30.2 million for 1997, are included from the date of acquisition; the net effects of this acquisition were not material to 1997 results of operations.

     Effective June 1, 1998, the Company purchased for approximately $43.5 million substantially all of the assets of Leslie-Locke Inc. ("Leslie-Locke"), a wholly-owned subsidiary of Leslie Building Products, Inc., which manufactures and markets a variety of specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries from manufacturing facilities in Burgaw, North Carolina and Compton, California. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair values of the identifiable net assets acquired, and the excess was recorded as goodwill. The results of the Leslie-Locke business, including sales of

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4. ACQUISITIONS AND DISPOSITION--(CONTINUED)

$53.3 million for 1998, are included from the date of acquisition; the net effects of this acquisition were not material to 1998 results of operations.

     Effective December 1, 1998, the Company sold its perlite insulation manufacturing assets to Johns Manville Corporation for net cash proceeds of approximately $29.0 million. The pre-tax gain as a result of this sale was not significant to the Company's results of operations. In addition, as part of the transaction, Johns Manville and the Company entered into a long-term agreement to supply the Company with perlite insulation products, which will enable the Company to continue to serve its commercial roofing customers. As a result, the sale is not expected to have a material impact on the Company's results of operations.

NOTE 5. NONRECURRING CHARGES

     The Company recorded pre-tax nonrecurring charges in the third quarter of 1998 aggregating $27.6 million, of which $20.0 million related to the settlement of a national class action lawsuit involving asphalt shingles manufactured between January 1, 1973 and December 31, 1997. Under the terms of the September 1998 settlement, which has been granted preliminary approval by the court pending the outcome of a fairness hearing, the Company will provide property owners whose GAF shingles were manufactured during this period and which suffer certain damages during the term of their original warranty period, and who file a qualifying claim, with an opportunity to receive certain limited benefits beyond those already provided in their existing warranty. If the court grants final approval of this settlement, the settlement will resolve a class action filed against GAFBMC in Mobile County, Alabama. Several other class action lawsuits that had been brought against GAFBMC in 1996 and 1997 were stayed pending final approval of the Mobile County, Alabama class action. Each of these lawsuits had alleged that certain GAF shingles were defective and sought unspecified damages. The Company agreed to the settlement, payments against which will be made over a number of years, to avoid the expense required to defend such litigation. The Company believes the court will grant final approval of the settlement, although there can be no assurance in that regard. If the court does not grant final approval and the settlement agreement is rendered inoperable, the Mobile County, Alabama action would continue as if no settlement agreement had existed. In addition, the stays of the other class actions could be lifted and those actions could continue. In that event, the Company would reverse the pre-tax nonrecurring charge of $20.0 million related to the settlement.

     In July 1998, the Company recorded a pre-tax nonrecurring charge of $7.6 million related to a grant to its President and Chief Executive Officer of 30,000 shares of restricted common stock of the Company and related cash payments to be made over a period of time (substantially all of which is earned) in connection with the termination by an affiliate of preferred stock options and stock appreciation rights held by such officer.

NOTE 6. INCOME TAXES

     Income tax provision, which has been computed on a separate return basis, consists of the following:

                                                                             YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                           1996        1997       1998
                                                                         --------    --------    -------
                                                                                   (THOUSANDS)
Federal--deferred.....................................................   $ (9,241)   $(14,081)   $(4,082)
                                                                         --------    --------    -------
State and local:
  Current.............................................................       (200)       (200)      (500)
  Deferred............................................................     (1,368)     (2,399)       (46)
                                                                         --------    --------    -------
     Total state and local............................................     (1,568)     (2,599)      (546)
                                                                         --------    --------    -------
Income tax provision..................................................   $(10,809)   $(16,680)   $(4,628)
                                                                         --------    --------    -------
                                                                         --------    --------    -------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6. INCOME TAXES--(CONTINUED)

     The differences between the income tax provision computed by applying the statutory Federal income tax rate to pre-tax income, and the income tax provision reflected in the Consolidated Statements of Operations are as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                           1996        1997       1998
                                                                         --------    --------    -------
                                                                                   (THOUSANDS)
Statutory provision...................................................   $ (9,752)   $(14,970)   $(4,263)
Impact of:
  State and local taxes, net of Federal benefits......................     (1,019)     (1,689)      (355)
  Nondeductible goodwill amortization.................................       (484)       (564)      (641)
  Other, net..........................................................        446         543        631
                                                                         --------    --------    -------
Income tax provision..................................................   $(10,809)   $(16,680)   $(4,628)
                                                                         --------    --------    -------
                                                                         --------    --------    -------

     The components of the net deferred tax assets are as follows:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997        1998
                                                                          --------    --------
                                                                              (THOUSANDS)
Deferred tax liabilities related to property, plant and equipment......   $(14,742)   $(14,803)
                                                                          --------    --------
Deferred tax assets related to:
  Expenses not yet deducted for tax purposes...........................     29,294      47,507
  Net operating losses not yet utilized under the Tax Sharing
     Agreement.........................................................     21,429      27,723
                                                                          --------    --------
Total deferred tax assets..............................................     50,723      75,230
                                                                          --------    --------
Net deferred tax assets................................................   $ 35,981    $ 60,427
                                                                          --------    --------
                                                                          --------    --------

     As of December 31, 1998, the Company had $73.0 million of net operating loss carryforwards available to offset future taxable income, as follows:

 YEAR OF
EXPIRATION   (THOUSANDS)
----------   -----------
  2009....     $26,705
  2010....       4,271
  2011....      41,982
               -------
               $72,958
               -------
               -------

     Management has determined, based on the Company's history of prior earnings and its expectations for the future, that future taxable income will more likely than not be sufficient to utilize fully the deferred tax assets recorded.

     The Company and its subsidiaries entered into a tax sharing agreement (the "Tax Sharing Agreement") dated January 31, 1994 with GAF and G-I Holdings under which the Company is obligated to pay G-I Holdings an amount equal to those Federal income taxes the Company would have incurred if the Company (on behalf of itself and its subsidiaries) filed its own Federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by the Company to G-I Holdings in future years, but cannot be carried back. If the Company were no longer a member of the GAF consolidated tax group (the "GAF Group"), it would be required to pay to G-I Holdings the value of any tax attributes it would succeed to under the consolidated return regulations to the extent such attributes reduced the amounts otherwise payable by the Company under the Tax Sharing Agreement. Under certain circumstances, the provisions of the Tax Sharing Agreement could result in

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6. INCOME TAXES--(CONTINUED)

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

     On September 15, 1997, GAF received a notice from the Internal Revenue Service (the "Service") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which GFC holds an interest. The claim of the Service for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GAF incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that it will prevail in this matter, although there can be no assurance in this regard. However, if GAF is unsuccessful in challenging its tax deficiency notice, the ability of GAF to satisfy its tax obligation would be dependent on the cash flows of the Company and GFC. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. GAF, G-I Holdings and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several current and former subsidiaries of GAF, should GAF be unable to satisfy such liability.

NOTE 7. SALE OF ACCOUNTS RECEIVABLE

     In March 1993, the Company sold its trade accounts receivable ("receivables") to a trust, without recourse, pursuant to an agreement which provided for a maximum of $75 million in cash to be made available to the Company based on eligible receivables outstanding from time to time. In November 1996, the Company entered into new agreements, pursuant to which it sold the receivables to a special purpose subsidiary of the Company, BMCA Receivables Corporation, without recourse, which in turn sold them to a new trust, without recourse. The new agreements provide for a maximum of $115 million in cash to be made available to the Company based on eligible receivables outstanding from time to time. This facility expires in December 2001. The excess of accounts receivable sold over the net proceeds received is included in "Accounts receivable, other." The effective cost to the Company varies with LIBOR and is included in "Other income (expense), net" and amounted to $5.2, $5.1 and $5.1 million in 1996, 1997 and 1998, respectively.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8. INVENTORIES

     At December 31, 1997 and 1998, $7.8 and $10.2 million, respectively, of inventories were valued using the LIFO method. Inventories consist of the following:

                                                                              DECEMBER 31,
                                                                           ------------------
                                                                            1997       1998
                                                                           -------    -------
                                                                              (THOUSANDS)
Finished goods..........................................................   $38,459    $58,266
Work in process.........................................................    10,180      8,488
Raw materials and supplies..............................................    24,670     27,296
                                                                           -------    -------
  Total.................................................................    73,309     94,050
Less LIFO reserve.......................................................    (1,055)      (686)
                                                                           -------    -------
Inventories.............................................................   $72,254    $93,364
                                                                           -------    -------
                                                                           -------    -------

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1997        1998
                                                                         --------    --------
                                                                             (THOUSANDS)
Land and land improvements............................................   $ 26,052    $ 26,851
Buildings and building equipment......................................     48,525      55,917
Machinery and equipment (including equipment under capitalized leases
  of $15,466 and $12,468--see Note 10)................................    183,108     217,094
Construction in progress..............................................     40,775      78,337
                                                                         --------    --------
  Total...............................................................    298,460     378,199
Less accumulated depreciation and amortization........................    (56,514)    (63,799)
                                                                         --------    --------
Property, plant and equipment, net....................................   $241,946    $314,400
                                                                         --------    --------
                                                                         --------    --------

NOTE 10. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                            DECEMBER 31,
                                                                         --------------------
                                                                           1997        1998
                                                                         --------    --------
                                                                             (THOUSANDS)
11 3/4% Senior Deferred Coupon Notes due 2004.........................   $261,203    $ 28,273
7 3/4% Senior Notes due 2005..........................................         --     149,401
8 5/8% Senior Notes due 2006..........................................     99,554      99,604
8% Senior Notes due 2007..............................................     99,268      99,343
8% Senior Notes due 2008..............................................         --     154,165
Borrowings under revolving credit facility............................     34,000          --
Industrial revenue bonds with various interest rates and maturity
  dates to 2012.......................................................     11,125      11,125
Obligations on mortgaged properties...................................      4,230       3,248
Obligations under capital leases (Note 15)............................     49,594      46,814
Other notes payable...................................................        273         713
                                                                         --------    --------
  Total...............................................................    559,247     592,686
Less current maturities...............................................     (3,801)     (4,273)
                                                                         --------    --------
Long-term debt less current maturities................................   $555,446    $588,413
                                                                         --------    --------
                                                                         --------    --------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10. LONG-TERM DEBT--(CONTINUED)

     On December 3, 1998, the Company issued $155 million in aggregate principal amount of 8% Senior Notes due 2008 (the "2008 Notes"). The Company used substantially all of the net proceeds from such issuance to purchase, and subsequently cancel, $147.1 million in aggregate principal amount at maturity of the Company's 11 3/4% Senior Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes"). In connection with this purchase, the Company recorded an after-tax extraordinary charge of $8.8 million.

     On July 17, 1998, the Company issued $150 million in aggregate principal amount of 7 3/4% Senior Notes due 2005 (the "2005 Notes"). The Company used substantially all of the net proceeds from such issuance to purchase, and subsequently cancel, $132.6 million in aggregate principal amount at maturity of the Company's Deferred Coupon Notes. In connection with this purchase, the Company recorded an after-tax extraordinary charge of $9.3 million.

     In October 1997, the Company issued $100 million in aggregate principal amount of 8% Senior Notes due 2007 (the "2007 Notes"). In December 1996, the Company issued $100 million in aggregate principal amount of 8 5/8% Senior Notes due 2006 (the "8 5/8% Notes"). In June 1994, the Company issued $310 million in principal amount of Deferred Coupon Notes for net proceeds of $169.3 million. The Deferred Coupon Notes will accrete to face value on July 1, 1999, and cash interest will accrue from and after that date. Holders of the Deferred Coupon Notes, the 2005 Notes, the 2007 Notes, the 2008 Notes and the 8 5/8% Notes have the right under the indentures governing such notes to require the Company to purchase the Deferred Coupon Notes at a price of 101% of Accreted Value (as defined therein) and the 2005 Notes, the 2007 Notes, the 2008 Notes and the 8 5/8% Notes (collectively, the "Other Senior Notes") at a price of 101% of the principal amount thereof, and the Company has the right to redeem the Deferred Coupon Notes at Accreted Value and the Other Senior Notes at a price of 101% of the principal amount thereof, plus, in each case, the Applicable Premium (as defined therein), together with any accrued and unpaid interest, in the event of a Change of Control (as defined therein).

     The indentures relating to the Deferred Coupon Notes, the Other Senior Notes and the Credit Agreement (see below) contain covenants that, among other things, limit the ability of the Company and its subsidiaries to pay certain dividends or make certain other restricted payments and restricted investments, incur liens, engage in transactions with affiliates, and agree to certain additional limitations on dividends and other payment restrictions affecting subsidiaries. As of December 31, 1998, after giving effect to the most restrictive of the aforementioned restrictions, the Company could have paid dividends and other restricted payments of up to $79.4 million. Additional borrowings by the Company are subject to certain covenants contained in the indentures relating to the Other Senior Notes and the Credit Agreement. The Company is currently limited by certain of these covenants from incurring additional debt, except under certain limited circumstances including under the Credit Agreement and the refinancing of existing debt.

     In connection with the Deferred Coupon Notes, the Company entered into interest rate swap agreements ("swaps") with banks, with an aggregate ending notional principal amount of $142.0 million and a final maturity of July 1, 1999, all of which were terminated as of June 28, 1998. In 1997, the Company terminated swaps with an aggregate ending notional principal amount of $82.0 million, resulting in gains totaling $2.1 million. In June 1998, the Company terminated swaps with an aggregate ending notional principal amount of $60.0 million, resulting in gains of $0.7 million. The gains have been deferred and are being amortized as a reduction of interest expense over the remaining original life of the swaps. As a result of the swaps, the effective interest cost to the Company of the portion of the Deferred Coupon Notes covered by the swaps varied at a fixed spread over LIBOR.

     In August 1997, the Company entered into a new three-year bank credit facility (the "Credit Agreement"). The terms of the Credit Agreement provide for a $75 million revolving credit facility, the full amount of which is available for letters of credit, provided that total borrowings and outstanding letters of credit may not exceed $75 million in the aggregate. As of December 31, 1998, $29.9 million of letters of credit were outstanding and no borrowings were outstanding under the Credit Agreement. Under the terms of the Credit Agreement, the

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10. LONG-TERM DEBT--(CONTINUED)

Company is subject to certain financial covenants, including interest coverage and leverage ratios, and dividends and other restricted payments are limited. Additionally, if a change of control (as defined in the Credit Agreement) occurs, the credit facility could be terminated and the loans thereunder accelerated by the lenders party thereto, an event which could also cause the Deferred Coupon Notes and the Other Senior Notes to be accelerated. As of December 31, 1998, the Company was in compliance with such covenants. The Credit Agreement replaced previous bank credit facilities which provided up to $42 million in total borrowings and outstanding letters of credit.

     In December 1995, the Company consummated a $40 million sale-leaseback of certain equipment located at its Chester, South Carolina roofing facility, in a transaction accounted for as a capital lease, and the gain has been deferred. The lessor was granted a security interest in certain equipment at the Chester facility. The lease term extends to December 2005. In December 1994, the Company consummated a $20.4 million sale-leaseback of certain equipment located at its Baltimore, Maryland roofing facility, in a transaction accounted for as a capital lease, and the gain has been deferred. The lessor was granted a security interest in the land, buildings, and certain equipment at the Baltimore facility. The lease term extends to December 2004. In December 1993, the Company obtained a loan of $7.3 million, which is secured by manufacturing equipment located at its Dallas plant. The loan is being repaid over a seven-year period and has a fixed interest rate. The Company has two industrial revenue bond issues outstanding, which bear interest at short-term floating rates. Interest rates on the foregoing obligations ranged between 3.60% and 8.87% as of December 31, 1998.

     The Company believes that the fair value of its non-public indebtedness approximates the book value of such indebtedness, because the interest rates on such indebtedness are at floating short-term rates. With respect to the Company's publicly traded debt securities, the Company has obtained estimates of the fair values from an independent source believed to be reliable. The estimated fair value of the Deferred Coupon Notes as of December 31, 1997 and 1998 was $293.0 and $28.8 million, respectively. The estimated fair value of the 8 5/8% Notes as of December 31, 1997 and 1998 was $103.6 and $101.3 million, respectively. The estimated fair value of the 2007 Notes as of December 31, 1997 and 1998 was $99.6 and $99.1 million, respectively. The estimated fair value of the 2005 Notes and the 2008 Notes as of December 31, 1998 was $147.2 and
$154.8 million, respectively.

     The aggregate maturities of long-term debt as of December 31, 1998 for the next five years are as follows:

                                                                (THOUSANDS)
                                                                -----------
1999.........................................................     $ 4,273
2000.........................................................       6,228
2001.........................................................       5,026
2002.........................................................      14,988
2003.........................................................      20,244

     In the above table, maturities for the year 2002 include $11.7 million related to the Baltimore capital lease. Maturities for the year 2003 include $20.2 million related to the Chester capital lease.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. BENEFIT PLANS

     Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

  Defined Contribution Plan

     The Company provides a defined contribution plan for eligible employees. The Company contributes up to 7% of participants' compensation and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $3.0, $3.5 and $4.2 million for 1996, 1997 and 1998, respectively.

     U.S. Intec provides a defined contribution plan for eligible employees. U.S. Intec may contribute a discretionary matching contribution equal to 100% of each participant's eligible contributions each plan year up to a maximum of $500 for each participant. Such contributions by U.S. Intec were $0.2, $0.1 and $0.1 million for 1996, 1997, and 1998, respectively.

  Defined Benefit Plans

     The Company provides a noncontributory defined benefit retirement plan for hourly employees (the "Hourly Retirement Plan"). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of ERISA.

     The Company's net periodic pension cost for the Hourly Retirement Plan included the following components:

                                                                    YEAR ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                   1996      1997       1998
                                                                   -----    -------    -------
                                                                           (THOUSANDS)
Service cost....................................................   $ 631    $   658    $   754
Interest cost...................................................     686        754        842
Expected return on plan assets..................................    (829)    (1,034)    (1,296)
Amortization of unrecognized prior service cost.................      35         30         31
                                                                   -----    -------    -------
Net periodic pension cost.......................................   $ 523    $   408    $   331
                                                                   -----    -------    -------
                                                                   -----    -------    -------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. BENEFIT PLANS--(CONTINUED)

     The following tables set forth, for the years 1997 and 1998, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status, amounts recognized in the Consolidated Balance Sheets and changes in Accumulated Other Comprehensive Income (Loss) related to the Hourly Retirement Plan:

                                                                             DECEMBER 31,
                                                                           ------------------
                                                                            1997       1998
                                                                           -------    -------
                                                                              (THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...............................   $10,028    $11,817
  Service cost..........................................................       658        754
  Interest cost.........................................................       754        842
  Actuarial losses......................................................       765        492
  Benefits paid.........................................................      (388)      (450)
                                                                           -------    -------
  Benefit obligation at end of year.....................................    11,817     13,455
                                                                           -------    -------
Change in plan assets:
  Fair value of plan assets at beginning of year........................     9,530     11,472
  Actual return on plan assets..........................................       951       (237)
  Employer contributions................................................     1,379        757
  Benefits paid.........................................................      (388)      (450)
                                                                           -------    -------
  Fair value of plan assets at end of year..............................    11,472     11,542
                                                                           -------    -------
Reconciliation of funded status:
  Funded status.........................................................      (345)    (1,913)
  Unrecognized prior service cost.......................................       307        277
  Unrecognized actuarial losses.........................................       931      2,956
                                                                           -------    -------
  Net amount recognized in Consolidated Balance Sheets..................   $   893    $ 1,320
                                                                           -------    -------
                                                                           -------    -------
Amounts recognized in Consolidated Balance Sheets:
  Accrued benefit cost..................................................   $  (345)   $(1,913)
  Intangible asset......................................................       307        277
  Accumulated other comprehensive (income) loss.........................       931      2,956
                                                                           -------    -------
  Net amount recognized.................................................   $   893    $ 1,320
                                                                           -------    -------
                                                                           -------    -------
Change for the year in accumulated other comprehensive (income) loss:
  Change in intangible asset............................................   $    30    $    30
  Change in additional minimum liability................................       818      1,995
                                                                           -------    -------
  Total.................................................................   $   848    $ 2,025
                                                                           -------    -------
                                                                           -------    -------

     In determining the projected benefit obligation, the weighted average assumed discount rate was 7.25% and 7% for 1997 and 1998, respectively. The expected long-term rate of return on assets, used in determining net periodic pension cost, was 11% for 1997 and 1998.

     The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense accrued for this plan was immaterial for 1996, 1997 and 1998.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. BENEFIT PLANS--(CONTINUED)

  Book Value Appreciation Unit Plan

     A Book Value Appreciation Unit Plan was implemented effective January 1, 1996. Under the plan, employees were granted units which vest over five years. Upon exercise, employees are entitled to receive a cash payment based on the increase in Book Value (as defined in the plan). Expense accrued under this plan was $0.1, $0.4 and $1.3 million for 1996, 1997 and 1998, respectively.

  Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.

     Net periodic postretirement benefit cost included the following components:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                                 1996     1997     1998
                                                                                 -----    -----    -----
                                                                                       (THOUSANDS)
Service cost..................................................................   $  95    $  98    $ 104
Interest cost.................................................................     597      554      467
Amortization of unrecognized prior service cost...............................      --      (88)     (88)
Amortization of net gains from earlier periods................................    (232)    (186)    (240)
                                                                                 -----    -----    -----
Net periodic postretirement benefit cost......................................   $ 460    $ 378    $ 243
                                                                                 -----    -----    -----
                                                                                 -----    -----    -----

     The following table sets forth, for the years 1997 and 1998, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the Consolidated Balance Sheets related to postretirement medical and life insurance benefits:

                                                                             DECEMBER 31,
                                                                          --------------------
                                                                            1997        1998
                                                                          --------    --------
                                                                              (THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year..............................   $  7,421    $  7,926
  Service cost.........................................................         98         104
  Interest cost........................................................        554         467
  Actuarial (gains) losses.............................................        209        (905)
  Benefits paid........................................................       (356)       (457)
                                                                          --------    --------
  Benefit obligation at end of year....................................      7,926       7,135
                                                                          --------    --------
Change in plan assets:
  Fair value of plan assets at beginning of year.......................         --          --
  Employer contributions...............................................        356         457
  Benefits paid........................................................       (356)       (457)
                                                                          --------    --------
  Fair value of plan assets at end of year.............................         --          --
                                                                          --------    --------
Reconciliation of funded status:
  Funded status........................................................     (7,926)     (7,135)
  Unrecognized prior service cost......................................       (790)       (702)
  Unrecognized actuarial losses........................................     (2,766)     (3,431)
                                                                          --------    --------
Net amount recognized in Consolidated Balance Sheets
  as accrued benefit cost..............................................   $(11,482)   $(11,268)
                                                                          --------    --------
                                                                          --------    --------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. BENEFIT PLANS--(CONTINUED)

     For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 1998 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $700 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit. Subject to such lifetime maximum, a 12% and 6% annual rate of increase in the Company's per capita cost of providing postretirement medical benefits was assumed for 1999 for such retirees under and over age 65, respectively. To the extent that the lifetime maximum benefits have not been reached, the foregoing rates were assumed to decrease gradually to an ultimate rate of 7% and 6%, respectively, by the year 2003 and remain at that level thereafter. The weighted average assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 7% for 1997 and 1998, respectively.

     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 and 1998 by $410,000 and $90,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 1997 and 1998 by $41,000 and $6,000, respectively. A decrease of one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 1998 by $80,000 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year 1998 by $6,000.

NOTE 12. PREFERRED STOCK OPTION PLAN

     On January 1, 1996, the Company established a plan to issue options to certain employees to purchase shares of redeemable convertible preferred stock ("Preferred Stock") of the Company, exercisable at a price of $100 per share. Each share of Preferred Stock is convertible, at the holder's option, into shares of common stock of the Company at a formula price based on Book Value (as defined in the option agreement) as of the date of grant. The options vest over five years. Dividends will accrue on the Preferred Stock from the date of issuance at the rate of 8% per annum. The Preferred Stock is redeemable, at the Company's option, for a redemption price equal to $100 per share plus accrued and unpaid dividends. The Preferred Stock, and common stock issuable upon conversion of Preferred Stock into common stock, is subject to repurchase by the Company under certain circumstances, at a price equal to current Book Value (as defined in the option agreement). The exercise price of the options to purchase Preferred Stock was equal to estimated fair value per share of the Preferred Stock at the date of grant. No expense is recorded in connection with the Preferred Stock options.

     The following is a summary of transactions pertaining to the plan:

                                                                             YEAR ENDED DECEMBER 31,
                                                                           ----------------------------
                                                                            1996      1997       1998
                                                                           ------    -------    -------
                                                                                (NUMBER OF SHARES)
Outstanding, January 1..................................................       --     23,290    102,595
Granted.................................................................   23,290     84,953     57,073
Exercised...............................................................       --         --         --
Forfeited...............................................................       --     (5,648)   (19,616)
                                                                           ------    -------    -------
Outstanding, December 31................................................   23,290    102,595    140,052
                                                                           ------    -------    -------
                                                                           ------    -------    -------
Options exercisable, December 31........................................       --      4,278     20,663
                                                                           ------    -------    -------
                                                                           ------    -------    -------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 13. BUSINESS SEGMENT INFORMATION

     The Company is a leading national manufacturer of a broad line of asphalt roofing products and accessories for the residential and commercial roofing markets. The Company also manufactures and markets specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. The residential roofing product line primarily consists of premium laminated shingles, strip shingles, and certain specialty shingles principally for regional markets. Sales of residential roofing products represented 65% of the Company's net sales in 1998. The Company's commercial roofing product line includes a full line of modified bitumen products, asphalt built-up roofing, liquid applied membrane, and roofing accessories. Sales of commercial roofing products and accessories represented 30% of the Company's net sales in 1998. Sales of the specialty building products and accessories product line represented 5% of the Company's net sales in 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for companies to report information about operating segments in annual financial statements, based on the approach that management utilizes to organize the segments within the Company for management reporting and decision making. In accordance with the provisions of SFAS No. 131, the Company aggregates the residential and commercial product lines into one operating segment, based on the fact that they have similar economic characteristics and are similar in each of the following areas: (i) the nature of the products and services are similar in that they perform the same function--the protection and covering of residential and commercial roofs; (ii) the nature of the production processes are similar; (iii) the type or class of customer for their products and services are similar; (iv) the residential and commercial products have the same distribution channels, whereby the main customers are wholesalers or distributors; and (v) regulatory requirements are generally the same for both the residential and commercial product lines. Sales of the specialty building products and accessories product line did not meet the quantitative thresholds in 1998 to be considered as a reportable segment.

     Revenues in 1997 and 1998 included sales to American Builders & Contractors Supply Co., Inc., which accounted for approximately 10% and 11%, respectively, of the Company's net sales. No other customer accounted for as much as 10% of net sales in 1997 or 1998.

NOTE 14. RELATED PARTY TRANSACTIONS

     Included in the Consolidated Balance Sheets are the following receivable (payable) balances with related parties, which arise from operating and financing transactions between the Company and its affiliates:

                                                                             DECEMBER 31,
                                                                           ------------------
                                                                            1997       1998
                                                                           -------    -------
                                                                              (THOUSANDS)
Receivable from (payable to):
  GAF/G-I Holdings/G Industries.........................................   $ 9,684    $   251
  Loan receivable from G-I Holdings.....................................     6,152         --
  GAFBMC................................................................       713      1,168
  GFC...................................................................    (1,559)    (1,304)
  ISP...................................................................    (3,687)    (5,545)
                                                                           -------    -------
  Receivable from (payable to) related parties, net.....................   $11,303    $(5,430)
                                                                           -------    -------
                                                                           -------    -------

     The Company makes loans to, and borrows from, G-I Holdings and its subsidiaries at prevailing market rates (between 5.82% and 5.96% during 1997 and 1998). The highest amount of loans made by the Company to G-I Holdings during 1997 and 1998 was $6.2 million. No loans were made to the Company by G-I Holdings and its subsidiaries during 1997 and 1998. As of December 31, 1997, $6.2 million in loans were owed to the Company by G-I Holdings, at a weighted average interest rate of 5.95%, and no loans were owed by the Company to affiliates. In addition, the Company advances funds on a non-interest bearing basis to GAF, G-I Holdings and their subsidiaries. The balance of such advances as of December 31, 1997 and 1998 was $41.7 and

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 14. RELATED PARTY TRANSACTIONS--(CONTINUED)

$1.5 million, respectively, of which $10.0 and $1.5 million, respectively, was classified as a short-term receivable from related parties, net, in the table above, and $31.7 million and $0, respectively, was classified as a long-term receivable from related parties in the Consolidated Balance Sheets. During 1997 and 1998, the Company made distributions of $91.0 million and $0, respectively, to its parent company.

     Mineral Products: The Company purchases all of its colored roofing granules requirements (except for the requirements of its California and Oregon roofing plants and a portion of the requirements of its Indiana roofing plant, which are supplied by a third party) from ISP under a requirements contract. Effective January 1, 1999, this contract was amended to cover, among other things, purchases of colored roofing granules by the Company's subsidiaries and was renewed for 1999. This contract is subject to annual renewal unless terminated by either party to such agreement. Such purchases by the Company and its subsidiaries totaled $50.5, $51.1 and $62.6 million for 1996, 1997 and 1998, respectively. The amount payable to ISP at December 31, 1997 and 1998 for such purchases was $2.7 and $4.9 million, respectively.

     Glass Fiber Supply Agreement: The Company purchases glass fiber from an affiliate, GFC, pursuant to an agreement which expires December 31, 2003. Purchases under this agreement totaled $24.5 and $26.1 million for 1997 and 1998, respectively.

     Management Agreements: The Company is a party to a Management Agreement with ISP (the "Management Agreement"), which expires December 31, 1999, pursuant to which ISP provides certain general management, administrative, legal, telecommunications, information and facilities services to the Company (including the use of the Company's headquarters in Wayne, New Jersey). Charges to the Company by ISP for providing such services aggregated $5.0, $4.8 and $4.3 million for 1996, 1997 and 1998, respectively. Such charges consist of management fees and other reimbursable expenses attributable to, or incurred by ISP for the benefit of, the Company. Effective January 1, 1999, the term of the Management Agreement was extended through the end of 1999, and the management fees payable thereunder were increased. The Company and ISP also allocate a portion of the management fees payable by the Company under the Management Agreement to separate lease payments for the use of BMCA's headquarters. Based on the services provided by ISP to the Company in 1998 under the Management Agreement, the aggregate amount payable by the Company to ISP under the Management Agreement for 1999 is expected to be approximately $5.3 million. Certain of the Company's executive officers receive their compensation from ISP, with ISP being indirectly reimbursed therefor by virtue of the management fee and other reimbursable expenses payable under the Management Agreement.

     As of January 1, 1997, the Company and GFC entered into a management agreement under which the Company provides certain general management, administrative and financial services to GFC. Under the management agreement, which expires December 31, 1999, GFC is obligated to pay the Company an annual management fee of $1.0 million.

     Tax Sharing Agreement:  See Note 6.

NOTE 15. COMMITMENTS AND CONTINGENCIES

     The discussions as to legal matters involving the Company contained in
Item 3, "Legal Proceedings--Environmental Litigation" and "--Other Litigation" are incorporated herein by reference.

     GAF, G-I Holdings, G Industries and GAFBMC are presently dependent upon the earnings and cash flows of their subsidiaries, principally the Company, in order to satisfy their net obligations of approximately $252.3 million reflected on their books as of December 31, 1998, plus any obligation accrued after such date, including the asbestos-related liability discussed in Note 3 and various tax and other liabilities (net of certain insurance receivables), including tax liabilities relating to the surfactants partnership (discussed in Note 6). Of such obligations, approximately $75.0 million (net of estimated insurance recoveries of approximately

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 15. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

$57.0 million) is estimated to be payable during the twelve months ended December 31, 1999. GAF has advised the Company that it expects to obtain funds to satisfy such obligations from, among other things, dividends and loans from subsidiaries (principally the Company), as to which there are restrictions under the indentures relating to the Deferred Coupon Notes, the Other Senior Notes and the Credit Agreement, and from payments pursuant to the Tax Sharing Agreement between GAF and the Company. The Company does not believe that the dependence of its parent corporations on the cash flows of their subsidiaries should have a material adverse effect on the operations, liquidity or capital resources of the Company. See Notes 3, 6 and 10.

     The leases for certain property, plant and equipment at certain of the Company's roofing facilities are accounted for as capital leases (see Note 10). The Company is also a lessee under operating leases principally for warehouses and production, transportation and computer equipment. Rental expense on operating leases was $8.3, $9.2 and $11.0 million for 1996, 1997 and 1998, respectively. Future minimum lease payments for properties which were held under long-term noncancellable leases as of December 31, 1998 were as follows:

                                                                          CAPITAL     OPERATING
                                                                           LEASES      LEASES
                                                                          --------    ---------
                                                                               (THOUSANDS)
1999...................................................................   $  6,953     $ 4,708
2000...................................................................      7,463       3,838
2001...................................................................      8,108       2,828
2002...................................................................     17,558       1,348
2003...................................................................     21,407         827
Later years............................................................         --       2,861
                                                                          --------     -------
Total minimum payments.................................................     61,489     $16,410
                                                                                       -------
                                                                                       -------
Less interest included above...........................................    (14,675)
                                                                          --------
Present value of net minimum lease payments............................   $ 46,814
                                                                          --------
                                                                          --------

NOTE 16. GUARANTOR FINANCIAL INFORMATION

     Effective January 1, 1999, BMCA ("Parent Company") transferred all of its investment assets and intellectual property assets to Building Materials Investment Corporation ("BMIC"), a newly-formed, wholly-owned subsidiary. In connection with this transfer, BMIC agreed to guarantee all of the Company's obligations under the Credit Agreement, the Deferred Coupon Notes and the Other Senior Notes. BMCA also transferred all of its manufacturing assets, other than those located in Texas, to Building Materials Manufacturing Corporation ("BMMC"), another newly-formed, wholly-owned subsidiary. In connection with this transfer, BMMC agreed to become a co-obligor on the 2007 Notes and to guarantee the Company's obligations under the Credit Agreement, the Deferred Coupon Notes and the Other Senior Notes.

     In addition, in connection with the above transactions, the Company and BMMC entered into license agreements, effective January 1, 1999, for the right to use intellectual property, including patents, trademarks, know-how, and franchise rights owned by BMIC for a license fee stated as a percentage of net sales. The license agreements are for a period of one year and can be terminated with 60 days written notice. Also, effective January 1, 1999, BMMC will sell all finished goods to the Company at a manufacturing profit.

     Presented below is combined, condensed financial information for BMIC and BMMC, prepared on a basis which retroactively reflects the formation of such companies, as discussed above, for all periods presented. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 16. GUARANTOR FINANCIAL INFORMATION--(CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA
                   COMBINED CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1996
                                  (THOUSANDS)

                                                                                 NON-
                                                   PARENT     GUARANTOR       GUARANTOR
                                                  COMPANY     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                  --------    ------------    ------------    ------------    ------------
Net sales......................................   $745,576      $     --        $106,391       $       --       $851,967
Intercompany net sales.........................      5,400       479,283          60,500         (545,183)            --
                                                  --------      --------        --------       ----------       --------
Total net sales................................    750,976       479,283         166,891         (545,183)       851,967
                                                  --------      --------        --------       ----------       --------
Costs and expenses:
  Cost of products sold........................    575,959       454,051         137,407         (545,183)       622,234
  Selling, general and administrative..........    119,100        25,232          22,374                         166,706
  Goodwill amortization........................        641                         1,023                           1,664
                                                  --------      --------        --------       ----------       --------
     Total costs and expenses..................    695,700       479,283         160,804         (545,183)       790,604
                                                  --------      --------        --------       ----------       --------
Operating income...............................     55,276            --           6,087               --         61,363
Equity in loss of subsidiaries.................       (787)                                           787             --
Interest expense, net..........................    (17,726)       (5,073)         (9,245)                        (32,044)
Other income (expense), net....................     (8,397)        6,946              (4)                         (1,455)
                                                  --------      --------        --------       ----------       --------
Income (loss) before income taxes..............     28,366         1,873          (3,162)             787         27,864
Income tax (provision) benefit.................    (11,311)         (731)          1,233                         (10,809)
                                                  --------      --------        --------       ----------       --------
Net income (loss)..............................   $ 17,055      $  1,142        $ (1,929)      $      787       $ 17,055
                                                  --------      --------        --------       ----------       --------
                                                  --------      --------        --------       ----------       --------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 16. GUARANTOR FINANCIAL INFORMATION--(CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA
                   COMBINED CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1996
                                  (THOUSANDS)

                                                             PARENT       GUARANTOR      NON-GUARANTOR
                                                             COMPANY     SUBSIDIARIES    SUBSIDIARIES     CONSOLIDATED
                                                            ---------    ------------    -------------    ------------
Cash and cash equivalents, beginning of year.............   $       1     $   45,594        $   394        $   45,989
                                                            ---------     ----------        -------        ----------
Cash provided by (used in) operating activities:
Net income (loss)........................................      17,842          1,142         (1,929)           17,055
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation........................................       2,551         17,044          4,262            23,857
     Goodwill amortization...............................         641                         1,023             1,664
     Deferred income taxes...............................      10,609                                          10,609
     Noncash interest charges............................      23,718                                          23,718
  (Increase) decrease in working capital items...........     (17,932)         8,182         (5,155)          (14,905)
  Purchases of trading securities........................                    (33,824)                         (33,824)
  Proceeds from sales of trading securities..............                     30,394                           30,394
  (Increase) decrease in other assets....................      (1,885)           120             54            (1,711)
  Decrease in other liabilities..........................      (3,098)                       (1,060)           (4,158)
  Change in net receivable from/payable to related
     parties.............................................    (157,095)       117,094         39,660              (341)
  Other, net.............................................       2,346          1,017         (2,576)              787
                                                            ---------     ----------        -------        ----------
Net cash provided by (used in) operating activities......    (122,303)       141,169         34,279            53,145
                                                            ---------     ----------        -------        ----------
Cash provided by (used in) investing activities:
  Capital expenditures...................................      (1,705)       (17,299)        (6,625)          (25,629)
  Purchases of available-for-sale securities.............                   (139,355)                        (139,355)
  Purchases of other short-term investments..............                       (660)                            (660)
  Proceeds from sales of available-for-sale securities...                    101,095                          101,095
                                                            ---------     ----------        -------        ----------
Net cash used in investing activities....................      (1,705)       (56,219)        (6,625)          (64,549)
                                                            ---------     ----------        -------        ----------
Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..............       8,015                                           8,015
  Proceeds from issuance of debt.........................      99,502                                          99,502
  Repayments of long-term debt...........................        (822)        (7,960)       (26,074)          (34,856)
  Capital contribution from parent company...............      86,077                                          86,077
  Payments of asbestos claims............................     (66,224)                                        (66,224)
  Financing fees and expenses............................      (2,539)                                         (2,539)
                                                            ---------     ----------        -------        ----------
Net cash provided by (used in) financing activities......     124,009         (7,960)       (26,074)           89,975
                                                            ---------     ----------        -------        ----------
Net change in cash and cash equivalents..................           1         76,990          1,580            78,571
                                                            ---------     ----------        -------        ----------
Cash and cash equivalents, end of year...................   $       2     $  122,584        $ 1,974        $  124,560
                                                            ---------     ----------        -------        ----------
                                                            ---------     ----------        -------        ----------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 16. GUARANTOR FINANCIAL INFORMATION--(CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA
                   COMBINED CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997
                                  (THOUSANDS)

                                                                                 NON-
                                                   PARENT     GUARANTOR       GUARANTOR
                                                  COMPANY     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                  --------    ------------    ------------    ------------    ------------
Net sales......................................   $793,566      $     --        $151,063       $       --       $944,629
Intercompany net sales.........................      2,683       519,452          64,699         (586,834)            --
                                                  --------      --------        --------       ----------       --------
Total net sales................................    796,249       519,452         215,762         (586,834)       944,629
                                                  --------      --------        --------       ----------       --------
Costs and expenses:
  Cost of products sold........................    609,542       494,087         170,197         (586,834)       686,992
  Selling, general and administrative..........    128,153        25,365          32,135                         185,653
  Goodwill amortization........................        641                         1,250                           1,891
                                                  --------      --------        --------       ----------       --------
     Total costs and expenses..................    738,336       519,452         203,582         (586,834)       874,536
                                                  --------      --------        --------       ----------       --------
Operating income...............................     57,913            --          12,180               --         70,093
Equity in earnings of subsidiaries.............     13,997                                        (13,997)            --
Interest expense, net..........................    (26,258)       (5,810)        (10,716)                        (42,784)
Other income (expense), net....................    (11,830)       27,292                                          15,462
                                                  --------      --------        --------       ----------       --------
Income before income taxes.....................     33,822        21,482           1,464          (13,997)        42,771
Income taxes...................................     (7,731)       (8,378)           (571)                        (16,680)
                                                  --------      --------        --------       ----------       --------
Net income.....................................   $ 26,091      $ 13,104        $    893       $  (13,997)      $ 26,091
                                                  --------      --------        --------       ----------       --------
                                                  --------      --------        --------       ----------       --------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 16. GUARANTOR FINANCIAL INFORMATION--(CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA
                        COMBINED CONDENSED BALANCE SHEET
                               DECEMBER 31, 1997
                                  (THOUSANDS)

                                                                                   NON-
                                                       PARENT    GUARANTOR      GUARANTOR
                                                      COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                      --------   ------------   ------------   ------------   ------------
                       ASSETS
Current Assets:
  Cash and cash equivalents.........................  $     35     $ 12,061       $    825      $       --      $ 12,921
  Investments in trading securities.................                 62,059                                       62,059
  Investments in available-for-sale securities......                161,290                                      161,290
  Investments in held-to-maturity securities........                    499                                          499
  Other short-term investments......................                 19,488                                       19,488
  Accounts receivable, trade........................                                13,643                        13,643
  Accounts receivable, other........................    48,392        2,297            150                        50,839
  Receivable from (payable to) related
     parties, net...................................    13,413       (2,059)           (51)                       11,303
  Inventories.......................................    29,701       22,183         20,370                        72,254
  Other current assets..............................     2,064        2,719          1,460                         6,243
                                                      --------     --------       --------      ----------      --------
     Total Current Assets...........................    93,605      280,537         36,397              --       410,539
Investment in subsidiaries..........................   233,627                                    (233,627)           --
Intercompany loans including accrued interest.......    80,199                     (80,199)                           --
Due from (to) subsidiaries, net.....................    23,724          171        (23,895)                           --
Property, plant and equipment, net..................    32,847      138,889         70,210                       241,946
Excess of cost over net assets of businesses
  acquired, net.....................................    20,021                      50,025                        70,046
Deferred income tax benefits........................    35,981                                                    35,981
Receivable from related parties.....................    31,661                                                    31,661
Other assets........................................    12,691        3,990            432                        17,113
                                                      --------     --------       --------      ----------      --------
Total Assets........................................  $564,356     $423,587       $ 52,970      $ (233,627)     $807,286
                                                      --------     --------       --------      ----------      --------
                                                      --------     --------       --------      ----------      --------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...................................  $     --     $ 26,944       $     --      $       --      $ 26,944
  Current maturities of long-term debt..............       938        2,775             88                         3,801
  Accounts payable..................................    27,147       12,424         16,071                        55,642
  Accrued liabilities...............................     7,088       13,749          5,461                        26,298
  Reserve for product warranty claims...............    12,000                       1,100                        13,100
                                                      --------     --------       --------      ----------      --------
     Total Current Liabilities......................    47,173       55,892         22,720              --       125,785
Long-term debt less current maturities..............   397,926      157,212            308                       555,446
Reserve for product warranty claims.................    18,078                       5,803                        23,881
Other liabilities...................................    18,180                         995                        19,175
                                                      --------     --------       --------      ----------      --------
Total Liabilities...................................   481,357      213,104         29,826              --       724,287
                                                      --------     --------       --------      ----------      --------
Stockholders' equity, net...........................    82,999      210,483         23,144        (233,627)       82,999
                                                      --------     --------       --------      ----------      --------
Total Liabilities and Stockholders' Equity..........  $564,356     $423,587       $ 52,970      $ (233,627)     $807,286
                                                      --------     --------       --------      ----------      --------
                                                      --------     --------       --------      ----------      --------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 16. GUARANTOR FINANCIAL INFORMATION--(CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA
                   COMBINED CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997
                                  (THOUSANDS)

                                                             PARENT       GUARANTOR      NON-GUARANTOR
                                                             COMPANY     SUBSIDIARIES    SUBSIDIARIES     CONSOLIDATED
                                                            ---------    ------------    -------------    ------------
Cash and cash equivalents, beginning of year.............   $       2     $  122,584        $ 1,974        $  124,560
                                                            ---------     ----------        -------        ----------
Cash provided by (used in) operating activities:
Net income...............................................      12,094         13,104            893            26,091
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
     Depreciation........................................       3,062         14,689          5,185            22,936
     Goodwill amortization...............................         641                         1,250             1,891
     Deferred income taxes...............................      16,481                                          16,481
     Noncash interest charges............................      27,222                                          27,222
  (Increase) decrease in working capital items...........      32,601        (19,305)         4,563            17,859
  Purchases of trading securities........................                   (123,483)                        (123,483)
  Proceeds from sales of trading securities..............                     55,378                           55,378
  (Increase) decrease in other assets....................       3,735         (1,924)           (38)            1,773
  Decrease in other liabilities..........................      (7,422)                       (1,934)           (9,356)
  Change in net receivable from/payable to related
     parties.............................................      46,608        (93,374)         7,667           (39,099)
  Other, net.............................................       3,882         (8,507)        (3,376)           (8,001)
                                                            ---------     ----------        -------        ----------
Net cash provided by (used in) operating activities......     138,904       (163,422)        14,210           (10,308)
                                                            ---------     ----------        -------        ----------
Cash provided by (used in) investing activities:
  Capital expenditures...................................      (5,436)       (26,049)       (15,359)          (46,844)
  Acquisitions...........................................     (30,861)                                        (30,861)
  Purchases of available-for-sale securities.............                   (223,804)                        (223,804)
  Purchases of held-to-maturity securities...............                     (4,591)                          (4,591)
  Proceeds from sales of available-for-sale securities...                    173,547                          173,547
  Proceeds from held-to-maturity securities..............                     11,361                           11,361
                                                            ---------     ----------        -------        ----------
Net cash used in investing activities....................     (36,297)       (69,536)       (15,359)         (121,192)
                                                            ---------     ----------        -------        ----------
Cash provided by (used in) financing activities:
  Repayments from sale of accounts receivable............     (35,332)                                        (35,332)
  Increase in short-term debt............................                     26,944                           26,944
  Increase in loan receivable from related party.........      (6,152)                                         (6,152)
  Proceeds from issuance of debt.........................                     99,916                           99,916
  Increase in borrowings under revolving credit
     facility............................................      34,000                                          34,000
  Repayments of long-term debt...........................      (1,028)        (2,493)                          (3,521)
  Distributions to parent company........................     (91,000)                                        (91,000)
  Payments of asbestos claims............................      (3,062)                                         (3,062)
  Financing fees and expenses............................                     (1,932)                          (1,932)
                                                            ---------     ----------        -------        ----------
Net cash provided by (used in) financing activities......    (102,574)       122,435             --            19,861
                                                            ---------     ----------        -------        ----------
Net change in cash and cash equivalents..................          33       (110,523)        (1,149)         (111,639)
                                                            ---------     ----------        -------        ----------
Cash and cash equivalents, end of year...................   $      35     $   12,061        $   825        $   12,921
                                                            ---------     ----------        -------        ----------
                                                            ---------     ----------        -------        ----------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 16. GUARANTOR FINANCIAL INFORMATION--(CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA
                   COMBINED CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998
                                  (THOUSANDS)

                                                                                 NON-
                                                   PARENT     GUARANTOR       GUARANTOR
                                                  COMPANY     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                  --------    ------------    ------------    ------------    ------------
Net sales......................................   $885,364      $     --        $202,593       $       --      $1,087,957
Intercompany net sales.........................      3,413       571,038          72,188         (646,639)             --
                                                  --------      --------        --------       ----------      ----------
Total net sales................................    888,777       571,038         274,781         (646,639)      1,087,957
                                                  --------      --------        --------       ----------      ----------
Costs and expenses:
  Cost of products sold........................    658,587       538,499         226,461         (646,639)        776,908
  Selling, general and administrative..........    155,184        32,539          47,693                          235,416
  Goodwill amortization........................        641                         1,470                            2,111
  Nonrecurring charges.........................     27,563                                                         27,563
                                                  --------      --------        --------       ----------      ----------
  Total costs and expenses.....................    841,975       571,038         275,624         (646,639)      1,041,998
                                                  --------      --------        --------       ----------      ----------
Operating income (loss)........................     46,802            --            (843)              --          45,959
Equity in loss of subsidiaries.................       (581)                                           581              --
Interest expense, net..........................    (26,535)      (11,000)        (12,139)                         (49,674)
Other income (expense), net....................     (7,150)       23,114             (69)                          15,895
                                                  --------      --------        --------       ----------      ----------
Income (loss) before income taxes and
  extraordinary losses.........................     12,536        12,114         (13,051)             581          12,180
Income tax (provision) benefit.................     (4,984)       (4,603)          4,959                           (4,628)
                                                  --------      --------        --------       ----------      ----------
Income (loss) before extraordinary losses......      7,552         7,511          (8,092)             581           7,552
Extraordinary losses, net of income tax
  benefits.....................................    (18,113)                                                       (18,113)
                                                  --------      --------        --------       ----------      ----------
Net income (loss)..............................   $(10,561)     $  7,511        $ (8,092)      $      581      $  (10,561)
                                                  --------      --------        --------       ----------      ----------
                                                  --------      --------        --------       ----------      ----------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 16. GUARANTOR FINANCIAL INFORMATION--(CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA
                        COMBINED CONDENSED BALANCE SHEET
                               DECEMBER 31, 1998
                                  (THOUSANDS)

                                                                                 NON-
                                                   PARENT     GUARANTOR       GUARANTOR
                                                  COMPANY     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                  --------    ------------    ------------    ------------    ------------
                    ASSETS
Current Assets:
  Cash and cash equivalents....................   $      3      $ 21,746        $  3,238       $       --       $ 24,987
  Investments in trading securities............                   95,134                                          95,134
  Investments in available-for-sale
     securities................................                   56,461                                          56,461
  Investments in held-to-maturity securities...                    6,358                                           6,358
  Other short-term investments.................                   22,671                                          22,671
  Accounts receivable, trade...................                                   24,249                          24,249
  Accounts receivable, other...................     52,806           323           1,666                          54,795
  Inventories..................................     44,886        18,825          29,653                          93,364
  Other current assets.........................        125         2,893           1,126                           4,144
                                                  --------      --------        --------       ----------       --------
     Total Current Assets......................     97,820       224,411          59,932               --        382,163
Investment in subsidiaries.....................    250,156                                       (250,156)            --
Intercompany loans including accrued
  interest.....................................    140,298                      (140,298)                             --
Due from (to) subsidiaries, net................    (27,369)       42,972         (15,603)                             --
Property, plant and equipment, net.............     34,620       167,587         112,193                         314,400
Excess of cost over net assets of businesses
  acquired, net................................     19,380                        52,713                          72,093
Deferred income tax benefits...................     60,427                                                        60,427
Other assets...................................     14,844         3,229             337                          18,410
                                                  --------      --------        --------       ----------       --------
Total Assets...................................   $590,176      $438,199        $ 69,274       $ (250,156)      $847,493
                                                  --------      --------        --------       ----------       --------
                                                  --------      --------        --------       ----------       --------
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.........   $  1,170      $  3,016        $     87       $       --       $  4,273
  Accounts payable.............................     22,688        33,248          15,677                          71,613
  Payable to related parties, net..............      1,721         3,495             214                           5,430
  Accrued liabilities..........................     20,257        26,181          13,455                          59,893
  Reserve for product warranty claims..........     19,139                         1,100                          20,239
                                                  --------      --------        --------       ----------       --------
     Total Current Liabilities.................     64,975        65,940          30,533               --        161,448
Long-term debt less current maturities.........    433,929       154,265             219                         588,413
Reserve for product warranty claims............     24,159                         4,234                          28,393
Other liabilities..............................     22,240                         2,126                          24,366
                                                  --------      --------        --------       ----------       --------
Total Liabilities..............................    545,303       220,205          37,112               --        802,620
                                                  --------      --------        --------       ----------       --------
Stockholders' equity, net......................     44,873       217,994          32,162         (250,156)        44,873
                                                  --------      --------        --------       ----------       --------
Total Liabilities and Stockholders' Equity ....   $590,176      $438,199        $ 69,274       $ (250,156)      $847,493
                                                  --------      --------        --------       ----------       --------
                                                  --------      --------        --------       ----------       --------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 16. GUARANTOR FINANCIAL INFORMATION--(CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA
                   COMBINED CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998
                                  (THOUSANDS)

                                                             PARENT       GUARANTOR      NON-GUARANTOR
                                                             COMPANY     SUBSIDIARIES    SUBSIDIARIES     CONSOLIDATED
                                                            ---------    ------------    -------------    ------------
Cash and cash equivalents, beginning of year.............   $      35     $   12,061        $   825        $   12,921
                                                            ---------     ----------        -------        ----------
Cash provided by (used in) operating activities:
Net income (loss)........................................      (9,980)         7,511         (8,092)          (10,561)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Extraordinary losses................................      18,113                                          18,113
     Depreciation........................................       3,383         16,217          6,979            26,579
     Goodwill amortization...............................         641                         1,470             2,111
     Deferred income taxes...............................       4,128                                           4,128
     Noncash interest charges............................      23,877                                          23,877
  (Increase) decrease in working capital items...........       4,583         38,414        (15,099)           27,898
  Purchases of trading securities........................                   (189,197)                        (189,197)
  Proceeds from sales of trading securities..............                    124,931                          124,931
  (Increase) decrease in other assets....................        (482)           761            204               483
  Increase in other liabilities..........................       7,568                           211             7,779
  Change in net receivable from/payable to related
     parties.............................................      28,210          4,138          9,894            42,242
  Other, net.............................................       3,703          7,324         (1,446)            9,581
                                                            ---------     ----------        -------        ----------
Net cash provided by (used in) operating activities......      83,744         10,099         (5,879)           87,964
                                                            ---------     ----------        -------        ----------
Cash provided by (used in) investing activities:
  Capital expenditures...................................      (4,799)       (45,637)       (20,637)          (71,073)
  Acquisitions...........................................     (59,187)                                        (59,187)
  Proceeds from sale of assets...........................                                    29,019            29,019
  Purchases of available-for-sale securities.............                    (89,324)                         (89,324)
  Purchases of held-to-maturity securities...............                     (6,357)                          (6,357)
  Proceeds from sales of available-for-sale securities...                    170,055                          170,055
  Proceeds from held-to-maturity securities..............                        499                              499
                                                            ---------     ----------        -------        ----------
Net cash provided by (used in) investing activities......     (63,986)        29,236          8,382           (26,368)
                                                            ---------     ----------        -------        ----------
Cash provided by (used in) financing activities:
  Repayments from sale of accounts receivable............      (4,754)                                         (4,754)
  Decrease in short-term debt............................                    (26,944)                         (26,944)
  Decrease in loan receivable from related party.........       6,152                                           6,152
  Proceeds from issuance of debt.........................     304,019                                         304,019
  Decrease in borrowings under revolving credit
     facility............................................     (34,000)                                        (34,000)
  Repayments of long-term debt...........................    (285,108)        (2,706)           (90)         (287,904)
  Financing fees and expenses............................      (6,099)                                         (6,099)
                                                            ---------     ----------        -------        ----------
Net cash used in financing activities....................     (19,790)       (29,650)           (90)          (49,530)
                                                            ---------     ----------        -------        ----------
Net change in cash and cash equivalents..................         (32)         9,685          2,413            12,066
                                                            ---------     ----------        -------        ----------
Cash and cash equivalents, end of year...................   $       3     $   21,746        $ 3,238        $   24,987
                                                            ---------     ----------        -------        ----------
                                                            ---------     ----------        -------        ----------

                   BUILDING MATERIALS CORPORATION OF AMERICA

                         SUPPLEMENTARY DATA (UNAUDITED)

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   1997 BY QUARTER                         1998 BY QUARTER
                                         ------------------------------------    ------------------------------------
                                         FIRST     SECOND    THIRD     FOURTH    FIRST     SECOND    THIRD     FOURTH
                                         ------    ------    ------    ------    ------    ------    ------    ------
                                                                          (MILLIONS)
Net sales.............................   $193.3    $255.9    $274.4    $221.0    $212.4    $286.3    $313.6    $275.7
Cost of products sold.................    143.2     180.2     197.9     165.7     158.0     200.5     220.3     198.1
                                         ------    ------    ------    ------    ------    ------    ------    ------
Gross profit..........................   $ 50.1    $ 75.7    $ 76.5    $ 55.3    $ 54.4    $ 85.8    $ 93.3    $ 77.6
                                         ------    ------    ------    ------    ------    ------    ------    ------
                                         ------    ------    ------    ------    ------    ------    ------    ------
Operating income (loss)*..............   $  9.3    $ 24.9    $ 25.6    $ 10.3    $  6.0    $ 26.7    $ (1.2)   $ 14.5
                                         ------    ------    ------    ------    ------    ------    ------    ------
                                         ------    ------    ------    ------    ------    ------    ------    ------
Interest expense......................   $  9.8    $ 10.3    $ 10.4    $ 12.3    $ 12.7    $ 12.7    $ 12.3    $ 12.0
                                         ------    ------    ------    ------    ------    ------    ------    ------
                                         ------    ------    ------    ------    ------    ------    ------    ------
Income (loss) before income taxes and
  extraordinary losses................   $  2.9    $ 16.6    $ 18.7    $  4.6    $  3.6    $ 18.1    $ (7.0)   $ (2.5)
Income tax (provision) benefit........     (1.1)     (6.5)     (7.3)     (1.8)     (1.4)     (7.1)      2.8       1.0
                                         ------    ------    ------    ------    ------    ------    ------    ------
Income (loss) before extraordinary
  losses..............................      1.8      10.1      11.4       2.8       2.2      11.0      (4.2)     (1.5)
Extraordinary losses..................       --        --        --        --        --        --      (9.3)     (8.8)
                                         ------    ------    ------    ------    ------    ------    ------    ------
Net income (loss).....................   $  1.8    $ 10.1    $ 11.4    $  2.8    $  2.2    $ 11.0    $(13.5)   $(10.3)
                                         ------    ------    ------    ------    ------    ------    ------    ------
                                         ------    ------    ------    ------    ------    ------    ------    ------

------------------
* The operating loss for the third quarter of 1998 reflects $27.6 million of nonrecurring charges. See Note 5 to Consolidated Financial Statements.

                                                                     SCHEDULE II

                   BUILDING MATERIALS CORPORATION OF AMERICA

                       VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1996
                                  (THOUSANDS)

                                                                  BALANCE      CHARGED TO                   BALANCE
                                                                 JANUARY 1,    SALES OR                    DECEMBER 31,
DESCRIPTION                                                        1996        EXPENSES      DEDUCTIONS       1997
--------------------------------------------------------------   ----------    ----------    ----------    ------------
Valuation and Qualifying Accounts
  Deducted from Assets to Which
  They Apply:
     Allowance for doubtful accounts..........................    $  3,217      $    716      $  1,959(a)    $  1,974(b)
     Allowance for discounts..................................      18,797        73,936        70,265         22,468
     Reserve for inventory market valuation...................         574         2,025            90          2,509

                          YEAR ENDED DECEMBER 31, 1997
                                  (THOUSANDS)

                                                        BALANCE      CHARGED TO                             BALANCE
                                                       JANUARY 1,    SALES OR                              DECEMBER 31,
DESCRIPTION                                              1997        EXPENSES      DEDUCTIONS    OTHER        1997
----------------------------------------------------   ----------    ----------    ----------    ------    ------------
Valuation and Qualifying Accounts
  Deducted from Assets to Which
  They Apply:
     Allowance for doubtful accounts................    $  1,974      $  2,224      $  1,530(a)  $   84(c)   $  2,752(b)
     Allowance for discounts........................      22,468        80,989        88,443      4,389(c)     19,403
     Reserve for inventory market valuation.........       2,509           821         1,824         --         1,506

                          YEAR ENDED DECEMBER 31, 1998
                                  (THOUSANDS)

                                                          BALANCE      CHARGED TO                            BALANCE
                                                         JANUARY 1,    SALES OR                             DECEMBER 31,
DESCRIPTION                                                1998        EXPENSES      DEDUCTIONS    OTHER       1998
------------------------------------------------------   ----------    ----------    ----------    -----    ------------
Valuation and Qualifying Accounts
  Deducted from Assets to Which
  They Apply:
     Allowance for doubtful accounts..................    $  2,752      $  1,419      $    486     $350(c)    $  4,035(b)
     Allowance for discounts..........................      19,403        91,569        87,109       --         23,863
     Reserve for inventory market valuation...........       1,506         1,458           918      500(c)       2,546

------------------
Notes:

(a) Represents write-offs of uncollectible accounts net of recoveries.

(b) The balances at December 31, 1996, 1997 and 1998 primarily reflect a reserve for receivables sold to a trust (see Note 7 to Consolidated Financial Statements).

(c) Represents balance acquired in acquisitions.

                                EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
-------   ---------------------------------------------------------------------
  2.1     -- Reorganization Agreement, dated as of December 31, 1998, by and among BMCA, Building Materials Manufacturing Corporation and Building Materials Investment Corporation (incorporated by reference to Exhibit 2.1 to BMCA's Registration Statement on
             Form S-4 (Registration No. 333-69749) (the "2008 Notes S-4")).

  3.1     -- Certificate of Incorporation of BMCA (incorporated by reference to
             Exhibit 3.1 to BMCA's Form 10-Q for the quarter ended September 27, 1998).

  3.2     -- By-laws of BMCA (incorporated by reference to Exhibit 3.2 to
             BMCA's Registration Statement on Form S-4 (Registration
             No. 33-81808)) (the "Deferred Coupon Note Registration
             Statement").

  3.3     -- Certificate of Incorporation of Building Materials Manufacturing
             Corporation.

  3.4     -- By-laws of Building Materials Manufacturing Corporation.

  3.5     -- Certificate of Incorporation of Building Materials Investment
             Corporation.

  3.6     -- By-laws of Building Materials Investment Corporation.

  4.1     -- Indenture, dated as of December 3, 1998, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the 2008 Notes S-4).

  4.2     -- First Supplemental Indenture dated as of January 1, 1999 to
             Indenture dated as of December 3, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the 2008 Notes S-4).

  4.3     -- Registration Rights Agreement, dated December 3, 1998, between
             BMCA, Bear, Stearns & Co. Inc. and Chase Securities, Inc. (incorporated by reference to Exhibit 4.3 to the 2008 Notes S-4).

  4.4     -- Indenture, dated as of June 30, 1994, between BMCA and The Bank of
             New York, as trustee (incorporated by reference to Exhibit 4.1 to the Deferred Coupon Note Registration Statement).

  4.5     -- Indenture, dated as of December 9, 1996, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration
             No. 333-20859) (the "2006 Notes Registration Statement")).

  4.6     -- Indenture, dated as of October 20, 1997, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration
             No. 333-41531) (the "8% Notes Registration Statement")).

  4.7     -- Indenture, dated as of July 17, 1998, between BMCA and The Bank of
             New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-60633) (the "2005 Notes S-4")).

  4.8     -- First Supplemental Indenture, dated as of November 30, 1998, to
             Indenture dated as of June 30, 1994 between BMCA as issuer and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.5 to the 2008 Notes S-4).

  4.9     -- Second Supplemental Indenture, dated as of January 1, 1999, to
             Indenture dated as of June 30, 1994, as previously amended, among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.6 to the 2008 Notes S-4).

  4.10    -- First Supplemental Indenture, dated as of January 1, 1999, to
             Indenture dated as of December 9, 1996 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.7 to the 2008 Notes S-4).

  4.11    -- First Supplemental Indenture, dated as of January 1, 1999, to
             Indenture dated as of October 20, 1997 among BMCA, as issuer, Building Materials Manufacturing Corporation, as co-obligor, Building Materials Investment Corporation, as Guarantor and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.8 to the 2008 Notes S-4).

  4.12    -- First Supplemental Indenture, dated as of January 1, 1999, to
             Indenture dated as of July 17, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.9 to the 2008 Notes S-4).

 10.1     -- Amended and Restated Management Agreement, dated as of January 1,
             1999, among GAF, G-I Holdings, G Industries, Merick Inc.,
             GAF Fiberglass, ISP, GAF Building Materials Corporation, GAF Broadcasting Company, Inc., BMCA and ISP Opco Holdings Inc.

 10.2     -- Form of Option Agreement relating to Series A Cumulative
             Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 10.9 to BMCA's Form 10-K for the year ended
             December 31, 1996 (the "1996 Form 10-K")).*

 10.3     -- Forms of Amendment to Option Agreement relating to Series A
             Cumulative Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 10.12 to BMCA's Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).*

 10.4     -- Form of Option Agreement relating to Series A Cumulative
             Redeemable Preferred Stock (incorporated by reference to
             Exhibit 10.13 to the 1997 Form 10-K).*

 10.5     -- BMCA Preferred Stock Option Plan (incorporated by reference to
             Exhibit 4.2 to BMCA's Form S-8).*

 10.6     -- Tax Sharing Agreement, dated as of January 31, 1994, among GAF,
             G-I Holdings and BMCA (incorporated by reference to Exhibit 10.6 to the Deferred Coupon Note Registration Statement).

 10.7     -- Reorganization Agreement, dated as of January 31, 1994, among GAF
             Building Materials Corporation, G-I Holdings and BMCA (incorporated by reference to Exhibit 10.9 to the Deferred Coupon Note Registration Statement).

 10.8     -- Stock Appreciation Right Agreement, dated January 1, 1997, between
             GAF Corporation and Sunil Kumar (incorporated by reference to
             Exhibit 10.11 to the 1996 Form 10-K).*

 10.9     -- Amended and Restated Stock Appreciation Right Agreement, dated
             January 1, 1997, between GAF Corporation and Sunil Kumar (incorporated by reference to Exhibit 10.12 to the 1996
             Form 10-K).*

 10.10    -- Letter Agreement, dated July 8, 1998, among BMCA, ISP Holdings and
             Sunil Kumar (incorporated by reference to Exhibit 10.18 to the 2005 Notes S-4).*

 21       -- Subsidiaries of BMCA (incorporated by reference to Exhibit 21 to the 2008 Notes S-4).

 23       -- Consent of Arthur Andersen LLP.

 27       -- Financial Data Schedule for fiscal year 1998, which is submitted electronically to the Securities and Exchange Commission for information only.

------------------
 * Management and/or compensation plan or arrangement.