Form 10-Q
period 1999-04-04
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS INVESTMENT CORP
filed 1999-05-19
CIK 927314, 1078706, 1078820

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended April 4, 1999

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

See table of additional registrants.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  /X/          NO  / /

As of May 17, 1999, 1,015,010 shares of Class A Common Stock, $.001 par value, and 15,000 shares of Class B Common Stock, $.001 par value, of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

As of May 17, 1999, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares were held by non-affiliates.


                             ADDITIONAL REGISTRANTS


                                                                Registration     Address, including zip
                                  State or other                No./I.R.S.       code and telephone number,
                                  jurisdiction of  No. of       Employer         including area code, of
Exact name of registrant as       incorporation    Shares       Identification   registrant's principal
specified in its charter          or organization  Outstanding  No.              executive offices
---------------------------       ---------------  -----------  ---------------  ----------------------------

Building Materials
  Manufacturing Corporation....   Delaware           10         333-69749-01/    1361 Alps Road
                                                                22-3626208       Wayne, NJ 07470
                                                                                 (973) 628-3000


Building Materials
  Investment Corporation.......   Delaware           10         333-69749-02/    300 Delaware Avenue
                                                                22-3626206       Wilmington, DE  19801
                                                                                 (302) 427-5960


                         Part I - FINANCIAL INFORMATION
                          Item 1 - FINANCIAL STATEMENTS


                    BUILDING MATERIALS CORPORATION OF AMERICA

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                                   Quarter Ended
                                                -------------------
                                                March 29,  April 4,
                                                  1998       1999
                                                ---------  --------
                                                    (Thousands)

Net sales .................................    $212,429   $262,928
                                               --------   --------
Costs and expenses:
  Cost of products sold ...................     158,034    192,082
  Selling, general and administrative......      47,874     56,275
  Goodwill amortization ...................         492        509
                                               --------   --------

    Total costs and expenses...............     206,400    248,866
                                               --------   --------

Operating income ..........................       6,029     14,062
Interest expense ..........................     (12,692)   (11,834)
Other income (expense), net................      10,267       (510)
                                               --------   --------

Income before income taxes ................       3,604      1,718
Income taxes ..............................      (1,404)      (636)
                                               --------   --------
Net income ................................    $  2,200   $  1,082
                                               ========   ========


























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS
                                                                     April 4,
                                                     December 31,      1999
                                                         1998       (Unaudited)
                                                     ------------   -----------
                                                            (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents.........................  $  24,987     $  18,570
  Investments in trading securities.................     95,134        56,617
  Investments in available-for-sale securities......     56,461        94,168
  Investments in held-to-maturity securities........      6,358         2,129
  Other short-term investments......................     22,671        18,744
  Accounts receivable, trade, net...................     24,249        29,712
  Accounts receivable, other........................     54,795        75,338
  Receivable from related parties, net..............          -        22,056
  Inventories.......................................     93,364       114,904
  Other current assets..............................      4,144         5,185
                                                      ---------     ---------
    Total Current Assets............................    382,163       437,423
Property, plant and equipment, net..................    314,400       322,551
Excess of cost over net assets of businesses
  acquired, net ....................................     72,093        71,709
Deferred income tax benefits........................     60,427        58,483
Other assets........................................     18,410        18,861
                                                      ---------     ---------
Total Assets........................................  $ 847,493     $ 909,027
                                                      =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...................................  $       -     $  23,743
  Current maturities of long-term debt..............      4,273         4,579
  Accounts payable..................................     71,613        73,024
  Payable to related parties, net...................      5,430             -
  Accrued liabilities...............................     59,893        64,234
  Reserve for product warranty claims...............     20,239        20,099
                                                      ---------     ---------
    Total Current Liabilities.......................    161,448       185,679
                                                      ---------     ---------
Long-term debt less current maturities..............    588,413       626,778
                                                      ---------     ---------
Reserve for product warranty claims.................     28,393        26,002
                                                      ---------     ---------
Other liabilities...................................     24,366        24,808
                                                      ---------     ---------
Stockholders' Equity:
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    200,000 shares authorized; no shares issued               -             -
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding .........................          1             1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 15,000 shares
    issued and outstanding .........................          -             -
  Additional paid-in capital........................     89,400        89,400
  Accumulated deficit...............................    (24,644)      (23,562)
  Accumulated other comprehensive loss .............    (19,884)      (20,079)
                                                      ---------     ---------

    Stockholders' Equity ...........................     44,873        45,760
                                                      ---------     ---------
 Total Liabilities and Stockholders' Equity ........  $ 847,493     $ 909,027
                                                      =========     =========



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                             Quarter Ended
                                                          --------------------
                                                          March 29,   April 4,
                                                             1998       1999
                                                          ---------  ---------
                                                               (Thousands)

Cash and cash equivalents, beginning of period........... $ 12,921   $ 24,987
                                                          --------   --------

Cash provided by (used in) operating activities:
  Net income ............................................    2,200      1,082
  Adjustments to reconcile net income to net cash used
    in operating activities:
      Depreciation ......................................    5,998      7,106
      Goodwill amortization..............................      492        509
      Deferred income taxes..............................    1,357        511
      Noncash interest charges...........................    7,448      1,141
  Increase in working capital items......................  (36,827)   (66,026)
  Purchases of trading securities........................  (26,353)   (82,046)
  Proceeds from sales of trading securities..............   30,368    125,542
  Change in net receivable from/payable to related
    parties..............................................   10,251    (27,486)
  Other, net.............................................    2,515     (8,577)
                                                          --------   --------
Net cash used in operating activities....................   (2,551)   (48,244)
                                                          --------   --------

Cash provided by (used in) investing activities:
  Capital expenditures...................................  (11,731)   (15,359)
  Purchases of available-for-sale securities.............  (16,031)   (55,887)
  Purchases of held-to-maturity securities...............        -     (1,401)
  Proceeds from sales of available-for-sale securities...   51,439     19,419
  Proceeds from held-to-maturity securities..............      499      5,629
  Proceeds from sales of other short-term investments....        -      5,000
                                                          --------   --------

Net cash provided by (used in) investing activities......   24,176    (42,599)
                                                          --------   --------

Cash provided by (used in) financing activities:
  Proceeds (repayments) from sale of accounts receivable.   (2,944)    23,150
  Increase (decrease) in short-term debt.................  (10,466)    23,743
  Increase (decrease) in borrowings under revolving
    credit facility......................................  (14,000)    39,500
  Repayments of long-term debt...........................     (921)    (1,733)
  Decrease in loan receivable from related party.........    6,152          -
  Financing fees and expenses............................     (131)      (234)
                                                          --------   --------
Net cash provided by (used in) financing activities......  (22,310)    84,426
                                                          --------   --------
Net change in cash and cash equivalents..................     (685)    (6,417)
                                                          --------   --------
Cash and cash equivalents, end of period................. $ 12,236   $ 18,570
                                                          ========   ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

                                                             Quarter Ended
                                                          --------------------
                                                          March 29,   April 4,
                                                             1998       1999
                                                          ---------  ---------
                                                               (Thousands)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).............     $  1,006   $  7,235
    Income taxes.....................................          598        270









































The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Building Materials Corporation of America (the "Company") is a 97%-owned subsidiary of GAF Building Materials Corporation ("GAFBMC"), which is an indirect, wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of GAF Corporation ("GAF"). The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at April 4, 1999, and the results of operations and cash flows for the periods ended March 29, 1998 and April 4, 1999. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Form 10-K").



Note 1: Comprehensive Income



                                                      Quarter Ended
                                                   -------------------
                                                   March 29,  April 4,
                                                     1998       1999
                                                   ---------  --------
                                                       (Thousands)

Net income ....................................    $  2,200   $  1,082
                                                   --------   --------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses) on
    available-for-sale securities:
  Unrealized holding gains (losses)
    arising during the period, net of
    income taxes of $1,849 and $806............       2,894        209
  Less:  Reclassification adjustment
    for gains included in net income, net of
    income taxes of $3,581 and $237............       6,730        404
                                                   --------   --------
Total other comprehensive loss.................      (3,836)      (195)
                                                   --------   --------
Comprehensive income (loss) ...................    $ (1,636)  $    887
                                                   ========   ========

     Changes in the components of "Accumulated other comprehensive loss" for the quarter ended April 4, 1999 are as follows:

                                  Unrealized
                                  Losses on      Minimum     Accumulated
                                  Available-     Pension     Other
                                  for-sale       Liability   Comprehensive
                                  Securities     Adjustment  Loss
                                  -------------- ----------  -------------
                                                (Thousands)

Balance, December 31, 1998 ...    $(16,928)      $ (2,956)   $(19,884)
Change for the period ........        (195)             -        (195)
                                  --------       --------    --------
Balance, April 4, 1999 .......    $(17,123)      $ (2,956)   $(20,079)
                                  ========       ========    ========

Note 2:   Inventories:

     Inventories consist of the following:
                                              December 31,    April 4,
                                                  1998          1999
                                              ------------   ---------

                                                     (Thousands)

         Finished goods ..................    $ 58,266       $ 77,032
         Work in process .................       8,488         10,566
         Raw materials and supplies ......      27,296         27,992
                                              --------       --------

         Total ...........................      94,050        115,590
         Less LIFO reserve ...............        (686)          (686)
                                              --------       --------

         Inventories .....................    $ 93,364       $114,904
                                              ========       ========

Note 3:   Contingencies

Asbestos Litigation Against GAF

     In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") (whether for indemnity or defense) of its parent, GAFBMC, relating to then-pending cases and previously settled, but not paid, cases as of January 31, 1994, and no other asbestos liabilities of GAFBMC. As of March 30, 1997, the Company had paid all of its assumed asbestos-related liabilities.

     GAF has advised the Company that, as of March 27, 1999, it is defending approximately 121,700 pending alleged Asbestos Claims (having received notice of approximately 12,800 new Asbestos Claims during the first three months of 1999) and has resolved approximately 298,400 Asbestos Claims (including approximately 4,900 in the first three months of 1999). GAF's current estimated average cost for Asbestos Claims resolved in 1998 (including Asbestos Claims disposed of at no cost to GAF) is approximately $3,600 per claim. There can be no assurance that the actual costs of resolving pending and future Asbestos Claims will approximate GAF's estimated average costs for the Asbestos Claims resolved in 1998.

     GAF has stated that it is committed to effecting a comprehensive resolution of Asbestos Claims and that it is exploring a number of options to accomplish such resolution, but there can be no assurance that this effort will be successful.

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

Tax Claim Against GAF

     On September 15, 1997, GAF received a notice from the Internal Revenue Service (the "Service") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a subsidiary of GAF, GAF Fiberglass Corporation ("GFC"), held an interest. The claim of the Service for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GAF incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that it will prevail in this matter, although there can be no assurance in this regard. However, if GAF is unsuccessful in challenging its tax deficiency notice, the ability of GAF to satisfy its tax obligation would be dependent on the cash flows of the Company and GFC. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. GAF, G-I Holdings and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several current and former subsidiaries of GAF, should GAF be unable to satisfy such liability.


Note 4.  New Accounting Standard

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but may be adopted earlier. If the Company had adopted SFAS No. 133 as of January 1, 1999, there would have been no significant impact on results of operations. The Company has not yet determined the timing, method or effect on the Consolidated Balance Sheets of adoption of SFAS No. 133.


Note 5.  Nonrecurring Charges

     In July 1998, the Company recorded a pre-tax nonrecurring charge of $7.6 million related to a grant to its President and Chief Executive Officer of 30,000 shares of restricted common stock of the Company and related cash payments to be made over a period of time (substantially all of which is earned) in connection with the termination by an affiliate of preferred stock options and stock appreciation rights held by such officer. Of the $7.6 million charge, $2.5 million represented the value as of the date of grant of the 30,000 shares of restricted common stock, and $5.1 million represented the aggregate amount of the cash payments to which the President and Chief Executive Officer is entitled (subject to certain future vesting requirements). Should the President and Chief Executive Officer leave the Company, the Company has the right to purchase the shares of restricted common stock and the President and Chief Executive Officer has the right to sell such shares to the Company at Book Value (as defined).


Note 6.  Guarantor Financial Information

     Effective  January  1,  1999,  Building  Materials  Corporation  of America
("BMCA" or "Parent Company") transferred all of its investment assets and intellectual property assets to Building Materials Investment Corporation ("BMIC"), a newly-formed, wholly-owned subsidiary. In connection with this transfer, BMIC agreed to guarantee all of the Company's obligations under the Company's bank credit facility (the "Credit Agreement"), 11 3/4% Senior Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes"), and the Company's 7 3/4% Senior Notes due 2005, the 8 5/8% Senior Notes due 2006, the 8% Senior Notes due 2007 (the "2007 Notes") and the 8% Senior Notes due 2008 (collectively, the "Other Senior Notes"). BMCA also transferred all of its manufacturing assets, other than those located in Texas, to Building Materials Manufacturing Corporation ("BMMC"), another newly-formed, wholly-owned subsidiary. In connection with this transfer, BMMC agreed to become a co-obligor on the 2007 Notes and to guarantee the Company's obligations under the Credit Agreement, the Deferred Coupon Notes and the Other Senior Notes. The guarantees of BMIC and BMMC are full, unconditional and joint and several.

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

     Presented below is condensed combining financial information for BMIC and BMMC, prepared on a basis which retroactively reflects the formation of such companies, as discussed above, for all periods presented. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto.


                    Building Materials Corporation of America
                     Condensed Combining Statement of Income
                          Quarter Ended March 29, 1998
                                   (Thousands)




                                                                    Non-
                                        Parent     Guarantor     Guarantor
                                        Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       ---------  ------------  ------------  ------------  ------------
Net sales............................. $182,348   $       -     $   30,081    $       -     $   212,429
Intercompany net sales................      664     118,542         14,880     (134,086)              -
                                       ---------  -----------   ------------  ------------  -----------
Total net sales.......................  183,012     118,542         44,961     (134,086)        212,429
                                       ---------  -----------   ------------  ------------  -----------

Costs and expenses:
  Cost of products sold...............  144,479     111,656         35,985     (134,086)        158,034
  Selling, general and administrative.   32,808       6,886          8,180                       47,874
  Goodwill amortization...............      160                        332                          492
                                       ---------  -----------   ------------  ------------  -----------
Total costs and expenses..............  177,447     118,542         44,497     (134,086)        206,400
                                       ---------  -----------   ------------  ------------  -----------

Operating income......................    5,565           -            464            -           6,029

Equity in earnings of subsidiaries....    4,937                                  (4,937)              -
Interest expense, net.................   (8,150)     (2,495)        (2,047)                     (12,692)
Other income (expense), net...........   (1,773)     12,040                                      10,267
                                       ---------  -----------   ------------  ------------  -----------
Income (loss) before income taxes.....      579       9,545         (1,583)      (4,937)          3,604
Income tax (provision) benefit........    1,621      (3,627)           602                       (1,404)
                                       ---------  -----------   ------------  ------------  -----------
Net income (loss)..................... $  2,200   $   5,918     $     (981)   $  (4,937)    $     2,200
                                       =========  ===========   ============  ============  ===========


                    Building Materials Corporation of America
                   Condensed Combining Statement of Cash Flows
                          Quarter Ended March 29, 1998
                                   (Thousands)




                                                       Parent    Guarantor    Non-Guarantor
                                                       Company  Subsidiaries   Subsidiaries  Consolidated
                                                      --------  ------------  -------------  ------------
Cash and cash equivalents, beginning of period....... $     35  $    12,061   $      825     $   12,921
                                                      --------  ------------  -------------  ------------
Cash provided by(used in)operating activities:
Net income(loss).....................................   (2,737)       5,918         (981)         2,200
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Depreciation.....................................      807        3,733        1,458          5,998
    Goodwill amortization............................      160                       332            492
    Deferred income taxes............................    1,357                                    1,357
    Noncash interest charges.........................    7,448                                    7,448
(Increase)decrease in working capital items..........  (44,106)      19,998      (12,719)       (36,827)
Purchases of trading securities......................               (26,353)                    (26,353)
Proceeds from sales of trading securities............                30,368                      30,368
Change in net receivable from/payable to
  related parties....................................   49,091      (55,900)      17,060         10,251
Other, net...........................................        9        2,659         (153)         2,515
                                                      ---------  -----------   ----------   ------------
Net cash provided by(used in)operating activities....   12,029      (19,577)       4,997         (2,551)
                                                      ---------  -----------   ----------   ------------
Cash provided by(used in)investing activities:
  Capital expenditures...............................     (892)      (6,193)      (4,646)       (11,731)
  Purchases of available-for-sale securities.........               (16,031)                    (16,031)
  Proceeds from sales of available-for-sale
   securities........................................                51,439                      51,439
  Proceeds from held-to-maturity securities..........                   499                         499
                                                      ---------  -----------   ----------  -------------
Net cash provided by(used in)investing activities....     (892)      29,714       (4,646)        24,176
                                                      ---------  -----------   ----------  -------------

Cash provided by(used in)financing activities:
  Repayments related to sale of accounts receivable..   (2,944)                                  (2,944)
  Decrease in short-term debt........................               (10,466)                    (10,466)
  Decrease in borrowings under revolving credit
     facility........................................  (14,000)                                 (14,000)
  Repayments of long-term debt.......................     (247)        (653)         (21)          (921)
  Decrease in loan receivable from related party.....    6,152                                    6,152
  Financing fees and expenses........................     (131)                                    (131)
                                                      ---------  -----------   ----------  -------------
Net cash used in financing activities................  (11,170)     (11,119)         (21)       (22,310)
                                                      ---------  -----------   ----------  -------------
Net change in cash and cash equivalents..............      (33)        (982)         330           (685)
                                                      ---------  -----------   ----------  -------------
Cash and cash equivalents, end of period............. $      2   $   11,079    $   1,155    $    12,236
                                                      =========  ===========   =========   =============


                    Building Materials Corporation of America
                        Condensed Combining Balance Sheet
                                December 31, 1998
                                   (Thousands)




                                                                      Non-
                                            Parent     Guarantor   Guarantor
                                            Company  Subsidiaries Subsidiaries Eliminations Consolidated
                                            -------  ------------ ------------ ------------ ------------
ASSETS
Current Assets:
  Cash and cash equivalents............... $      3  $   21,746   $    3,238   $       -     $   24,987
  Investments in trading securities.......               95,134                                  95,134
  Investments in available-for-sale
    securities............................               56,461                                  56,461
  Investments in held-to-maturity
    securities............................                6,358                                   6,358
  Other short-term investments............               22,671                                  22,671
  Accounts receivable, trade..............                            24,249                     24,249
  Accounts receivable, other..............   52,806         323        1,666                     54,795
  Inventories.............................   44,886      18,825       29,653                     93,364
  Other current assets....................      125       2,893        1,126                      4,144
                                            -------  ----------   ----------   ----------    -----------
    Total Current Assets..................   97,820     224,411       59,932           -        382,163

Investment in subsidiaries................  250,156                             (250,156)             -
Intercompany loans including accrued
  interest................................  140,298                 (140,298)                         -
Due from(to)subsidiaries, net.............  (27,369)     42,972      (15,603)                         -
Property, plant and equipment, net........   34,620     167,587      112,193                    314,400
Excess of cost over net assets of
  businesses acquired, net................   19,380                   52,713                     72,093
Deferred income tax benefits..............   60,427                                              60,427
Other assets..............................   14,844       3,229          337                     18,410
                                           --------   ---------   ----------   ----------   ------------
Total Assets.............................. $590,176   $ 438,199   $   69,274   $(250,156)   $   847,493
                                           ========   =========   ==========   ==========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.... $  1,170   $   3,016   $       87   $       -    $     4,273
  Accounts payable........................   22,688      33,248       15,677                     71,613
  Payable to related parties, net.........    1,721       3,495          214                      5,430
  Accrued liabilities.....................   20,257      26,181       13,455                     59,893
  Reserve for product warranty claims.....   19,139                    1,100                     20,239
                                           --------   ---------   ----------   ----------   ------------
    Total Current Liabilities.............   64,975      65,940       30,533           -        161,448

Long-term debt less current maturities....  433,929     154,265          219                    588,413
Reserve for product warranty claims.......   24,159                    4,234                     28,393
Other liabilities.........................   22,240                    2,126                     24,366
                                           --------   ---------   ----------   ----------   ------------
Total Liabilities.........................  545,303     220,205       37,112           -        802,620
                                           --------   ---------   ----------   ----------   ------------

Stockholders' equity, net.................   44,873     217,994       32,162    (250,156)        44,873
                                           --------   ---------   ----------   ----------   ------------
Total Liabilities and Stockholders' Equity $590,176   $ 438,199   $   69,274   $(250,156)   $   847,493
                                           ========   =========   ==========   ==========   ============


                    Building Materials Corporation of America
                     Condensed Combining Statement of Income
                           Quarter Ended April 4, 1999
                                   (Thousands)




                                                                     Non-
                                           Parent     Guarantor   Guarantor
                                           Company   Subsidiaries Subsidiaries Eliminations Consolidated
                                           --------  ------------ ------------ ------------ ------------
Net sales................................. $210,955  $       -    $  51,973    $       -     $  262,928
Intercompany net sales....................    1,001    146,268       16,044     (163,313)             -
                                           --------  -----------  ------------ ------------  -----------
Total net sales...........................  211,956    146,268       68,017     (163,313)       262,928
                                           --------  -----------  ------------ ------------  -----------
Costs and expenses:
  Cost of products sold...................  164,211    132,290       58,894     (163,313)       192,082
  Selling, general and administrative.....   36,300      9,468       10,507                      56,275
  Goodwill amortization...................      160                     349                         509
  Transition service agreement (income)
    expense...............................     (250)       250                                        -
                                           --------  -----------  ------------ ------------  -----------
  Total costs and expenses................  200,421    142,008       69,750     (163,313)       248,866
                                           --------  -----------  ------------ ------------  -----------
Operating income (loss)....................  11,535      4,260       (1,733)           -         14,062

Equity in earnings of subsidiaries........    3,569                               (3,569)             -
Intercompany licensing income (expense),
  net.....................................   (6,329)     6,329                                        -
Interest expense, net.....................   (7,290)    (1,927)      (2,617)                    (11,834)
Other income (expense), net...............   (1,866)     1,356                                     (510)
                                           ---------  ----------  ------------ -----------  ------------
Income (loss) before income taxes.........     (381)    10,018       (4,350)      (3,569)         1,718
Income tax (provision) benefit............    1,463     (3,709)       1,610                        (636)
                                           --------   ----------  ------------ -----------  ------------
Net income (loss)..........................$  1,082   $  6,309    $  (2,740)   $  (3,569)   $     1,082
                                           ========   ==========  ============ ===========  ============



                    Building Materials Corporation of America
                        Condensed Combining Balance Sheet
                                  April 4, 1999
                                   (Thousands)




                                                                    Non-
                                           Parent     Guarantor   Guarantor
                                           Company   Subsidiaries Subsidiaries Eliminations Consolidated
                                           -------   ------------ ------------ ------------ ------------
ASSETS
Current Assets:
  Cash and cash equivalents............... $      3  $   13,747    $   4,820   $       -     $   18,570
  Investments in trading securities.......               56,617                                  56,617
  Investments in available-for-sale
    securities............................               94,168                                  94,168
  Investments in held-to-maturity
    securities............................                2,129                                   2,129
  Other short-term investments............               18,744                                  18,744
  Accounts receivable, trade..............                            29,712                     29,712
  Accounts receivable, other..............   72,331         720        2,287                     75,338
  Receivable from(payable to) related
    parties, net..........................   27,201      (4,922)        (223)                    22,056
  Inventories.............................   56,166      20,335       38,403                    114,904
  Other current assets....................      460       3,744          981                      5,185
                                           --------  ----------   ----------   ----------    -----------
    Total Current Assets..................  156,161     205,282       75,980           -        437,423

Investment in subsidiaries................  253,725                             (253,725)             -
Intercompany loans including accrued
  interest................................  157,914                 (157,914)                         -
Due from(to)subsidiaries, net.............  (50,662)     70,245      (19,583)                         -
Property, plant and equipment, net........   33,652     174,136      114,763                    322,551
Excess of cost over net assets of
  businesses acquired, net................   19,220                   52,489                     71,709
Deferred income tax benefits..............   58,483                                              58,483
Other assets..............................   14,718       3,806          337                     18,861
                                           --------   ---------   ----------   ----------   ------------
Total Assets.............................. $643,211   $ 453,469   $   66,072   $(253,725)   $   909,027
                                           ========   =========   ==========   ==========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt......................... $  5,000   $  18,743   $        -   $       -    $    23,743
  Current maturities of long-term debt....    1,187       3,316           76                      4,579
  Accounts payable........................   27,262      28,095       17,667                     73,024
  Accrued liabilities.....................   26,488      26,467       11,279                     64,234
  Reserve for product warranty claims.....   18,999                    1,100                     20,099
                                           --------   ---------   ----------   ----------   ------------
    Total Current Liabilities.............   78,936      76,621       30,122           -        185,679

Long-term debt less current maturities....  474,026     152,545          207                    626,778
Reserve for product warranty claims.......   21,871                    4,131                     26,002
Other liabilities.........................   22,618                    2,190                     24,808
                                           --------   ---------   ----------   ----------   ------------
Total Liabilities.........................  597,451     229,166       36,650           -        863,267
                                           --------   ---------   ----------   ----------   ------------

Stockholders' equity, net.................   45,760     224,303       29,422    (253,725)        45,760
                                           --------   ---------   ----------   ----------   ------------
Total Liabilities and Stockholders' Equity $643,211   $ 453,469   $   66,072   $(253,725)   $   909,027
                                           ========   =========   ==========   ==========   ============


                    Building Materials Corporation of America
                   Condensed Combining Statement of Cash Flows
                           Quarter Ended April 4, 1999
                                   (Thousands)




                                                       Parent    Guarantor    Non-Guarantor
                                                       Company  Subsidiaries   Subsidiaries  Consolidated
                                                      --------  ------------  -------------  ------------
Cash and cash equivalents, beginning of period....... $      3  $    21,746   $    3,238     $   24,987
                                                      --------  ------------  -------------  ------------
Cash provided by(used in)operating activities:
Net income(loss).....................................   (2,487)       6,309       (2,740)         1,082
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Depreciation.....................................      633        4,451        2,022          7,106
    Goodwill amortization............................      160                       349            509
    Deferred income taxes............................      511                                      511
    Noncash interest charges.........................    1,141                                    1,141
Increase in working capital items....................  (43,526)      (7,625)     (14,875)       (66,026)
Purchases of trading securities......................               (82,046)                    (82,046)
Proceeds from sales of trading securities............               125,542                     125,542
Change in net receivable from/payable to
  related parties....................................  (22,007)     (27,084)      21,605        (27,486)
Other, net...........................................   (1,842)      (6,593)        (142)        (8,577)
                                                      ---------  -----------   ----------   ------------
Net cash provided by(used in)operating activities....  (67,417)      12,954        6,219        (48,244)
                                                      ---------  -----------   ----------   ------------
Cash provided by(used in)investing activities:
  Capital expenditures...............................      291      (11,036)      (4,614)       (15,359)
  Purchases of available-for-sale securities.........               (55,887)                    (55,887)
  Purchases of held-to-maturity securities...........                (1,401)                     (1,401)
  Proceeds from sales of available-for-sale
    securities.......................................                19,419                      19,419
  Proceeds from held-to-maturity securities..........                 5,629                       5,629
  Proceeds from sales of other short-term
    investments.......................................                5,000                       5,000
                                                      ---------  -----------   ----------  -------------
Net cash provided by(used in)investing activities....      291      (38,276)      (4,614)       (42,599)
                                                      ---------  -----------   ----------  -------------

Cash provided by(used in)financing activities:
  Proceeds from sale of accounts receivable..........   23,150                                   23,150
  Increase in short-term debt........................    5,000       18,743                      23,743
  Increase in borrowings under revolving credit
     facility........................................   39,500                                   39,500
  Repayments of long-term debt.......................     (290)      (1,420)         (23)        (1,733)
  Financing fees and expenses........................     (234)                                    (234)
                                                      ---------  -----------   ----------  -------------
Net cash provided by (used in) financing activities..   67,126       17,323          (23)        84,426
                                                      ---------  -----------   ----------  -------------
Net change in cash and cash equivalents..............        -       (7,999)       1,582         (6,417)
                                                      ---------  -----------   ----------  -------------
Cash and cash equivalents, end of period............. $      3   $   13,747    $   4,820    $    18,570
                                                      =========  ===========   =========   =============

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations - First Quarter 1999 Compared With
                        First Quarter 1998

     The Company recorded first quarter 1999 net income of $1.1 million compared with $2.2 million in the first quarter of 1998. The decline in net income was primarily the result of higher other expenses attributable to lower investment income, partially offset by higher operating income and lower interest expense.

     The Company's net sales for the first quarter of 1999 were $262.9 million, a 23.8% increase over first quarter 1998 sales of $212.4 million. The sales growth was due to net sales gains in both residential and commercial roofing products together with the inclusion of the Leslie-Locke business, which was acquired in June 1998. The increase in net sales of the Company's residential roofing products reflected higher unit volumes and selling prices, while the increase in net sales of commercial roofing products resulted from increased unit volumes partially offset by lower selling prices.

     Operating income for the first quarter of 1999 was $14.1 million, a 135.0% increase, compared with $6.0 million in the first quarter of 1998. The increase in operating results was attributable to higher gross profit margins, which increased to 26.9% from 25.6% in the same period of last year due to improved pricing administration and reduced manufacturing costs, together with the inclusion of the Leslie-Locke business. Partially offsetting these improvements were higher selling, general and administrative expenses due to the Leslie-Locke acquisition, as well as higher selling, marketing and distribution costs to achieve the increased sales reported in the quarter. Selling, general and administrative expenses as a percentage of net sales declined to 21.4% in the first quarter of 1999 as compared with 22.5% in the first quarter of 1998.

     Interest expense for the first quarter of 1999 decreased by 7.1% to $11.8 million from $12.7 million recorded in the same period in 1998, due primarily to lower average interest rates, partially offset by higher average borrowings. The lower average interest rates resulted from the refinancing of $279.7 million in aggregate principal amount at maturity of the Company's 11 3/4% Senior Deferred Coupon Notes due 2004 with substantially all of the net proceeds from the issuances of $150 million in aggregate principal amount of the Company's 7 3/4% Senior Notes due 2005 and $155 million in aggregate principal amount of the Company's 8% Senior Notes due 2008 in July and December 1998, respectively.

     Other expense, net, for the first quarter of 1999 was $0.5 million compared with other income, net, of $10.3 million in the first quarter of 1998, with the decrease resulting from lower investment income.


Liquidity and Financial Condition

     Net cash outflow during the first quarter of 1999 was $90.8 million before financing activities, and included the use of $48.2 million of cash for operations, the reinvestment of $15.4 million for capital programs, and cash expenditures of $27.2 million for net purchases of available-for-sale and held-to-maturity securities and other short-term investments.

     Cash invested in additional working capital totaled $66.0 million during the first quarter of 1999, primarily reflecting a seasonal increase in inventories of $21.5 million and a $49.2 million increase in receivables, including a $21.2 million increase in the receivable from the trust which purchases certain of the Company's trade accounts receivable, partially offset by a $5.7 million increase in accounts payable and accrued liabilities. The net cash used for operating activities was net of a $43.5 million cash inflow from net sales of trading securities and also included a $27.5 million cash outflow for related party transactions, mainly reflecting $30.9 million of advances to the Company's parent companies.

     Net cash provided by financing activities totaled $84.4 million during the first quarter of 1999, mainly reflecting a $39.5 million increase in borrowings under the Company's bank revolving credit facility, a $23.7 million increase in short-term borrowings and $23.2 million in proceeds from the sale of the Company's trade receivables.

     As a result of the foregoing factors, cash and cash equivalents decreased by $6.4 million during the first quarter of 1999 to $18.6 million, excluding $171.7 million of trading, available-for-sale and held-to-maturity securities and other short-term investments.

     See Note 3 to Consolidated Financial Statements for information regarding contingencies.


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

     The Company has completed an internal study and believes it has remediated substantially all of its core systems. The Company has also evaluated and believes it has remediated substantially all of its personal computers, mainframe computers and its computer network. The Company believes that the core IT systems remediation has corrected Year 2000 programming issues in all critical areas of the Company's business.

     In addition, the Company is working with outside consultants to certify the compliance of the Company's core systems with externally developed and published certification standards. The Company expects to complete this certification by the third quarter of 1999. The Company's independent third party consultants have inventoried and evaluated substantially all of the Company's non-IT equipment, i.e., voice mail, telephone, fire and security systems and numerically controlled production machinery and computer-based production equipment, and the Company is in the process of remediating and testing this equipment. The Company expects to complete these activities by the end of the second quarter of 1999.

     The Company has requested compliance information in the form of direct questionnaries from vendors significant to the Company's business and is soliciting compliance information from its significant customers. The Company expects to complete this solicitation by June 1999. When appropriate, a lack of a response to these questionnaires is being followed by direct contact. The Company has received compliance information from substantially all of its key vendors. Each of these vendors has advised the Company that they are or expect to be ready for the year 2000 by the end of 1999. The Company is evaluating these responses and is requesting more information where appropriate to help the Company formulate contingency plans, including the identification of secondary suppliers, to minimize the impact of any Year 2000 related issues that may develop. The Company expects this phase of evaluation to be completed by the end of July 1999.

     The Company does not believe the costs of its Year 2000 program will be material to its financial position or results of operations. The Company has incurred outside costs of approximately $800,000 to date and anticipates that additional outside costs should approximate no more than $1 million in the aggregate. The Company will charge these costs, as incurred, against results of operations.

     Management believes it has taken reasonable steps in developing its Year 2000 program. Notwithstanding these actions, there can be no assurance that all of the Company's Year 2000 issues or those of its key suppliers, service providers or customers will be resolved or addressed satisfactorily before the year 2000 commences. Management believes that the most reasonable likely "worst case scenario" resulting from Year 2000 issues could be the failure by the Company's key suppliers, service providers, customers and other third parties to address their Year 2000 issues. If this were to occur, then the Company's usual channels of supply and distribution could be disrupted and the Company could experience a material adverse impact on its business, results of operations or financial position.


                                     * * *


Forward-looking Statements

     This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. The Company's operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


     Reference  is made to  Management's  Discussion  and  Analysis of Financial
Condition and Results of Operations in the Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 1998, equity-related financial instruments employed by the Company to reduce market risk included long contracts valued at $35.2 million and short contracts valued at $143.2 million. At April 4, 1999, the value of long contracts was $59.8 million and the value of short contracts was $42.0 million. All such short contracts were terminated as of May 6, 1999. Since the Company marks-to-market such instruments each month, there was no economic cost to the Company to terminate these instruments.

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

     On or about April 29, 1996, an action was commenced in the Circuit Court of Mobile County, Alabama against GAFBMC on behalf of a purported nationwide class of purchasers of, or current owners of, buildings with certain asphalt shingles manufactured by GAFBMC. The action alleges, among other things, that such shingles were defective and seeks unspecified damages on behalf of the purported class. On September 25, 1998, the Company agreed to settle this litigation on a national, class-wide basis for asphalt shingles manufactured between January 1, 1973 and December 31, 1997. Following a fairness hearing, the court granted final approval of the class-wide settlement in April 1999. Under the terms of the settlement, the Company will provide property owners whose shingles were manufactured during this period and which suffer certain damages during the term of their original warranty period, and who file a qualifying claim, with an opportunity to receive certain limited benefits beyond those already provided in their existing warranty. In October and December 1998, the separate actions commenced in 1997 in the Superior Court of New Jersey, Middlesex County, the Superior Court of New Jersey, Passaic County and the Supreme Court of the State of New York, County of Nassau, and in 1996 in Pointe Coupee Parish, Louisiana, on behalf of purported classes were stayed pending the outcome of the fairness hearing on the settlement agreement in the Mobile County, Alabama action. The Company expects that these actions will be dismissed in light of the final approval of the settlement agreement in the Mobile County, Alabama action.

     For further information relating to these legal proceedings, see "Item 3. Legal Proceedings - Other Litigation" contained in the Form 10-K.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b) No Reports on Form 8-K were filed during the quarter ended April 4, 1999.

                                   SIGNATURES
                                  -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants listed below have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                          BUILDING MATERIALS CORPORATION OF AMERICA
                          BUILDING MATERIALS MANUFACTURING CORPORATION
                          BUILDING MATERIALS INVESTMENT CORPORATION


DATE:  May 18, 1999         BY:   /s/William C. Lang
       ------------               ------------------

                                  William C. Lang
                                  Senior Vice President and
                                    Chief Financial Officer
                                  (Principal Financial and
                                    Accounting Officer)