Form 10-Q
period 1999-07-04
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS INVESTMENT CORP
filed 1999-08-16
CIK 927314, 1078706, 1078820

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For The Quarterly Period Ended July 4, 1999

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

YES  /X/          NO  / /

As of August 16, 1999, 1,015,010 shares of Class A Common Stock, $.001 par value, and 15,000 shares of Class B Common Stock, $.001 par value, of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

As of August 16, 1999, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares were held by non-affiliates.


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
                                                                                 (302) 427-5960


                         Part I - FINANCIAL INFORMATION
                          Item 1 - FINANCIAL STATEMENTS


                    BUILDING MATERIALS CORPORATION OF AMERICA

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                         Second Quarter Ended  Six Months Ended
                                         -------------------- -----------------
                                         June 28,    July 4,  June 28,  July 4,
                                           1998       1999      1998     1999
                                         --------   --------  -------- --------
                                                        (Thousands)

Net sales ............................. $286,227   $310,494  $498,656 $573,422
                                        --------   --------  -------- --------
Costs and expenses:
  Cost of products sold ...............  200,496    218,392   358,530  410,474
  Selling, general and administrative..   58,507     62,471   106,381  118,746
  Goodwill amortization ...............      510        508     1,002    1,017
                                        --------   --------  -------- --------

    Total costs and expenses...........  259,513    281,371   465,913  530,237
                                        --------   --------  -------- --------

Operating income ......................   26,714     29,123    32,743   43,185
Interest expense ......................  (12,713)   (12,862)  (25,405) (24,696)
Other income, net......................    4,086      7,067    14,353    6,557
                                        --------   --------  -------- --------

Income before income taxes ............   18,087     23,328    21,691   25,046
Income taxes ..........................   (7,055)    (8,632)   (8,459)  (9,268)
                                        --------   --------  -------- --------
Net income ............................ $ 11,032   $ 14,696  $ 13,232 $ 15,778
                                        ========   ========  ======== ========
























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS
                                                                      July 4,
                                                     December 31,      1999
                                                          1998      (Unaudited)
                                                     ------------   -----------
                                                             (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents.........................  $  24,987     $  53,041
  Investments in trading securities.................     95,134           855
  Investments in available-for-sale securities......     56,461        63,104
  Investments in held-to-maturity securities........      6,358             -
  Other short-term investments......................     22,671         1,718
  Accounts receivable, trade, net...................     24,249        35,038
  Accounts receivable, other........................     54,795        62,391
  Receivable from related parties, net..............          -        56,568
  Inventories.......................................     93,364       124,731
  Other current assets..............................      4,144         5,114
                                                      ---------     ---------
    Total Current Assets............................    382,163       402,560
Property, plant and equipment, net..................    314,400       325,903
Excess of cost over net assets of businesses
  acquired, net ....................................     72,093        71,201
Deferred income tax benefits........................     60,427        47,685
Other assets........................................     18,410        19,250
                                                      ---------     ---------
Total Assets........................................  $ 847,493     $ 866,599
                                                      =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...................................  $       -     $      48
  Current maturities of long-term debt..............      4,273         4,776
  Accounts payable..................................     71,613        83,495
  Payable to related parties, net...................      5,430             -
  Accrued liabilities...............................     59,893        58,544
  Reserve for product warranty claims...............     20,239        16,100
                                                      ---------     ---------
    Total Current Liabilities.......................    161,448       162,963
                                                      ---------     ---------
Long-term debt less current maturities..............    588,413       590,356
                                                      ---------     ---------
Reserve for product warranty claims.................     28,393        22,622
                                                      ---------     ---------
Other liabilities...................................     24,366        21,143
                                                      ---------     ---------
Stockholders' Equity:
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    200,000 shares authorized; no shares issued               -             -
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding .........................          1             1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 15,000 shares
    issued and outstanding .........................          -             -
  Additional paid-in capital........................     89,400        92,447
  Accumulated deficit...............................    (24,644)       (8,866)
  Accumulated other comprehensive loss .............    (19,884)      (14,067)
                                                      ---------     ---------

    Stockholders' Equity ...........................     44,873        69,515
                                                      ---------     ---------
 Total Liabilities and Stockholders' Equity ........  $ 847,493     $ 866,599
                                                      =========     =========



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                           Six Months Ended
                                                          -------------------
                                                          June 28,    July 4,
                                                            1998       1999
                                                          --------   --------
                                                              (Thousands)

Cash and cash equivalents, beginning of period........... $ 12,921   $ 24,987
                                                          --------   --------

Cash provided by (used in) operating activities:
  Net income ............................................   13,232     15,778
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation ......................................   12,378     14,500
      Goodwill amortization..............................    1,002      1,017
      Deferred income taxes..............................    8,358      8,893
      Noncash interest charges...........................   14,920      2,290
  Increase in working capital items......................  (43,931)   (87,625)
  Purchases of trading securities........................  (61,049)  (124,696)
  Proceeds from sales of trading securities..............   77,111    224,452
  Change in net receivable from/payable to related
    parties..............................................   45,987    (61,998)
  Other, net.............................................    2,867    (11,984)
                                                          --------   --------
Net cash provided by (used in) operating activities......   70,875    (19,373)
                                                          --------   --------

Cash provided by (used in) investing activities:
  Capital expenditures...................................  (23,548)   (26,680)
  Acquisition............................................  (43,468)         -
  Purchases of available-for-sale securities.............  (32,808)   (56,469)
  Purchases of held-to-maturity securities...............        -     (1,401)
  Proceeds from sales of available-for-sale securities...   96,604     59,493
  Proceeds from held-to-maturity securities..............      499      7,758
  Proceeds from sales of other short-term investments....        -     21,145
                                                          --------   --------

Net cash provided by (used in) investing activities......   (2,721)     3,846
                                                          --------   --------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..............    7,478     43,494
  Increase (decrease) in short-term debt.................  (24,833)        48
  Proceeds from issuance of long-term debt...............        -      3,500
  Decrease in borrowings under revolving credit facility   (34,000)         -
  Repayments of long-term debt...........................   (1,629)    (2,865)
  Decrease in loan receivable from related party.........    6,152          -
  Financing fees and expenses............................     (176)      (596)
                                                          --------   --------
Net cash provided by (used in) financing activities......  (47,008)    43,581
                                                          --------   --------
Net change in cash and cash equivalents..................   21,146     28,054
                                                          --------   --------
Cash and cash equivalents, end of period................. $ 34,067   $ 53,041
                                                          ========   ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

                                                            Six Months Ended
                                                          -------------------
                                                           June 28,   July 4,
                                                             1998      1999
                                                          ---------  --------
                                                               (Thousands)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).............     $ 10,279   $ 22,732
    Income taxes.....................................          800        958

Acquisition of Leslie-Locke business:
  Fair market value of assets acquired...............     $ 59,318
  Purchase price of acquisition......................       43,468
                                                          --------
  Liabilities assumed................................     $ 15,850
                                                          ========


































The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Building Materials Corporation of America (the "Company") is a 97%-owned subsidiary of GAF Building Materials Corporation ("GAFBMC"), which is an indirect, wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of GAF Corporation ("GAF"). The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at July 4, 1999, and the results of operations and cash flows for the periods ended June 28, 1998 and July 4, 1999. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Form 10-K").



Note 1: Comprehensive Income



                                                Second Quarter Ended  Six Months Ended
                                                -------------------- -----------------
                                                 June 28,  July 4,   June 28,  July 4,
                                                  1998      1999       1998     1999
                                                --------- --------   --------  -------
                                                              (Thousands)

Net income .................................... $11,032   $14,696    $13,232   $15,778
                                                -------   -------    -------   -------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses) on
    available-for-sale securities:
  Unrealized holding gains (losses)
    arising during the period, net of
    income tax (provision) benefit of $378,
    $2,986, $(1,471) and $4,656  ..............    (589)    6,983      2,305     7,192
  Less:  Reclassification adjustment
    for gains included in net income, net of
    income taxes of $2,913, $570, $7,215
    and $807...................................   4,559       971     11,289     1,375
                                                -------   -------    -------   -------
Total other comprehensive income (loss)........  (5,148)    6,012     (8,984)    5,817
                                                -------   -------    -------   -------
Comprehensive income........................... $ 5,884   $20,708    $ 4,248   $21,595
                                                =======   =======    =======   =======


     Changes in the components of "Accumulated other comprehensive loss" for the six months ended July 4, 1999 are as follows:

                                  Unrealized
                                  Losses on      Minimum     Accumulated
                                  Available-     Pension     Other
                                  for-sale       Liability   Comprehensive
                                  Securities     Adjustment  Loss
                                  -------------- ----------  -------------
                                                (Thousands)

Balance, December 31, 1998 ...    $(16,928)      $ (2,956)   $(19,884)
Change for the period ........       5,817              -       5,817
                                  --------       --------    --------
Balance, July 4, 1999 ........    $(11,111)      $ (2,956)   $(14,067)
                                  ========       ========    ========

Note 2:   Inventories:

     Inventories consist of the following:
                                              December 31,     July 4,
                                                  1998          1999
                                              ------------   ---------
                                                     (Thousands)

         Finished goods ..................    $ 58,266       $ 83,700
         Work in process .................       8,488         10,077
         Raw materials and supplies ......      27,296         31,640
                                              --------       --------

         Total ...........................      94,050        125,417
         Less LIFO reserve ...............        (686)          (686)
                                              --------       --------

         Inventories .....................    $ 93,364       $124,731
                                              ========       ========


Note 3.  Nonrecurring Charges

     In July 1998, the Company recorded a pre-tax nonrecurring charge of $7.6 million related to a grant to its former President and Chief Executive Officer of 30,000 shares of restricted common stock of the Company (a portion of which such officer transferred to trusts for the benefit of his children) and related cash payments to be made over a period of time (substantially all of which was earned) in connection with the termination by an affiliate of preferred stock options and stock appreciation rights held by such officer. Of the $7.6 million charge, $2.5 million represented the value as of the date of grant of the 30,000 shares of restricted common stock, and $5.1 million represented the aggregate amount of the cash payments to which such officer was entitled (subject to certain future vesting requirements). The shares of restricted stock are subject to certain rights of the Company to purchase, and of such officer and the trusts to sell to the Company, such shares at Book Value (as defined).

     Effective June 30, 1999, such officer terminated his employment with the Company. In connection with this termination, the Company's obligation to such officer to pay an aggregate of $3.0 million (representing the balance of the cash payments described above) was cancelled and treated as a capital contribution. Accordingly, such amount has been reflected as an increase in additional paid-in-capital. In addition, the Company expects the agreement between the Company and such officer and the trusts relating to the restricted common stock will be terminated and that the restricted common stock will be cancelled or exchanged in consideration for equity to be issued to such officer and the trusts in one or more parents of the Company.


Note 4:   Contingencies

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

     GAF has advised the Company that, as of June 26, 1999, it is defending approximately 126,000 pending alleged Asbestos Claims (having received notice of approximately 30,200 new Asbestos Claims during the first six months of 1999) and has resolved approximately 311,500 Asbestos Claims (including approximately 18,000 in the first six months of 1999). GAF's current estimated average cost for Asbestos Claims resolved in 1998 (including Asbestos Claims disposed of at no cost to GAF) is approximately $3,600 per claim. There can be no assurance that the actual costs of resolving pending and future Asbestos Claims will approximate GAF's estimated average costs for the Asbestos Claims resolved in 1998.

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

Note 5.  New Accounting Standard

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

     Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, but may be adopted earlier. If the Company had adopted SFAS No. 133 as of January 1, 1999, there would have been no significant impact on results of operations. The Company has not yet determined the timing, method or effect on the Consolidated Balance Sheets of adoption of SFAS No. 133.


Note 6.  Subsequent Event

     Effective July 9, 1999, the Company called for the redemption on August 16, 1999 of the remaining $29.9 million of the Company's 11 3/4% Senior Deferred Coupon Notes due 2004. The redemption price is 105.875% of the principal amount outstanding plus accrued interest up to the redemption date. The call premium in connection with the extinguishment of such debt will be recorded as an extraordinary item, net of tax, of approximately $1.1 million, in the third quarter of 1999.


Note 7.  Guarantor Financial Information

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

     Presented below is condensed consolidating financial information for BMIC and BMMC, prepared on a basis which retroactively reflects the formation of such companies, as discussed above, for all periods presented. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto.


                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                       Second Quarter Ended June 28, 1998
                                   (Thousands)




                                                                    Non-
                                        Parent     Guarantor     Guarantor
                                        Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                      ---------  ------------  ------------  ------------  ------------
Net sales............................. $ 232,969   $       -     $  53,258      $       -     $ 286,227
Intercompany net sales................       746     145,604        20,061       (166,411)            -
                                       ---------   ---------     ---------      ---------     ---------
Total net sales.......................   233,715     145,604        73,319       (166,411)      286,227
                                       ---------   ---------     ---------      ---------     ---------

Costs and expenses:
  Cost of products sold...............   169,233     137,965        59,709       (166,411)      200,496
  Selling, general and administrative.    39,737       7,639        11,131                       58,507
  Goodwill amortization...............       160                       350                          510
                                       ---------   ---------     ---------      ---------     ---------
Total costs and expenses..............   209,130     145,604        71,190       (166,411)      259,513
                                       ---------   ---------     ---------      ---------     ---------

Operating income......................    24,585           -         2,129              -        26,714

Equity in earnings of subsidiaries....     1,329                                   (1,329)            -
Interest expense, net.................    (7,085)     (2,758)       (2,870)                     (12,713)
Other income (expense), net...........    (1,557)      5,743          (100)                       4,086
                                       ---------   ---------     ---------      ---------     ---------
Income (loss) before income taxes.....    17,272       2,985          (841)        (1,329)       18,087
Income tax (provision) benefit........    (6,240)     (1,134)          319                       (7,055)
                                       ---------   ---------     ---------      ---------     ---------
Net income (loss)..................... $  11,032   $   1,851     $    (522)     $  (1,329)    $  11,032
                                       =========   =========     =========      =========     =========



                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                        Second Quarter Ended July 4, 1999
                                   (Thousands)




                                                                    Non-
                                        Parent     Guarantor     Guarantor
                                        Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       ---------  ------------  ------------  ------------  ------------
Net sales............................. $ 248,731   $       -     $  61,763     $       -      $ 310,494
Intercompany net sales................     2,791     166,372        18,144      (187,307)             -
                                       ---------   ---------     ---------     ---------      ---------
Total net sales.......................   251,522     166,372        79,907      (187,307)       310,494
                                       ---------   ---------     ---------     ---------      ---------

Costs and expenses:
  Cost of products sold...............   187,265     151,172        67,262      (187,307)       218,392
  Selling, general and administrative.    41,542      10,104        10,825                       62,471
  Goodwill amortization...............       160                       348                          508
  Transition service agreement
    (income) expense..................      (250)        250                                          -
                                       ---------   ---------     ---------     ---------      ---------
Total costs and expenses..............   228,717     161,526        78,435      (187,307)       281,371
                                       ---------   ---------     ---------     ---------      ---------

Operating income......................    22,805       4,846         1,472             -         29,123

Equity in earnings of subsidiaries....    10,367                                 (10,367)             -
Intercompany licensing income
  (expense), net......................    (7,462)      7,462                                          -
Interest expense, net.................    (6,280)     (3,559)       (3,023)                     (12,862)
Other income (expense), net...........    (2,188)      9,255                                      7,067
                                       ---------   ---------     ---------     ---------      ---------
Income (loss) before income taxes.....    17,242      18,004        (1,551)                      23,328
Income tax (provision) benefit........    (2,546)     (6,659)          573       (10,367)        (8,632)
                                       ---------   ---------     ---------     ---------      ---------
Net income (loss)..................... $  14,696   $  11,345     $    (978)    $ (10,367)     $  14,696
                                       =========   =========     =========     =========      =========


                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                         Six Months Ended June 28, 1998
                                   (Thousands)




                                                                    Non-
                                        Parent     Guarantor     Guarantor
                                        Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       ---------  ------------  ------------  ------------  ------------
Net sales............................. $ 415,317   $       -     $   83,339     $       -    $   498,656
Intercompany net sales................     1,410     264,146         34,941      (300,497)             -
                                       ---------   ---------     ---------      ---------    -----------
Total net sales.......................   416,727     264,146        118,280      (300,497)       498,656
                                       ---------   ---------     ----------     ---------    -----------

Costs and expenses:
  Cost of products sold...............   313,712     249,621         95,694      (300,497)       358,530
  Selling, general and administrative.    72,545      14,525         19,311                      106,381
  Goodwill amortization...............       320                        682                        1,002
                                       ---------   ---------     ----------     ---------     ----------
Total costs and expenses..............   386,577     264,146        115,687      (300,497)       465,913
                                       ---------   ---------     ----------     ---------     ----------

Operating income......................    30,150           -          2,593             -         32,743

Equity in earnings of subsidiaries....     6,266                                   (6,266)             -
Interest expense, net.................   (15,235)     (5,253)        (4,917)                     (25,405)
Other income (expense), net...........    (3,330)     17,783           (100)                      14,353
                                       ---------   ---------     ----------     ---------    -----------
Income (loss) before income taxes.....    17,851      12,530         (2,424)       (6,266)        21,691
Income tax (provision) benefit........    (4,619)     (4,761)           921                       (8,459)
                                       ---------   ---------     ----------     ---------    -----------
Net income (loss)..................... $  13,232   $   7,769     $   (1,503)    $  (6,266)   $    13,232
                                       =========   =========     ==========     =========    ===========



                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                         Six Months Ended June 28, 1998
                                   (Thousands)




                                                       Parent     Guarantor    Non-Guarantor
                                                       Company   Subsidiaries  Subsidiaries  Consolidated
                                                      ---------  ------------  -------------  ------------
Cash and cash equivalents, beginning of period....... $      35    $  12,061    $     825     $  12,921
                                                      ---------    ---------    ---------     ---------
Cash provided by(used in)operating activities:
Net income(loss).....................................     6,966        7,769       (1,503)       13,232
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Depreciation.....................................     1,623        7,621        3,134        12,378
    Goodwill amortization............................       320                       682         1,002
    Deferred income taxes............................     8,358                                   8,358
    Noncash interest charges.........................    14,920                                  14,920
(Increase)decrease in working capital items..........   (37,274)      18,506      (25,163)      (43,931)
Purchases of trading securities......................                (61,049)                   (61,049)
Proceeds from sales of trading securities............                 77,111                     77,111
Change in net receivable from/payable to
  related parties....................................    73,047      (58,598)      31,538        45,987
Other, net...........................................    (1,462)       4,412          (83)        2,867
                                                      ---------    ---------    ---------     ---------
Net cash provided by(used in)operating activities....    66,498       (4,228)       8,605        70,875
                                                      ---------    ---------    ---------     ---------
Cash provided by(used in)investing activities:
  Capital expenditures...............................    (2,251)     (12,825)      (8,472)      (23,548)
  Acquisition........................................   (43,468)                                (43,468)
  Purchases of available-for-sale securities.........                (32,808)                   (32,808)
  Proceeds from sales of available-for-sale
   securities........................................                 96,604                     96,604
  Proceeds from held-to-maturity securities..........                    499                        499
                                                      ---------    ---------    ---------     ---------
Net cash provided by(used in)investing activities....   (45,719)      51,470       (8,472)       (2,721)
                                                      ---------    ---------    ---------     ---------

Cash provided by(used in)financing activities:
  Proceeds from sale of accounts receivable...........    7,478                                   7,478
  Decrease in short-term debt........................                (24,833)                   (24,833)
  Decrease in borrowings under revolving credit
     facility........................................   (34,000)                                (34,000)
  Repayments of long-term debt.......................      (266)      (1,323)         (40)       (1,629)
  Decrease in loan receivable from related party.....     6,152                                   6,152
  Financing fees and expenses........................      (176)                                   (176)
                                                      ---------    ---------    ---------     ---------
Net cash used in financing activities................   (20,812)     (26,156)         (40)      (47,008)
                                                      ---------    ---------    ---------     ---------
Net change in cash and cash equivalents..............       (33)      21,086           93        21,146
                                                      ---------    ---------    ---------     ---------
Cash and cash equivalents, end of period............. $       2    $  33,147    $     918     $  34,067
                                                      =========    =========    =========     =========



                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                                December 31, 1998
                                   (Thousands)




                                                                      Non-
                                            Parent    Guarantor     Guarantor
                                            Company  Subsidiaries  Subsidiaries Eliminations Consolidated
                                           --------- ------------  ------------ ------------ ------------
ASSETS
Current Assets:
  Cash and cash equivalents............... $       3   $  21,746    $   3,238    $       -     $  24,987
  Investments in trading securities.......                95,134                                  95,134
  Investments in available-for-sale
    securities............................                56,461                                  56,461
  Investments in held-to-maturity
    securities............................                 6,358                                   6,358
  Other short-term investments............                22,671                                  22,671
  Accounts receivable, trade..............                             24,249                     24,249
  Accounts receivable, other..............    52,806         323        1,666                     54,795
  Inventories.............................    44,886      18,825       29,653                     93,364
  Other current assets....................       125       2,893        1,126                      4,144
                                           ---------   ---------    ---------    ---------     ---------
    Total Current Assets..................    97,820     224,411       59,932            -       382,163

Investment in subsidiaries................   250,156                              (250,156)            -
Intercompany loans including accrued
  interest................................   140,298                 (140,298)                         -
Due from(to)subsidiaries, net.............   (27,369)     42,972      (15,603)                         -
Property, plant and equipment, net........    34,620     167,587      112,193                    314,400
Excess of cost over net assets of
  businesses acquired, net................    19,380                   52,713                     72,093
Deferred income tax benefits..............    60,427                                              60,427
Other assets..............................    14,844       3,229          337                     18,410
                                           ---------   ---------    ---------    ---------     ---------
Total Assets.............................. $ 590,176   $ 438,199    $  69,274    $(250,156)    $ 847,493
                                           =========   =========    =========    =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.... $   1,170   $   3,016    $      87    $       -     $   4,273
  Accounts payable........................    22,688      33,248       15,677                     71,613
  Payable to related parties, net.........     1,721       3,495          214                      5,430
  Accrued liabilities.....................    20,257      26,181       13,455                     59,893
  Reserve for product warranty claims.....    19,139                    1,100                     20,239
                                           ---------   ---------    ---------    ---------     ---------
    Total Current Liabilities.............    64,975      65,940       30,533            -       161,448

Long-term debt less current maturities....   433,929     154,265          219                    588,413
Reserve for product warranty claims.......    24,159                    4,234                     28,393
Other liabilities.........................    22,240                    2,126                     24,366
                                           ---------   ---------    ---------    ---------     ---------
Total Liabilities.........................   545,303     220,205       37,112            -       802,620
                                           ---------   ---------    ---------    ---------     ---------

Stockholders' equity, net.................    44,873     217,994       32,162     (250,156)       44,873
                                           ---------   ---------    ---------    ---------     ---------
Total Liabilities and Stockholders' Equity $ 590,176   $ 438,199    $  69,274    $(250,156)    $ 847,493
                                           =========   =========    =========    =========     =========


                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                          Six Months Ended July 4, 1999
                                   (Thousands)




                                                                     Non-
                                            Parent    Guarantor   Guarantor
                                            Company  Subsidiaries Subsidiaries Eliminations Consolidated
                                           --------- ------------ ------------ ------------ ------------
Net sales................................. $ 459,686   $       -    $ 113,736    $       -    $ 573,422
Intercompany net sales....................     3,792     312,640       34,188     (350,620)           -
                                           ---------   ---------    ---------    -----------  ---------
Total net sales...........................   463,478     312,640      147,924     (350,620)     573,422
                                           ---------   ---------    ---------    -----------  ---------
Costs and expenses:
  Cost of products sold...................   351,476     283,462      126,156     (350,620)     410,474
  Selling, general and administrative.....    77,842      19,572       21,332                   118,746
  Goodwill amortization...................       320                      697                     1,017
  Transition service agreement (income)
    expense...............................      (500)        500                                     -
                                           ---------   ---------    ---------    ----------  ---------
  Total costs and expenses................   429,138     303,534      148,185     (350,620)    530,237
                                           ---------   ---------    ---------    ----------  ---------
Operating income (loss)....................   34,340       9,106         (261)           -      43,185

Equity in earnings of subsidiaries........    13,936                               (13,936)          -
Intercompany licensing income (expense),
  net.....................................   (13,791)     13,791                                     -
Interest expense, net.....................   (13,570)     (5,486)      (5,640)                 (24,696)
Other income (expense), net...............    (4,054)     10,611                                 6,557
                                           ---------   ---------    ---------    ---------   ---------
Income (loss) before income taxes.........    16,861      28,022       (5,901)     (13,936)     25,046
Income tax (provision) benefit............    (1,083)    (10,368)       2,183                   (9,268)
                                           ---------   ---------    ---------    ---------   ---------
Net income (loss)..........................$  15,778   $  17,654    $  (3,718)   $ (13,936)  $  15,778
                                           =========   =========    =========    =========   =========


                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                                  July 4, 1999
                                   (Thousands)




                                                                     Non-
                                            Parent    Guarantor    Guarantor
                                            Company  Subsidiaries  Subsidiaries Eliminations Consolidated
                                           --------- ------------- ------------ ------------ ------------
ASSETS
Current Assets:
  Cash and cash equivalents............... $     274   $  46,950    $   5,817    $       -    $  53,041
  Investments in trading securities.......                   855                                    855
  Investments in available-for-sale
    securities............................                63,104                                 63,104
  Other short-term investments............                 1,718                                  1,718
  Accounts receivable, trade..............                             35,038                    35,038
  Accounts receivable, other..............    60,094         613        1,684                    62,391
  Receivable from(payable to) related
    parties, net..........................    62,320      (5,541)        (211)                   56,568
  Inventories.............................    64,182      20,468       40,081                   124,731
  Other current assets....................     2,082       1,810        1,222                     5,114
                                             -------   ---------    ---------    ---------    ---------
    Total Current Assets..................   188,952     129,977       83,631            -      402,560

Investment in subsidiaries................   264,092                              (264,092)           -
Intercompany loans including accrued
  interest................................   150,673                 (150,673)                        -
Due from(to)subsidiaries, net.............   (98,492)    136,251      (37,759)                        -
Property, plant and equipment, net........    33,121     177,134      115,648                   325,903
Excess of cost over net assets of
  businesses acquired, net................    19,060                   52,141                    71,201
Deferred income tax benefits..............    47,685                                             47,685
Other assets..............................    14,469       4,445          336                    19,250
                                           ---------   ---------    ---------    ---------    ---------
Total Assets.............................. $ 619,560   $ 447,807    $  63,324    $(264,092)   $ 866,599
                                           =========   =========    =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt......................... $       -   $      48    $       -    $       -    $      48
  Current maturities of long-term debt....     1,204       3,508           64                     4,776
  Accounts payable........................    40,186      28,126       15,183                    83,495
  Accrued liabilities.....................    21,143      25,412       11,989                    58,544
  Reserve for product warranty claims.....    15,000                    1,100                    16,100
                                           ---------   ---------    ---------    ---------    ---------
    Total Current Liabilities.............    77,533      57,094       28,336            -      162,963

Long-term debt less current maturities....   435,092     155,065          199                   590,356
Reserve for product warranty claims.......    18,495                    4,127                    22,622
Other liabilities.........................    18,925                    2,218                    21,143
                                           ---------   ---------    ---------    ---------    ---------
Total Liabilities.........................   550,045     212,159       34,880            -      797,084
                                           ---------   ---------    ---------    ---------    ---------

Stockholders' equity, net.................    69,515     235,648       28,444     (264,092)      69,515
                                           ---------   ---------    ---------    ---------    ---------
Total Liabilities and Stockholders' Equity $ 619,560   $ 447,807    $  63,324    $(264,092)   $ 866,599
                                           =========   =========    =========    =========    =========


                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                          Six Months Ended July 4, 1999
                                   (Thousands)




                                                       Parent     Guarantor   Non-Guarantor
                                                       Company   Subsidiaries  Subsidiaries  Consolidated
                                                      ---------  ------------ -------------  ------------
Cash and cash equivalents, beginning of period....... $       3   $  21,746     $   3,238     $  24,987
                                                      ---------   ---------     ---------     ---------
Cash provided by(used in)operating activities:
Net income(loss).....................................     1,842      17,654        (3,718)       15,778
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Depreciation.....................................     1,281       9,139         4,080        14,500
    Goodwill amortization............................       320                       697         1,017
    Deferred income taxes............................     8,893                                   8,893
    Noncash interest charges.........................     2,290                                   2,290
Increase in working capital items....................   (57,593)     (6,741)      (23,291)      (87,625)
Purchases of trading securities......................              (124,696)                   (124,696)
Proceeds from sales of trading securities............               224,452                     224,452
Change in net receivable from/payable to
  related parties....................................     6,373    (100,899)       32,528       (61,998)
Other, net...........................................    (5,710)     (6,635)          361       (11,984)
                                                      ---------   ---------     ---------     ---------
Net cash provided by(used in)operating activities....   (42,304)     12,274        10,657       (19,373)
                                                      ---------   ---------     ---------     ---------
Cash provided by(used in)investing activities:
  Capital expenditures...............................       120     (18,765)       (8,035)      (26,680)
  Purchases of available-for-sale securities.........               (56,469)                    (56,469)
  Purchases of held-to-maturity securities...........                (1,401)                     (1,401)
  Proceeds from sales of available-for-sale
    securities.......................................                59,493                      59,493
  Proceeds from held-to-maturity securities..........                 7,758                       7,758
  Proceeds from sales of other short-term
    investments.......................................               21,145                      21,145
                                                      ---------   ---------     ---------     ---------
Net cash provided by(used in)investing activities....       120      11,761        (8,035)        3,846
                                                      ---------   ---------     ---------     ---------

Cash provided by(used in)financing activities:
  Proceeds from sale of accounts receivable..........    43,494                                  43,494
  Increase in short-term debt........................                    48                          48
  Proceeds from issuance of long-term debt...........                 3,500                       3,500
  Repayments of long-term debt.......................      (614)     (2,208)          (43)       (2,865)
  Financing fees and expenses........................      (425)       (171)                       (596)
                                                      ---------   ---------     ---------     ---------
Net cash provided by (used in) financing activities..    42,455       1,169           (43)       43,581
                                                      ---------   ---------     ---------     ---------
Net change in cash and cash equivalents..............       271      25,204         2,579        28,054
                                                      ---------   ---------     ---------     ---------
Cash and cash equivalents, end of period............. $     274   $  46,950     $   5,817     $  53,041
                                                      =========   =========     =========     =========

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Second Quarter 1999 Compared With
                        Second Quarter 1998

     The Company recorded second quarter 1999 net income of $14.7 million compared with $11.0 million in the second quarter of 1998. The 33.6% increase in net income was primarily the result of higher operating and other income, net, partially offset by increased interest expense.

     The Company's net sales for the second quarter of 1999 were $310.5 million, an 8.5% increase over second quarter 1998 sales of $286.2 million. The sales growth was due to net sales gains in residential products together with the inclusion of the LL Building Products, Inc. business, acquired in June 1998, partially offset by declines in commercial roofing products. The increase in net sales of the Company's residential roofing products reflected higher sales volumes and average selling prices, while the decline in net sales of commercial roofing products resulted from lower sales volumes and average selling prices.

     Operating income for the second quarter of 1999 was $29.1 million, a 9.0% increase compared with $26.7 million in the second quarter of 1998. The improved operating income was achieved due to a reduction in selling, general and administrative expenses as a percentage of net sales to 20.1% in the second quarter of 1999 from 20.4% in the second quarter of 1998 and the inclusion of the LL Building Products, Inc. business, partially offset by a decline in the gross margin from 30.0% in 1998 to 29.7% in 1999. The decline in the gross margin was attributable to lower average pricing, partially offset by reduced manufacturing costs.

     Interest expense for the second quarter of 1999 was $12.9 million compared with $12.7 million in the same period in 1998, due primarily to higher average borrowings, partially offset by lower average interest rates. The lower average interest rates resulted from the refinancing of $279.7 million in aggregate principal amount at maturity of the Company's 11 3/4% Senior Deferred Coupon Notes due 2004 with substantially all of the net proceeds from the issuances of $150 million in aggregate principal amount of the Company's 7 3/4% Senior Notes due 2005 and $155 million in aggregate principal amount of the Company's 8% Senior Notes due 2008 in July and December 1998, respectively.

     Other income, net, for the second quarter of 1999 was $7.1 million compared with $4.1 million in the second quarter of 1998, with the increase resulting from higher investment income.


Results of Operations - Six Months 1999 Compared With
                        Six Months 1998

     For the first six months of 1999, the Company recorded net income of $15.8 million compared with $13.2 million for the first six months of 1998. The 19.7% increase in net income resulted from higher operating income and lower interest expense, partially offset by lower other income, net.

     The Company's net sales for the first six months of 1999 were $573.4 million, a 15.0% increase over last year's sales of $498.7 million. The sales growth was due to net sales gains in residential roofing products together with the inclusion of the LL Building Products, Inc. business, acquired in June 1998, partially offset by lower net sales in commercial roofing products. The increase in net sales of residential roofing products resulted from higher sales volumes and average selling prices, while the decline in net sales of commercial roofing products resulted from lower average selling prices.

     Operating income for the first six months of 1999 was $43.2 million compared with $32.7 million for the first six months of 1998. The 32.1% improvement in operating income was attributable to higher gross profit margins due to improved pricing administration and reduced manufacturing costs, together with the inclusion of the LL Building Products, Inc. business. Partially offsetting these improvements were higher selling, general and administrative expenses due to the LL Building Products, Inc. acquisition and costs incurred to achieve the higher net sales. Selling, general and administrative expenses for the first six months of 1999, as a percentage of net sales, declined to 20.7% from 21.3% for the same period in 1998.

     Interest expense declined to $24.7 million for the first six months of 1999 from $25.4 million for the same period in 1998, due primarily to lower average interest rates, partially offset by higher average borrowings.

     Other income, net, for the first six months of 1999 was $6.6 million compared with $14.4 million in the same period in 1998. The decline was principally due to lower investment income and higher other expenses.


Liquidity and Financial Condition

     Net cash outflow during the first six months of 1999 was $15.5 million before financing activities, and included the use of $19.4 million of cash for operations, the reinvestment of $26.7 million for capital programs, and the generation of $30.5 million from net sales of available-for-sale and held-to-maturity securities and other short-term investments.

     Cash invested in additional working capital totaled $87.6 million during the first six months of 1999, primarily reflecting a seasonal increase in inventories of $31.4 million and a $61.9 million increase in receivables, including an $8.8 million increase in the receivable from the trust which purchases certain of the Company's trade accounts receivable, partially offset by a $6.6 million increase in accounts payable and accrued liabilities. The net cash used for operating activities was net of a $99.8 million cash inflow from net sales of trading securities and also included a $62.0 million net cash outflow for related party transactions, which included $68.7 million of advances to the Company's parent companies.

     Net cash provided by financing activities totaled $43.6 million during the first six months of 1999, mainly reflecting $43.5 million in proceeds from the sale of the Company's trade receivables and $3.5 million proceeds from the issuance of an industrial revenue bond.

     As a result of the foregoing factors, cash and cash equivalents increased by $28.1 million during the first six months of 1999 to $53.0 million, excluding $65.7 million of trading and available-for-sale securities and other short-term investments.

     See Note 4 to Consolidated Financial Statements for information regarding contingencies.


Year 2000 Compliance

     The Company has implemented a Year 2000 program (i) to address its year 2000 issues, i.e., the inability of some IT and non-IT equipment, including embedded technology, to accurately read and process certain dates in the year
2000 and afterwards, (ii) to investigate the Year 2000 issues of third parties significant to the Company's business, and (iii) to establish contingency plans where appropriate.

     The Company has completed an internal study and believes it has remediated substantially all of its core systems. The Company has also evaluated and believes it has remediated substantially all of its personal computers, mainframe computers and computer network. The Company believes that the core IT systems remediation has corrected Year 2000 programming issues in all critical areas of the Company's business.

     The Company's independent third party consultants have inventoried and evaluated substantially all of the Company's non-IT equipment, i.e., voice mail, telephone, fire and security systems, numerically controlled production machinery and computer-based production equipment, and the Company is in the process of remediating and testing this equipment. The Company expects to complete these activities by the end of the third quarter of 1999.

     The Company has requested compliance information in the form of questionnaires sent to significant vendors and customers. When appropriate, a lack of a response to these questionnaires was followed by direct contact. The Company has received compliance information from substantially all of its significant vendors and customers. Each of these significant vendors and customers has advised the Company that they are or expect to be ready for the Year 2000 by the end of 1999.

     Notwithstanding the compliance information received from vendors, the Company is moving forward with contingency plans that include the identification of secondary suppliers to minimize the impact of any Year 2000 related issues that may develop. The secondary suppliers are being contacted in the form of direct questionnaires to determine their readiness for Year 2000 issues. The Company expects this phase of the project to be completed by the end of the third quarter of 1999.

     The Company does not believe the costs of its Year 2000 program will be material to its financial position or results of operations. The Company has incurred outside costs of approximately $800,000 to date and anticipates that additional outside costs should approximate no more than an additional $200,000 in the aggregate. The Company will charge these costs, as incurred, against results of operations.

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

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


     Reference  is made to  Management's  Discussion  and  Analysis of Financial
Condition and Results of Operations in the Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 1998, equity-related financial instruments employed by the Company to reduce market risk included long contracts valued at $35.2 million and short contracts valued at $143.2 million. At July 4, 1999, the Company had no remaining long contracts and the value of short contracts was $2.1 million. Since the Company marks-to-market such instruments each month, there was no economic cost to the Company to terminate these instruments.

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

     Plaintiffs Joseph Rossi, Rossi Florence Corp. and Rossi Roofing Inc. filed a complaint in the United States District Court for the District of New Jersey on December 24, 1992 against several roofing and siding manufacturers, including GAF Building Materials Corporation, several roofing and siding distributors and one national purchasing cooperative, alleging that defendants participated in a group boycott against plaintiffs to keep plaintiffs from competing in the Northern New Jersey roofing and siding distribution market in violation of the Sherman Act, 15 U.S.C. section 1, et seq., and state antitrust laws. Plaintiffs also asserted a tortious interference claim against defendants under New Jersey state law. Plaintiffs are seeking unspecified damages, including treble and punitive damages, and attorney's fees. The District Court entered summary judgment in favor of GAF Building Materials Corporation and four other defendants in March 1997. The United States Court of Appeals for the Third Circuit reversed the District Court's judgment with respect to GAF Building Materials Corporation and two other defendants. The matter is scheduled for trial in the United States District Court for the District of New Jersey in September 1999. In connection with its formation, the Company assumed any liability that may arise from this action. GAF Building Materials Corporation has advised the Company that it intends to defend this action vigorously and believes that it will prevail on all of plaintiffs' claims, although there can be no assurance in this regard.


     For information relating to certain other legal proceedings, see "Item 3. Legal Proceedings - Other Litigation" contained in the Form 10-K and "Part II,
Item 1. - Legal Proceedings" contained in the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 1999.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27   -   Financial Data Schedule,  which is submitted electronically to the
              Securities and Exchange Commission for information only.

(b) No Reports on Form 8-K were filed during the quarter ended July 4, 1999.

                                   SIGNATURES
                                  -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants listed below have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                          BUILDING MATERIALS CORPORATION OF AMERICA
                          BUILDING MATERIALS MANUFACTURING CORPORATION
                          BUILDING MATERIALS INVESTMENT CORPORATION


DATE:  August 16, 1999         BY:   /s/William C. Lang
       ---------------               ------------------

                                     William C. Lang
                                     Executive Vice President,
                                       Chief Administrative Officer
                                       and Chief Financial Officer
                                     (Principal Financial Officer)


DATE:  August 16, 1999         BY:   /s/James T. Esposito
       ---------------               --------------------
                                     Vice President and Controller
                                     (Principal Accounting Officer)