Form 10-Q
period 1999-10-03
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS INVESTMENT CORP
filed 1999-11-17
CIK 927314, 1078706, 1078820

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended October 3, 1999

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

YES  /X/          NO  / /

As of November 12, 1999, 1,018,771 shares of Class A Common Stock, $.001 par value, and 15,000 shares of Class B Common Stock, $.001 par value, of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

As of November 12, 1999, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares were held by non-affiliates.


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
                                                                                 (302) 427-5960


                         Part I - FINANCIAL INFORMATION
                          Item 1 - FINANCIAL STATEMENTS


                    BUILDING MATERIALS CORPORATION OF AMERICA

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                         Third Quarter Ended  Nine Months Ended
                                         -------------------- -----------------
                                         Sept. 27,   Oct. 3,  Sept. 27, Oct. 3,
                                           1998       1999      1998     1999
                                         --------   --------  -------- --------
                                                       (Thousands)
Net sales ............................. $313,617   $312,811   $812,273 $886,232
                                        --------   --------   -------- --------
Costs and expenses:
  Cost of products sold ...............  219,565    219,271    576,836  626,273
  Selling, general and administrative..   66,733     64,894    173,614  184,139
  Goodwill amortization ...............      571        509      1,573    1,526
  Nonrecurring charges ................   27,563      2,650     27,563    2,650
                                        --------   --------   -------- --------

    Total costs and expenses...........  314,432    287,324    779,586  814,588
                                        --------   --------   -------- --------

Operating income (loss)................     (815)    25,487     32,687   71,644
Interest expense ......................  (12,353)   (12,308)   (37,839) (37,144)
Other income, net......................    6,564        556     20,917    7,113
                                        --------   --------   -------- --------

Income (loss) before income taxes
  and extraordinary losses ............   (6,604)    13,735     15,765   41,613
Income tax (provision)benefit..........    2,653     (5,082)    (6,070) (15,397)
                                        --------   --------   -------- --------
Income (loss) before
  extraordinary losses.................   (3,951)     8,653      9,695   26,216

Extraordinary losses, net of
  income tax benefits of $5,845
  and $761, respectively...............   (9,336)    (1,296)    (9,336)  (1,296)
                                        --------    -------    -------  -------

Net income (loss)...................... $(13,287)  $  7,357   $    359 $ 24,920
                                        ========   ========   ======== ========






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS

                                                                    October 3,
                                                     December 31,      1999
                                                         1998      (Unaudited)
                                                     ------------   -----------
                                                            (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents.........................  $  24,989     $  63,250
  Investments in trading securities.................     95,134         2,355
  Investments in available-for-sale securities......     56,461        40,892
  Investments in held-to-maturity securities........      6,358             -
  Other short-term investments......................     22,671         1,496
  Accounts receivable, trade, net...................     24,249        29,438
  Accounts receivable, other........................     55,912        66,870
  Receivable from related parties, net..............          -        82,265
  Inventories.......................................     93,703       124,605
  Other current assets..............................      4,866         6,812
                                                      ---------     ---------
    Total Current Assets............................    384,343       417,983
Property, plant and equipment, net..................    332,348       349,859
Excess of cost over net assets of businesses
  acquired, net ....................................     72,093        70,817
Deferred income tax benefits........................     58,974        44,386
Other assets........................................     18,410        21,596
                                                      ---------     ---------
Total Assets........................................  $ 866,168     $ 904,641
                                                      =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...................................  $       -     $      91
  Current maturities of long-term debt..............      4,273         5,290
  Accounts payable..................................     74,417        87,142
  Payable to related parties, net...................      4,685             -
  Accrued liabilities...............................     60,665        73,483
  Reserve for product warranty claims...............     20,239        16,100
                                                       --------     ---------
    Total Current Liabilities.......................    164,279       182,106
                                                       --------     ---------
Long-term debt less current maturities..............    596,913       601,052
                                                       --------     ---------
Reserve for product warranty claims.................     28,393        20,191
                                                       ---------    ---------
Other liabilities...................................     24,366        20,446
                                                       ---------    ---------
Stockholders' Equity:
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    200,000 shares authorized; no shares issued.....          -             -
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,010 and
    1,017,258 shares, issued and outstanding,
    respectively ...................................          1             1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 15,000 shares
    issued and outstanding .........................          -             -
  Additional paid-in capital........................     94,189        97,672
  Retained earnings (deficit).......................    (22,089)        2,830
  Accumulated other comprehensive loss .............    (19,884)      (19,657)
                                                      ---------     ---------
    Total Stockholders' Equity .....................     52,217        80,846
                                                      ---------     ---------
 Total Liabilities and Stockholders' Equity ........  $ 866,168     $ 904,641
                                                      =========     =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                           Nine Months Ended
                                                          -------------------
                                                          Sept. 27,   Oct. 3,
                                                            1998       1999
                                                          --------   --------
                                                              (Thousands)
Cash and cash equivalents, beginning of period........... $ 12,924   $ 24,989
                                                          --------   --------

Cash provided by (used in) operating activities:
  Net income.............................................      359     24,920
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Extraordinary losses...............................    9,336      1,296
      Depreciation ......................................   21,114     23,917
      Goodwill amortization..............................    1,573      1,526
      Deferred income taxes..............................    5,822     14,782
      Noncash interest charges...........................   20,203      2,727
  Increase in working capital items......................  (63,582)   (60,585)
  Purchases of trading securities........................ (117,914)  (132,607)
  Proceeds from sales of trading securities..............   98,987    235,676
  Change in net receivable from/payable to related
    parties..............................................   39,682    (86,950)
  Other, net.............................................   22,366    (19,773)
                                                          --------   --------
Net cash provided by operating activities................   37,946      4,929
                                                          --------   --------

Cash provided by (used in) investing activities:
  Capital expenditures...................................  (39,802)   (41,508)
  Acquisition............................................  (59,187)         -
  Purchases of available-for-sale securities.............  (54,524)   (75,864)
  Purchases of held-to-maturity securities...............   (6,344)    (1,401)
  Proceeds from sales of available-for-sale securities...  122,187     88,915
  Proceeds from held-to-maturity securities..............      499      7,758
  Proceeds from sales of other short-term investments....        -     21,420
                                                          --------   --------
Net cash used in investing activities..................    (37,171)      (680)
                                                          --------   --------
Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..............   78,953     33,199
  Increase (decrease) in short-term debt.................  (24,556)        91
  Proceeds from issuance of long-term debt...............  149,361     37,138
  Decrease in borrowings under revolving credit facility   (34,000)         -
  Repayments of long-term debt........................... (135,443)   (35,627)
  Decrease in loan receivable from related party.........    6,152          -
  Proceeds from issuance of common stock.................        -        436
  Financing fees and expenses............................   (3,050)    (1,225)
                                                          --------   --------
Net cash provided by financing activities................   37,417     34,012
                                                          --------   --------
Net change in cash and cash equivalents..................   38,192     38,261
                                                          --------   --------
Cash and cash equivalents, end of period................. $ 51,116   $ 63,250
                                                          ========   ========


 Certain reclassifications have been made to 1998 presentations.

                    BUILDING MATERIALS CORPORATION OF AMERICA


                                                           Nine Months Ended
                                                          -------------------
                                                           Sept. 27,   Oct. 3,
                                                             1998       1999
                                                          ---------   --------
                                                               (Thousands)
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).............     $ 11,117    $29,692
    Income taxes.....................................        1,041        922

Acquisition of Leslie-Locke business:
  Fair market value of assets acquired...............     $ 59,318
  Purchase price of acquisition......................       43,468
                                                          --------
  Liabilities assumed................................     $ 15,850
                                                          ========



Contribution of Nashville business:
  Net assets acquired................................                 $ 9,345


























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Building Materials Corporation of America (the "Company") was formed on January 31, 1994 and is a 99.8% owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a 97% owned subsidiary of GAF Building Materials Corporation ("GAFBMC"), which is a wholly-owned subsidiary of GAF Fiberglass Corporation ("GFC"). GFC is a wholly-owned subsidiary of G Industries Corp., which is a wholly-owned subsidiary of G-I Holdings Inc., which is a wholly-owned subsidiary of GAF Corporation ("GAF"). The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at October 3, 1999, and the results of operations and cash flows for the periods ended September 27, 1998 and October 3, 1999. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Form 10-K").



Note 1.  Capital Contribution

         Effective August 18, 1999, GFC, in a series of transactions, contributed the assets and certain liabilities relating to its Nashville glass fiber manufacturing facility ("Nashville") to the Company. Accordingly, the Company's historical consolidated financial statements have been restated to include the results of operations of Nashville. For financial reporting purposes, the contribution of Nashville was recorded by the Company at the historical cost of $9.3 million. The increase in net income resulting from the contribution of Nashville for the three and nine-month periods ended October 3, 1999 was $0.2 million and $1.8 million, respectively, and for the three and nine-month periods ended September 27, 1998 was $0.2 million and $0.7 million, respectively.

Note 2.  Comprehensive Income



                                             Third Quarter Ended  Nine Months Ended
                                              -------------------- -----------------
                                              Sept. 27,  Oct. 3,   Sept. 27, Oct. 3,
                                                1998      1999       1998     1999
                                              --------- --------   --------  -------
                                                             (Thousands)
Net income (loss).......................      $(13,287)  $ 7,357   $   359   $24,920
                                               -------   -------    -------  -------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses) on
    available-for-sale securities:
  Unrealized holding gains (losses)
    arising during the period, net of
    income tax (provision) benefit of $11,596,
    $3,165, $10,125 and $(1,491).........      (18,482)   (5,389)  (16,177)    1,803
  Less:  Reclassification adjustment
    for gains (losses) included in
    net income, net of income tax
    (provision) benefit of $2,630, $(118),
    ($4,585)and $(925)...................       (4,203)      201     7,086     1,576
                                                -------   ------    -------   ------
Total other comprehensive income (loss)..      (14,279)   (5,590)  (23,263)      227
                                                -------   ------    -------   ------
Comprehensive income (loss)..............     $(27,566)  $ 1,767  $(22,904)  $25,147
                                                =======  =======    =======  =======

     Changes in the components of "Accumulated other comprehensive loss" for the nine months ended October 3, 1999 are as follows:

                                  Unrealized
                                  Losses on      Minimum     Accumulated
                                  Available-     Pension     Other
                                  for-sale       Liability   Comprehensive
                                  Securities     Adjustment  Loss
                                  -------------- ----------  -------------
                                                (Thousands)

Balance, December 31, 1998 ...    $(16,928)      $ (2,956)   $(19,884)
Change for the period ........         227              -         227
                                  --------       --------    --------
Balance, October 3, 1999......    $(16,701)      $ (2,956)   $(19,657)
                                  ========       ========    ========

Note 3.   Inventories:

     Inventories consist of the following:
                                              December 31,   October 3,
                                                  1998         1999
                                              ------------   ---------
                                                     (Thousands)

         Finished goods ..................    $ 58,266       $ 85,348
         Work in process .................       8,488          9,654
         Raw materials and supplies ......      27,635         30,289
                                              --------       --------

         Total ...........................      94,389        125,291
         Less LIFO reserve ...............        (686)          (686)
                                              --------       --------
         Inventories .....................    $ 93,703       $124,605
                                              ========       ========


Note 4.   Nonrecurring Charges

     In July 1998, the Company recorded a pre-tax nonrecurring charge of $7.6 million related to a grant to its former President and Chief Executive Officer of 30,000 shares of restricted common stock of the Company (a portion of which such officer transferred to trusts for the benefit of his children) and related cash payments to be made over a period of time (substantially all of which was earned) in connection with the termination by an affiliate of preferred stock options and stock appreciation rights held by such officer. Of the $7.6 million charge, $2.5 million represented the value as of the date of grant of the 30,000 shares of restricted common stock, and $5.1 million represented the aggregate amount of the cash payments to which such officer was entitled (subject to certain future vesting requirements). The shares of restricted stock were subject to certain rights of the Company to purchase, and of such officer and the trusts to sell to the Company, such shares at Book Value (as defined).

     Effective June 30, 1999, such officer terminated his employment with the Company. In connection with this termination, the Company's obligation to such officer to pay an aggregate of $3.0 million (representing the balance of the cash payments described above) was cancelled and treated as a capital contribution. Accordingly, such amount has been reflected as an increase in additional paid-in-capital. Effective September 30, 1999, the agreement between the Company and such former officer and the trusts relating to the restricted common stock was terminated. Such officer and the trusts retained the restricted common stock and contributed such stock to BHC in consideration for equity interests in BHC.

         In connection with the settlement of a legal matter, the Company recorded a nonrecurring charge of $2.7 million in September 1999. Such amount includes legal expenses incurred to defend such action.

Note 5.   Contingencies

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

     GAF has advised the Company that, as of September 25, 1999, it is defending approximately 114,400 pending alleged Asbestos Claims (having received notice of approximately 42,200 new Asbestos Claims during the first nine months of 1999) and has resolved approximately 335,100 Asbestos Claims (including approximately 41,600 in the first nine months of 1999). GAF's current estimated average cost for Asbestos Claims resolved in 1998 (including Asbestos Claims disposed of at no cost to GAF) is approximately $3,500 per claim. There can be no assurance that the actual costs of resolving pending and future Asbestos Claims will approximate GAF's estimated average costs for the Asbestos Claims resolved in 1998.

     GAF has stated that it is committed to effecting a comprehensive resolution of Asbestos Claims and that it is exploring a number of options to accomplish such resolution, but there can be no assurance that this effort will be successful.

     The Company believes that it will not sustain any additional liability in connection with asbestos-related claims. While the Company cannot predict whether any asbestos-related claims will be asserted against it or its assets, or the outcome of any litigation relating to such claims, it believes that it has meritorious defenses to such claims. Moreover, it has been jointly and severally indemnified by G-I Holdings and GAFBMC with respect to such claims. Should GAF or GAFBMC be unable to satisfy judgments against it in asbestos-related lawsuits, its judgment creditors might seek to enforce their judgments against the assets of GAF or GAFBMC, including its holdings of common stock of BHC, and such enforcement could result in a change of control with respect to the Company.

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


Tax Claim Against GAF

     On September 15, 1997, GAF received a notice from the Internal Revenue Service (the "Service") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a subsidiary of GAF, GAF Fiberglass Corporation, held an interest. The claim of the Service for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GAF incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that it will prevail in this matter, although there can be no assurance in this regard. However, if GAF is unsuccessful in challenging its tax deficiency notice, the ability of GAF to satisfy its tax obligation would be dependent on the cash flows of the Company and GFC. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. GAF, G-I Holdings and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several current and former subsidiaries of GAF, should GAF be unable to satisfy such liability.

Note 6.  New Accounting Standard

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


Note 7.  Long-Term Debt

     On August 16, 1999, the Company entered into a $31.9 million bank term loan maturing on July 1, 2004 (the "Term Loan"). The Term Loan bears interest at a floating rate based on the bank's base rate, the federal funds rate, or LIBOR, at the option of the Company. In addition, under the Term Loan, the principal amount outstanding on March 1, 2000 will automatically convert to senior notes with a maturity date of December 1, 2008. The senior notes will bear interest at a rate that will be set at the time of conversion. The Company used all the net proceeds of the Term Loan to purchase and subsequently cancel $29.9 million in aggregate principal amount at maturity of the Company's outstanding 11 3/4% Senior Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes"). The redemption price was 105.875% of the principal amount outstanding, and the premium was recorded as an extraordinary loss, net of tax, of approximately $1.3 million.

         On August 18, 1999,the Company entered into a new three-year bank credit facility (the "Credit Agreement"). The terms of the Credit Agreement provide for a $110 million revolving credit facility, the full amount of which is available for letters of credit, provided that total borrowings and outstanding letters of credit may not exceed $110 million in the aggregate. As of October 3, 1999, $29.9 million of letters of credit and no borrowings were outstanding under the Credit Agreement. Under the terms of the Credit Agreement, the Company is subject to certain financial covenants, including interest coverage and leverage ratios, and dividends and other restricted payments are limited. Additionally, if a change of control (as defined in the Credit Agreement) occurs, the Credit Agreement could be terminated and the loans thereunder accelerated by the lenders party thereto, an event which could also cause the Company's outstanding senior notes to be accelerated. As of October 3, 1999, the Company was in compliance with such covenants. The Credit Agreement replaced a previous bank credit facility which provided up to $75 million in total borrowings and outstanding letters of credit.

Note 8.  Guarantor Financial Information

     Effective January 1, 1999, Building Materials Corporation of America ("the Company" or "Parent Company") transferred all of its investment assets and intellectual property assets to Building Materials Investment Corporation ("BMIC"), a newly-formed, wholly-owned subsidiary. In connection with this transfer, BMIC agreed to guarantee all of the Company's obligations under the Company's then existing bank credit facility, the Company's 7 3/4% Senior Notes due 2005, the 8 5/8% Senior Notes due 2006, the 8% Senior Notes due 2007 (the "2007 Notes") and the 8% Senior Notes due 2008 (collectively, the "Other Senior Notes"). The Company also transferred all of its manufacturing assets, other than those located in Texas, to Building Materials Manufacturing Corporation ("BMMC"), another newly-formed, wholly-owned subsidiary. In connection with this transfer, BMMC agreed to become a co-obligor on the 2007 Notes and to guarantee the Company's obligations under the then existing credit facility, the Deferred Coupon Notes and the Other Senior Notes. In addition, in August 1999, BMIC and BMMC guaranteed the Company's obligations under the Credit Agreement and the Term Loan. The guarantees of BMIC and BMMC are full, unconditional and joint and several.

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

     Presented below is condensed consolidating financial information for BMIC and BMMC, prepared on a basis which retroactively reflects the formation of such companies, as discussed above, for all periods presented. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto. Separate financial information for BMIC and BMMC is not included herein because management has determined that such information is not material to investors.


                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                     Third Quarter Ended September 27, 1998
                                   (Thousands)


                                                                   Non-
                                       Parent     Guarantor     Guarantor
                                       Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       --------- ------------  ------------  ------------  -----------
Net sales............................. $ 247,927   $       -     $  65,690      $       -   $ 313,617
Intercompany net sales................       960     160,491        20,359       (181,810)          -
                                       ---------   ---------     ---------      ---------    ---------
Total net sales.......................   248,887     160,491        86,049       (181,810)    313,617
                                       ---------   ---------     ---------      ---------    ---------

Costs and expenses:
  Cost of products sold...............   179,927     151,558        69,890       (181,810)    219,565
  Selling, general and administrative.    43,309       8,933        14,491                     66,733
  Goodwill amortization...............       160                       411                        571
  Nonrecurring Charges................    27,563                                               27,563
                                       ---------   ---------     ---------      ---------     --------
Total costs and expenses..............   250,959     160,491        84,792       (181,810)    314,432
                                       ---------   ---------     ---------      ---------     --------
Operating income (loss)...............    (2,072)          -         1,257              -        (815)

Equity in earnings of subsidiaries....     2,239                                   (2,239)          -
Interest expense, net.................    (6,162)     (2,515)       (3,676)                   (12,353)
Other income (expense), net...........    (1,981)      8,545             -                      6,564
                                       ---------   ---------      ---------      ---------    --------
Income (loss) before income taxes
  and extraordinary loss..............    (7,976)      6,030        (2,419)        (2,239)     (6,604)
Income tax (provision) benefit........     4,025      (2,291)          919                      2,653
                                       ---------   ---------     ---------      ----------    -------
Income (loss) before
  extraordinary loss..................    (3,951)      3,739        (1,500)        (2,239)     (3,951)
Extraordinary loss, net of income
  tax benefit of $5,845 ..............    (9,336)                                              (9,336)
                                       ---------   ---------     ---------      ----------    --------
Net income (loss).....................  $(13,287)   $  3,739     $  (1,500)     $  (2,239)   $(13,287)
                                        ========    ========     =========      ==========    ========



                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                       Third Quarter Ended October 3, 1999
                                   (Thousands)




                                                                   Non-
                                        Parent     Guarantor     Guarantor
                                       Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       --------- ------------  ------------  ------------  -----------
Net sales............................. $ 253,719   $       -     $  59,092     $      -       $312,811
Intercompany net sales................     1,793     196,876        21,409     (220,078)             -
                                       ---------   ---------     ---------     ---------      --------
Total net sales.......................   255,512     196,876        80,501     (220,078)       312,811
                                       ---------   ---------     ---------     ---------      --------

Costs and expenses:
  Cost of products sold...............   191,125     179,951        68,273     (220,078)       219,271
  Selling, general and administrative.    43,086      11,191        10,617                      64,894
  Goodwill amortization...............       160                       349                         509
  Nonrecurring charges ...............     2,650                                                 2,650
                                       ---------   ---------     ---------     ---------      --------
Total costs and expenses..............   237,021     191,142        79,239     (220,078)       287,324
                                       ---------   ---------     ---------     ---------      --------

Operating income......................    18,491       5,734         1,262            -         25,487

Equity in earnings of subsidiaries....     7,689                                 (7,689)             -
Intercompany licensing income
  (expense), net......................    (7,611)      7,611                                         -
Interest expense, net.................    (7,408)     (1,721)       (3,179)                    (12,308)
Other income (expense), net...........    (1,942)      2,497             1                         556
                                       ---------   ---------     ---------     ---------      ---------
Income (loss) before income taxes
   and extraordinary loss.............     9,219      14,121        (1,916)      (7,689)        13,735
Income tax (provision) benefit........      (566)     (5,224)          708                      (5,082)
Income (loss) before                   ---------   ---------     ---------     ---------      --------
   extraordinary loss ................     8,653       8,897        (1,208)      (7,689)         8,653
Extraordinary loss, net of income
   tax benefit of $761................    (1,296)                                               (1,296)
                                       ---------   ---------     ---------     ---------      ---------
Net income (loss)..................... $   7,357   $   8,897     $  (1,208)    $ (7,689)     $   7,357
                                       =========   =========     =========     =========      =========



                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                      Nine Months Ended September 27, 1998
                                   (Thousands)




                                                                  Non-
                                       Parent     Guarantor     Guarantor
                                       Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       ---------  ------------  ------------  ------------  -----------
Net sales............................. $ 663,244   $       -     $  149,029     $       -   $ 812,273
Intercompany net sales................     2,370     423,878         55,300      (481,548)          -
                                       ---------   ---------     ---------      ---------    ---------
Total net sales.......................   665,614     423,878        204,329      (481,548)    812,273
                                       ---------   ---------     ----------     ---------    ---------

Costs and expenses:
  Cost of products sold...............   492,880     399,920        165,584      (481,548)    576,836
  Selling, general and administrative.   115,854      23,958         33,802                   173,614
  Goodwill amortization...............       480                      1,093                     1,573
  Nonrecurring charges................    27,563                                               27,563
                                       ---------   ---------     ----------     ---------     --------
Total costs and expenses..............   636,777     423,878        200,479      (481,548)    779,586
                                       ---------   ---------     ----------     ---------     --------
Operating income......................    28,837           -          3,850             -      32,687

Equity in earnings of subsidiaries....     8,454                                   (8,454)          -
Interest expense, net.................   (21,397)     (7,849)        (8,593)                  (37,839)
Other income (expense), net...........    (5,311)     26,328           (100)                   20,917
                                       ---------   ---------     ----------     ---------   ----------
Income (loss) before income taxes
  and extraordinary loss..............    10,583      18,479         (4,843)       (8,454)     15,765
Income tax (provision) benefit........      (888)     (7,022)         1,840                    (6,070)
         .........                     ---------   ---------     ----------     ---------   ----------
Income (loss) before
  extraordinary loss..................     9,695      11,457         (3,003)       (8,454)      9,695
Extraordinary loss, net of income
  tax benefit of $5,845 ..............    (9,336)                                              (9,336)
                                       ---------   ---------     ----------     ---------   -----------
Net income (loss)..................... $     359   $  11,457     $   (3,003)    $  (8,454)   $    359
                                       =========   =========     ==========     =========   ===========


                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                      Nine Months Ended September 27, 1998
                                   (Thousands)



                                                                                Non-
                                                      Parent    Guarantor     Guarantor
                                                      Company  Subsidiaries  Subsidiaries  Consolidated
                                                      -------  ------------  ------------- ------------
Cash and cash equivalents, beginning of period....... $     35    $  12,064    $     825    $ 12,924
                                                      ---------    ---------    ---------    --------
Cash provided by operating activities:
Net income(loss).....................................   (8,095)      11,457       (3,003)        359
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Extraordinary loss ..............................    9,336                                 9,336
    Depreciation.....................................    2,473       13,449        5,192      21,114
    Goodwill amortization............................      480                     1,093       1,573
    Deferred income taxes............................    5,822                                 5,822
    Noncash interest charges.........................   20,203                                20,203
(Increase)decrease in working capital items..........  (74,275)      32,288      (21,595)    (63,582)
Purchases of trading securities......................              (117,914)                (117,914)
Proceeds from sales of trading securities............                98,987                   98,987
Change in net receivable from/payable to
  related parties....................................   30,415      (24,191)      33,458      39,682
Other, net...........................................   11,785        9,809          772      22,366
                                                       -------     --------     --------    --------
Net cash provided by(used in)operating activities....   (1,856)      23,885       15,917      37,946
                                                      ---------    ---------    ---------   --------
Cash provided by(used in)investing activities:
  Capital expenditures...............................   (3,037)     (24,268)     (12,497)    (39,802)
  Acquisition........................................  (59,187)                              (59,187)
  Purchases of available-for-sale securities.........               (54,524)                 (54,524)
  Purchases of held-to-maturity securities ..........                (6,344)                  (6,344)
  Proceeds from sales of available-for-sale
   securities........................................               122,187                  122,187
  Proceeds from held-to-maturity securities..........                   499                      499
                                                      ---------    ---------    ---------    -------
Net cash provided by(used in)investing activities....  (62,224)      37,550      (12,497)    (37,171)
                                                      ---------    ---------    ---------    -------

Cash provided by(used in)financing activities:
  Proceeds from sale of accounts receivable..........   78,953                                78,953
  Decrease in short-term debt........................               (24,556)                 (24,556)
  Proceeds from issuance of long-term debt ..........  149,361                               149,361
  Decrease in borrowings under revolving credit
     facility........................................  (34,000)                              (34,000)
  Repayments of long-term debt....................... (133,369)      (2,007)         (67)   (135,443)
  Decrease in loan receivable from related party.....    6,152                                 6,152
  Financing fees and expenses........................   (3,050)                               (3,050)
                                                      ---------    ---------    ---------    -------
Net cash used in financing activities................   64,047      (26,563)         (67)     37,417
                                                      ---------    ---------    ---------    -------
Net change in cash and cash equivalents..............      (33)      34,872        3,353      38,192
                                                      ---------    ---------    ---------    -------
Cash and cash equivalents, end of period............. $      2    $  46,936    $   4,178   $  51,116
                                                      =========    =========    =========   ========


Certain Reclassifications have been made to 1998 presentations.


                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                                December 31, 1998
                                   (Thousands)




                                                                      Non-
                                          Parent    Guarantor     Guarantor
                                          Company  Subsidiaries  Subsidiaries Eliminations Consolidated
                                          -------- ------------  ------------ ------------ ------------
ASSETS
Current Assets:
  Cash and cash equivalents.............  $       3  $  21,748    $   3,238    $       -     $  24,989
  Investments in trading securities.....                95,134                                  95,134
  Investments in available-for-sale
    securities..........................                56,461                                  56,461
  Investments in held-to-maturity
    securities..........................                 6,358                                   6,358
  Other short-term investments..........                22,671                                  22,671
  Accounts receivable, trade............                             24,249                     24,249
  Accounts receivable, other............      52,806     1,440        1,666                     55,912
  Inventories...........................      44,886    19,164       29,653                     93,703
  Other current assets..................         125     3,615        1,126                      4,866
                                           ---------   --------    ---------    ---------      -------

    Total Current Assets................      97,820   226,591       59,932            -       384,343

Investment in subsidiaries..............     249,825                            (249,825)            -
Intercompany loans including accrued
  interest..............................     140,298               (140,298)                         -
Due from(to)subsidiaries, net...........     (19,694)   35,297      (15,603)                         -
Property, plant and equipment, net......      34,620   185,535      112,193                    332,348
Excess of cost over net assets of
  businesses acquired, net..............      19,380                 52,713                     72,093
Deferred income tax benefits............      58,974                                            58,974
Other assets............................      14,844     3,229          337                     18,410
                                           ---------   -------    ---------    ---------     ---------
Total Assets............................   $ 596,067  $450,652    $  69,274    $(249,825)    $ 866,168
                                           =========  ========    =========    =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt..       1,170  $  3,016    $      87    $       -     $   4,273
  Accounts payable......................      22,688    36,052       15,677                     74,417
  Payable to related parties, net.......         268     4,203          214                      4,685
  Accrued liabilities...................      20,257    26,953       13,455                     60,665
  Reserve for product warranty claims...      19,139                  1,100                     20,239
                                            --------   -------    ---------    ---------     ---------
    Total Current Liabilities...........      63,522    70,224       30,533            -       164,279

Long-term debt less current maturities..     433,929   162,765          219                    596,913
Reserve for product warranty claims.....      24,159                  4,234                     28,393
Other liabilities.......................      22,240                  2,126                     24,366


Total Stockholders' equity, net.........      52,217   217,663       32,162     (249,825)       52,217
                                           ---------   -------    ---------    ---------      --------
Total Liabilities and Stockholders' Equity $ 596,067 $ 450,652    $  69,274    $(249,825)    $ 866,168
                                           =========   =======    =========    =========     =========



                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                        Nine Months Ended October 3, 1999
                                   (Thousands)




                                                                     Non-
                                           Parent    Guarantor    Guarantor
                                           Company  Subsidiaries Subsidiaries Eliminations Consolidated
                                           --------- ------------ ------------ ------------ -----------
Net sales................................. $ 713,405   $       -    $ 172,827    $       -   $886,232
Intercompany net sales....................     5,585     506,455       55,597     (567,637)         -
                                           ---------   ---------    ---------    ----------- ---------
Total net sales...........................   718,990     506,455      228,424     (567,637)   886,232
                                           ---------   ---------    ---------    ----------- ---------
Costs and expenses:
  Cost of products sold...................   539,540     459,941      194,429     (567,637)   626,273
  Selling, general and administrative.....   120,928      31,263       31,948                 184,139
  Goodwill amortization...................       480                    1,046                   1,526
  Transition service agreement (income)
    expense...............................      (500)        500                                    -
  Nonrecurring charges ...................     2,650                                            2,650
                                           ---------   ---------    ---------    ----------  ---------
  Total costs and expenses................   663,098     491,704      227,423     (567,637)   814,588
                                           ---------   ---------    ---------    ----------  ---------
Operating income ..........................   55,892      14,751        1,001           -      71,644

Equity in earnings of subsidiaries........    21,481                               (21,481)         -
Intercompany licensing income (expense),
  net.....................................   (21,402)     21,402                                    -
Interest expense, net.....................   (20,978)     (7,346)      (8,820)                (37,144)
Other income (expense), net...............    (5,996)     13,108            1                   7,113
                                           ---------   ---------    ---------    ---------   ---------
Income (loss) before income taxes
  and extraordinary loss..................    28,997      41,915       (7,818)     (21,481)    41,613
Income tax (provision) benefit............    (2,781)    (15,508)       2,892                 (15,397)
                                           ---------   ---------    ---------    ---------   ---------
Income (loss) before
  extraordinary loss......................    26,216      26,407       (4,926)     (21,481)    26,216
Extraordinary loss, net of income
  tax benefit of $761.....................    (1,296)                                          (1,296)
                                           ---------   ---------    ---------    ---------   ---------
Net income (loss)......................... $  24,920   $  26,407    $  (4,926)   $ (21,481)  $ 24,920
                                           =========   =========    =========    =========   =========


                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                                 October 3, 1999
                                   (Thousands)




                                                                     Non-
                                          Parent    Guarantor      Guarantor       Elim-
                                          Company   Subsidiaries  Subsidiaries  inations   Consolidated
                                          --------- ------------- ------------ ----------- ------------
ASSETS
Current Assets:
  Cash and cash equivalents............... $    449   $  60,545   $   2,256     $      -   $  63,250
  Investments in trading securities.......                2,355                                2,355
  Investments in available-for-sale
    securities............................               40,892                               40,892
  Other short-term investments............                1,496                                1,496
  Accounts receivable, trade..............                           29,438                   29,438
  Accounts receivable, other..............    62,243      1,457       3,170                   66,870
  Receivable from(payable to) related
    parties, net..........................    86,460     (4,109)        (86)                  82,265
  Inventories.............................    64,318     22,176      38,111                  124,605
  Other current assets....................     2,343      2,981       1,488                    6,812
                                             -------   ---------   ---------    ---------   --------
    Total Current Assets..................   215,813    127,793      74,377            -     417,983

Investment in subsidiaries................   271,306                            (271,306)          -
Intercompany loans including accrued
  interest................................   160,793               (160,793)                       -
Due from(to)subsidiaries, net.............  (114,005)   134,779     (20,774)                       -
Property, plant and equipment, net........    32,461    200,627     116,771                  349,859
Excess of cost over net assets of
  businesses acquired, net................    18,900                 51,917                   70,817
Deferred income tax benefits..............    44,386                                          44,386
Other assets..............................    15,422      5,838         336                   21,596
                                           ---------   ---------  ---------    ---------   ---------
Total Assets.............................. $ 645,076  $ 469,037   $  61,834    $(271,306)  $ 904,641
                                           =========  =========   =========    =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt......................... $       -  $      91   $       -    $       -   $      91
  Current maturities of long-term debt....     1,307      3,896          87                    5,290
  Accounts payable........................    39,528     32,337      15,277                   87,142
  Accrued liabilities.....................    37,521     24,060      11,902                   73,483
  Reserve for product warranty claims.....    15,000                  1,100                   16,100
                                           ---------  ---------    ---------    ---------   --------
    Total Current Liabilities.............    93,356     60,384      28,366            -     182,106

Long-term debt less current maturities....   436,305    164,583         164                  601,052
Reserve for product warranty claims.......    16,291                  3,900                   20,191
Other liabilities.........................    18,278                  2,168                   20,446
                                           ---------  ---------    ---------    ---------   --------
Total Liabilities ........................   564,230    224,967      34,598            -     823,795
Total Stockholders' equity, net...........    80,846    244,070      27,236     (271,306)     80,846
                                           ---------  ---------    ---------    ---------   --------
Total Liabilities and Stockholders' Equity $ 645,076  $ 469,037    $ 61,834    $(271,306)  $ 904,641
                                           =========  ==========   =========    =========  =========


                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                        Nine Months Ended October 3, 1999
                                   (Thousands)



                                                                                Non-
                                                      Parent     Guarantor    Guarantor
                                                      Company   Subsidiaries Subsidiaries  Consolidated
                                                      ---------  ------------ -------------  ---------
Cash and cash equivalents, beginning of period....... $       3   $  21,748     $   3,238     $ 24,989
                                                      ---------   ---------     ---------     --------
Cash provided by(used in)operating activities:
Net income(loss).....................................     3,439      26,407        (4,926)      24,920
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Extraordinary losses.............................     1,296                                  1,296
    Depreciation.....................................     1,953      14,103         7,861       23,917
    Goodwill amortization............................       480                     1,046        1,526
    Deferred income taxes............................    14,782                                 14,782
    Noncash interest charges.........................     2,727                                  2,727
Increase in working capital items....................   (34,116)     (9,003)      (17,466)     (60,585)
Purchases of trading securities......................              (132,607)                  (132,607)
Proceeds from sales of trading securities............               235,676                    235,676
Change in net receivable from/payable to
  related parties....................................   (12,118)   (100,370)       25,538      (86,950)
Other, net...........................................    (9,643)    (10,014)         (116)     (19,773)
                                                      ---------   ---------     ---------     --------
Net cash provided by(used in)operating activities....   (31,200)     24,192       11,937         4,929
                                                      ---------   ---------     ---------     --------
Cash provided by(used in)investing activities:
  Capital expenditures...............................       197     (28,841)      (12,864)     (41,508)
  Purchases of available-for-sale securities.........               (75,864)                   (75,864)
  Purchases of held-to-maturity securities...........                (1,401)                    (1,401)
  Proceeds from sales of available-for-sale
    securities.......................................                88,915                     88,915
  Proceeds from held-to-maturity securities..........                 7,758                      7,758
  Proceeds from sales of other short-term
    investments......................................                21,420                     21,420
                                                      ---------   ---------     ---------     --------
Net cash provided by(used in)investing activities....       197      11,987       (12,864)        (680)
                                                      ---------   ---------     ---------     --------

Cash provided by(used in)financing activities:
  Proceeds from sale of accounts receivable..........    33,199                                 33,199
  Increase in short-term debt........................                    91                         91
  Proceeds from issuance of long-term debt...........    31,850       5,288                     37,138
  Repayments of long-term debt.......................   (32,982)     (2,590)          (55)     (35,627)
  Proceeds from issuance of common stock.............       436                                    436
  Financing fees and expenses........................    (1,054)       (171)                    (1,225)
                                                      ---------   ---------     ---------     --------
Net cash provided by (used in) financing activities..    31,449       2,618           (55)      34,012
                                                      ---------   ---------     ---------     --------
Net change in cash and cash equivalents..............       446      38,797          (982)      38,261
                                                      ---------   ---------     ---------     --------
Cash and cash equivalents, end of period............. $     449   $  60,545     $   2,256     $ 63,250
                                                      =========   =========     =========     ========

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Third Quarter 1999 Compared With
                        Third Quarter 1998

     The Company recorded third quarter 1999 net income of $7.4 million compared with a net loss of $13.3 million in the third quarter of 1998. The net income for the quarter included a $2.7 million pre-tax nonrecurring charge and an extraordinary charge of $1.3 million, and the net loss for the same period last year included $27.6 million of pre-tax nonrecurring charges and an after-tax $9.3 million extraordinary charge. Excluding the extraordinary and nonrecurring charges in both periods, net income would have been $10.3 million in 1999, compared with $13.1 million in the third quarter of 1998, with the decrease primarily attributable to lower investment income, partially offset by higher operating income.

     The Company's net sales for the third quarter of 1999 were $312.8 million, compared to the third quarter 1998 sales of $313.6 million, with the decrease primarily due to lower sales in commercial roofing products and LL Building Products, Inc., partially offset by sales gains in residential roofing products. The increase in sales of the Company's residential roofing products reflected higher sales volumes and, to a lesser extent, higher average selling prices, while the decline in sales of commercial roofing products resulted from lower sales volumes, partially offset by higher average selling prices.

         In the third quarter of 1999, the Company recorded a $2.7 million nonrecurring charge ($1.7 million after tax) related to the settlement of a legal matter. The Company recorded pre-tax nonrecurring charges in the third quarter of 1998 aggregating $27.6 million ($17.1 million after tax), related to the settlement of a national class action lawsuit involving asphalt shingles manufactured between January 1, 1973 and December 31, 1997, and $7.6 million related to a grant to the Company's former President and Chief Executive Officer of restricted common stock of the Company and certain cash payments to be made to such officer.

     Operating income, before the impact of nonrecurring charges, for the third quarter of 1999 was $28.1 million, compared with $26.7 million, before the impact of the nonrecurring charges of $27.6 million, in the third quarter of 1998. The improved operating income was primarily due to higher operating profits in commercial roofing products, due primarily to higher average selling prices, together with the improved performance primarily due to lower manufacturing costs of LL Building Products, Inc.

     Interest expense for the third quarter of 1999 was $12.3 million compared with $12.4 million in the same period in 1998, due to a lower average interest rate partially offset by higher average borrowings. The lower average interest rate resulted from the refinancing of $310 million in aggregate principal amount at maturity of the Company's Deferred Coupon Notes with substantially all of the net proceeds from the issuances of $150 million in aggregate principal amount of the Company's 7 3/4% Senior Notes due 2005, $155 million in aggregate principal amount of the Company's 8% Senior Notes due 2008 and the $31.9 million Term Loan in July 1998, December 1998 and August 1999, respectively. In connection with the above refinancing, the Company recorded extraordinary charges of $9.3 million and $1.3 million for the three month periods ended September 27, 1998 and October 3, 1999, respectively.

     Other income, net, for the third quarter of 1999 was $0.6 million compared with $6.6 million in the third quarter of 1998, with the decrease primarily resulting from lower investment income.

Results of Operations - Nine Months 1999 Compared With
                        Nine Months 1998

     For the first nine months of 1999, the Company recorded net income of $24.9 million compared with $0.4 million for the first nine months of 1998. The net income for the first nine months of 1999 included a $2.7 million pre-tax nonrecurring charge and an extraordinary charge of $1.3 million, and the net income for the same period last year included $27.6 million of pre-tax nonrecurring charges and an after-tax $9.3 million extraordinary charge. Excluding the extraordinary and nonrecurring charges in both periods, net income would have been $27.9 million in 1999 compared with $26.8 million for the same period last year, with the increase primarily attributable to higher operating income and lower interest expense, partially offset by lower other income, net.

         The Company's net sales for the first nine months of 1999 were $886.2 million, a 9.1% increase over last year's sales of $812.3 million. The sales growth was primarily due to net sales gains in residential roofing products together with the inclusion of the LL Building Products, Inc. business, acquired in June 1998, partially offset by lower net sales in commercial roofing products. The increase in net sales of residential roofing products resulted from higher sales volumes and average selling prices, while the decline in net sales of commercial roofing products resulted from lower average selling prices.

     Operating income, before the impact of a nonrecurring charge, for the first nine months of 1999 was $74.3 million compared with $60.3 million, before the impact of the nonrecurring charges, for the first nine months of 1998. The 23.2% improvement in operating income was primarily attributable to higher gross profit margins, together with higher operating profits in the Company's residential roofing products and the inclusion of the LL Building Products, Inc. business. Partially offsetting these improvements were lower profits in commercial roofing products and increases in operating expenses related to the higher sales volume.

     Interest expense declined to $37.1 million for the first nine months of 1999 from $37.8 million for the same period in 1998, due primarily to a lower average interest rate, partially offset by higher average borrowings. The lower average interest rate resulted from the refinancing of $310 million in aggregate principal amount at maturity of the Company's Deferred Coupon Notes due 2004 with substantially all of the net proceeds from the issuances of $150 million in aggregate principal amount of the Company's 7 3/4% Senior Notes due 2005, $155 million in aggregate principal amount of the Company's 8% Senior Notes due 2008 and the $31.9 million Term Loan in July 1998, December 1998 and August 1999, respectively. In connection with the above refinancing, the Company recorded extraordinary charges of $9.3 million and $1.3 million for the nine month periods ended September 27, 1998 and October 3, 1999, respectively.

     Other income, net, for the first nine months of 1999 was $7.1 million compared with $20.9 million in the same period in 1998. The decline was principally due to lower investment income.

Liquidity and Financial Condition

     Net cash inflow during the first nine months of 1999 was $4.2 million before financing activities, and included the reinvestment of $41.5 million for capital programs, the generation of $40.8 million from net sales of available-for-sale and held-to-maturity securities and other short-term investments.

     Cash invested in additional working capital totaled $60.6 million during the first nine months of 1999, primarily reflecting a seasonal increase in inventories of $30.9 million and a $49.3 million increase in receivables, including a $10.5 million increase in the receivable from the trust which purchases certain of the Company's trade accounts receivable, partially offset by a $19.4 million increase in accounts payable and accrued liabilities. The net cash provided by operating activities of $4.9 million was net of a $103.1 million cash inflow from net sales of trading securities and also included a $87.0 million net cash outflow for related party transactions, which included $91.0 million of advances to the Company's parent companies.

     Net cash provided by financing activities totaled $34.0 million during the first nine months of 1999, primarily reflecting $33.2 million of proceeds from the sale of the Company's trade receivables and $37.1 million of proceeds from the issuance of long-term debt, including the $31.9 million Term Loan, $3.5 million from an industrial revenue bond and $1.8 million from a promissory note. Offsetting such cash inflows was $35.6 million of repayments of long-term debt, principally the repurchase of the remaining $29.9 million, in aggregate principal amount at maturity, of the Deferred Coupon Notes.

     As a result of the foregoing factors, cash and cash equivalents increased by $38.3 million during the first nine months of 1999 to $63.3 million, excluding $44.7 million of trading and available-for-sale securities and other short-term investments.

     See Note 5 to Consolidated Financial Statements for information regarding contingencies.


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

     The Company has completed an internal study and believes it has remediated all of its core systems. The Company has also evaluated and believes it has remediated all of its personal computers, mainframe computers and computer network. The Company believes that the core IT systems remediation has corrected Year 2000 programming issues in all critical areas of the Company's business.

     The Company's independent third party consultants have inventoried and evaluated substantially all of the Company's non-IT equipment, i.e., voice mail, telephone, fire and security systems, numerically controlled production machinery and computer-based production equipment, and the Company has remediated this equipment.

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

     Notwithstanding the compliance information received from vendors, the Company has completed contingency plans that include the identification of secondary suppliers to minimize the impact of any Year 2000 related issues that may develop. The Company has completed contacting the secondary suppliers in the form of direct questionnaires to determine their readiness for Year 2000 issues.

     The Company does not believe the costs of its Year 2000 program will be material to its financial position or results of operations. The Company has incurred outside costs of approximately $1.0 million to date and anticipates no significant additional outside costs. The Company has charged these costs, as incurred, against results of operations.

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



                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


     Reference  is made to  Management's  Discussion  and  Analysis of Financial
Condition and Results of Operations in the Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 1998, equity-related financial instruments employed by the Company to reduce market risk included long contracts valued at $35.2 million and short contracts valued at $143.2 million. At October 3, 1999, the Company had long contracts valued at $1.3 million and short contracts valued at $1.8 million. Since the Company marks-to-market such instruments each month, there was no economic cost to the Company to terminate these instruments.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

     Plaintiffs Joseph Rossi, Rossi Florence Corp. and Rossi Roofing Inc. filed a complaint in the United States District Court for the District of New Jersey on December 24, 1992 against several roofing and siding manufacturers, including GAF Building Materials Corporation, several roofing and siding distributors and one national purchasing cooperative, alleging that defendants participated in a group boycott against plaintiffs to keep plaintiffs from competing in the Northern New Jersey roofing and siding distribution market in violation of the Sherman Act, 15 U.S.C. section 1, et seq., and state antitrust laws. Plaintiffs also asserted a tortious interference claim against defendants under New Jersey state law. Plaintiffs sought unspecified damages, including treble and punitive damages, and attorney's fees. The District Court entered summary judgment in favor of GAF Building Materials Corporation and four other defendants in March 1997. The United States Court of Appeals for the Third Circuit reversed the District Court's judgment with respect to GAF Building Materials Corporation and two other defendants. In October 1999, this matter was settled without admission of liability by any party. In connection with its formation, the Company assumed any liability that may arise from this action.

     For information relating to certain other legal proceedings, see "Item 3. Legal Proceedings - Other Litigation" contained in the Form 10-K and "Part II,
Item 1. - Legal Proceedings" contained in the Company's Quarterly Reports on Form 10-Q for the quarters ended April 4, 1999 and July 4, 1999.


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        27.1- Financial Data Schedule for the nine months ended October 3, 1999, which is submitted electronically to the Securities and Exchange Commission for information only.

        27.2- Restated  Financial  Data  Schedules for  the  three months ended
              April 4, 1999 and  the  six  months ended July 4, 1999, which are
              submitted   electronically  to  the  Securities  and  Exchange
              Commission for information only.

        27.3- Restated  Financial  Data Schedules for the three months ended
              March 29, 1998, six months ended June 28, 1998, nine months ended September 27, 1998, and the year ended December 31, 1998, which are submitted electronically to the Securities and Exchange Commission for information only.

        27.4- Restated  Financial  Data Schedule for the year ended December
              31, 1997, which is submitted electronically to the Securities and Exchange Commission for information only.

(b) No Reports on Form 8-K were filed during the quarter ended October 3, 1999.

                                   SIGNATURES
                                  -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants listed below have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                          BUILDING MATERIALS CORPORATION OF AMERICA
                          BUILDING MATERIALS MANUFACTURING CORPORATION
                          BUILDING MATERIALS INVESTMENT CORPORATION


DATE:  November 17, 1999         BY: /s/William C. Lang
       -----------------             ------------------

                                     William C. Lang
                                     Executive Vice President,
                                     Chief Administrative Officer
                                       and Chief Financial Officer
                                     (Principal Financial Officer)


DATE:  November 17, 1999         BY: /s/James T. Esposito
       -----------------             --------------------
                                     James T. Esposito
                                     Vice President and Controller
                                     (Principal Accounting Officer)