Form 10-K
period 1999-12-31
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS INVESTMENT CORP
filed 2000-03-30
CIK 927314, 1078706, 1078820

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     As of March 24, 2000, 1,020,985 shares of Class A Common Stock, $.001 par value, and 15,000 shares of Class B Common Stock, $.001 par value, of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

     As of March 24, 2000, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares were held by non-affiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ADDITIONAL REGISTRANTS

                                                                                               ADDRESS, INCLUDING ZIP
                                     STATE OR OTHER                                          CODE AND TELEPHONE NUMBER,
           EXACT NAME OF             JURISDICTION OF      NO.         COMMISSION FILE NO./      INCLUDING AREA CODE,
      REGISTRANT AS SPECIFIED        INCORPORATION OR   OF SHARES      I.R.S. EMPLOYER        OF REGISTRANT'S PRINCIPAL
          IN ITS CHARTER             ORGANIZATION       OUTSTANDING   IDENTIFICATION NO.          EXECUTIVE OFFICES
-----------------------------------  ----------------   -----------   --------------------   ---------------------------

Building Materials
  Manufacturing Corporation........      Delaware            10           333-69749-01/      1361 Alps Road
                                                                             22-3626208      Wayne, NJ 07470
                                                                                             (973) 628-3000

Building Materials
  Investment Corporation...........      Delaware            10           333-69749-02/      300 Delaware Avenue
                                                                             22-3626206      Suite 303
                                                                                             Wilmington, DE 19801
                                                                                             (302) 427-5960

ITEM 1. BUSINESS

GENERAL

     Building Materials Corporation of America ("BMCA") is a leading national manufacturer of a broad line of asphalt roofing products and accessories for the residential and commercial roofing markets. We also manufacture specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. BMCA, incorporated under the laws of Delaware in 1994, is, as of March 24, 2000, a 99.4%-owned subsidiary of BMCA Holdings Corporation, which is a 97%-owned subsidiary of GAF Building Materials Corporation. BMCA acquired the operating assets and certain liabilities of GAF Building Materials Corporation in 1994. GAF Building Materials Corporation is a wholly-owned subsidiary of GAF Fiberglass Corporation, which is a wholly-owned subsidiary of G Industries Corp.
G Industries is a wholly-owned subsidiary of G-I Holdings Inc., which is a wholly-owned subsidiary of GAF Corporation. Samuel J. Heyman, Chairman of the Board of Directors, President and Chief Executive Officer of GAF Corporation, G-I Holdings and GAF Fiberglass, Chairman of the Board of Directors and Chief Executive Officer of BMCA and President and Chief Executive Officer of G Industries, GAF Building Materials Corporation and BMCA Holdings, beneficially owns (as defined in Rule 13d-3 of the Exchange Act) approximately 99% of GAF Corporation. BMCA does business under the name "GAF Materials Corporation."

     Effective January 1, 1999, BMCA transferred all of its investment assets and intellectual property assets to Building Materials Investment Corporation, a newly-formed, wholly-owned subsidiary of BMCA. In connection with this transfer, Building Materials Investment Corporation agreed to guarantee all of BMCA's obligations under its credit agreement and all of its senior notes. BMCA also transferred all of its manufacturing assets, other than those located in Texas, to Building Materials Manufacturing Corporation, another newly-formed, wholly-owned subsidiary of BMCA. In connection with this transfer, Building Materials Manufacturing Corporation agreed to become a co-obligor on BMCA's 8% Senior Notes due 2007 and to guarantee BMCA's obligations under its credit agreement and all of its other senior notes. Building Materials Manufacturing Corporation and Building Materials Investment Corporation were incorporated in Delaware in 1998.

     On January 1, 1997, GAF Corporation, our indirect parent, completed a series of transactions involving its subsidiaries, in which among other things,
(1) we transferred our glass fiber manufacturing facility located in Nashville, Tennessee and certain related assets and liabilities to GAF Fiberglass Corporation, and (2) U.S. Intec, Inc., an indirect subsidiary of GAF Corporation, became one of our subsidiaries. In connection with these transactions, GAF Fiberglass entered into a long-term supply agreement with us pursuant to which GAF Fiberglass agreed to supply us with glass fiber. Effective August 18, 1999, GAF Fiberglass, in a series of transactions, contributed to us certain assets, including the Nashville glass fiber manufacturing facility, and certain related liabilities. See Item 13, "Certain Relationships and Related Transactions."

     Our executive offices and the executive offices of Building Materials Manufacturing Corporation are located at 1361 Alps Road, Wayne, New Jersey 07470 and the telephone number is (973) 628-3000. The executive offices of Building Materials Investment Corporation are located at 300 Delaware Avenue, Suite 303, Wilmington, Delaware 19801 and the telephone number is (302) 427-5960.

RESIDENTIAL ROOFING

     We are a leading manufacturer of a complete line of premium residential roofing products. Residential roofing product sales represented approximately 65% of our net sales in 1999. We have improved our sales mix of residential roofing products in recent years by increasing our emphasis on laminated shingles and accessory products which generally are sold at higher prices with more attractive profit margins than our standard strip shingle products. We believe that we are the largest manufacturer of laminated residential roofing shingles and the second largest manufacturer of strip shingles in the United States. (Statements contained in this report as to our competitive position are based on industry information which we believe is reliable.)

     Our two principal lines of residential roofing shingles are the Timberline(R) series and the Sovereign(R) series. We also produce certain specialty shingles principally for regional markets.

     The Timberline(R) Series. The Timberline(R) series offers a premium laminated product line that adds dramatic shadow lines and substantially improves the appearance of a roof. The series includes:

     o the Timberline(R)25 shingle, a mid-weight laminated shingle which serves as an economic trade-up for consumers, with a 25-year limited warranty;

     o the Timberline(R) shingle, with a 30-year limited warranty, offering a natural random wood shake appearance with superior fire resistance and durability; and

     o the Timberline Ultra(R) shingle, with a 40-year limited warranty, a super heavyweight laminated shingle with the same design features as the Timberline(R) 25 shingle, together with added durability.

     The Sovereign(R)Series.  The Sovereign(R)series includes:

     o the standard 3-tab Sentinel(R)shingle with a 20-year limited warranty;

     o the Royal Sovereign(R) shingle, a heavier 3-tab shingle with a 25-year limited warranty, designed to capitalize on the "middle market" for quality shingles; and

     o the Marquis(R) Weathermax(TM) shingle, a superior performing heavyweight 3-tab shingle with a 30-year limited warranty.

     Specialty Shingles.  Our specialty asphalt shingles include:

     o Slateline(R) and Slateline(R) Color Contrast(TM) shingles, offering the appearance of slate, labor savings in installation because of their larger size and a 40-year limited warranty;

     o the Grand Sequoia(R)shingle, a premier architectural shingle with a 40-year limited warranty; and

     o the Country Mansion(TM)shingle, a distinctive high-end architectural shingle with a limited lifetime warranty.

     Weather Stopper(TM) Roofing System. In addition to shingles, we supply all the components necessary to install a complete roofing system. Our Weather Stopper(TM) Roofing System begins with Weather Watch(R) and Stormguard(TM) waterproof underlayments for eaves, valleys and flashings to prevent water seepage between the roof deck and the shingles caused by ice build-ups and wind-driven rains. Our Weather Stopper(TM) Roofing System also includes Shingle-Mate(R) glass reinforced underlayment, Timbertex(R), TimberRidge(TM) and Timberline(R) Hip and Ridge shingles, which are significantly thicker and larger than standard hip and ridge shingles and provide dramatic accents to the slopes and planes of a roof, and the Cobra(R) Ridge Vent, which provides attic ventilation.

COMMERCIAL ROOFING

     We manufacture a full line of modified bitumen and asphalt built-up roofing products, liquid applied membrane systems and roofing accessories for use in the application of commercial roofing systems. We also market thermoplastic and elastomeric single-ply products. Commercial roofing represented approximately 27% of our net sales in 1999. We believe that we are the second largest manufacturer of asphalt built-up roofing products and the largest manufacturer of modified bitumen products in the United States.

     We manufacture glass membranes under the trademarks GAFGLAS(R) and Permaglas(R), which are made from asphalt impregnated glass fiber mat for use as a component in asphalt built-up roofing systems. Most of our GAFGLAS(R) and Permaglas(R) products are assembled on the roof by applying successive layers of roofing membrane with asphalt and topped, in some applications, with gravel. Thermal insulation may be applied beneath the membrane. We also manufacture base sheets, flashings and other roofing accessories for use in these systems, the TOPCOAT(R) roofing system, a liquid-applied membrane system designed to protect and waterproof existing metal roofing, and roof maintenance products. In addition, we market perlite roofing insulation products, which consist of low thermal insulation that is installed as part of a commercial roofing application below the roofing membrane, isocyanurate foam as roofing insulation, packaged asphalt and accessories such as vent stacks, roof insulation fasteners, cements and coating.

     We sell modified bitumen products under the Ruberoid(R) trademark, and U.S. Intec sells these products under the Brai(R) trademark. Modified bitumen products are used primarily in re-roofing applications or in combination with glass membranes in GAF CompositeRoof(TM) systems. These products consist of a roofing membrane utilizing polymer-modified asphalt, which strengthens and increases flexibility and is reinforced with a polyester non-woven mat or a glass mat. Modified bitumen systems provide high strength characteristics, such as weatherability, water resistance and labor cost savings due to ease of application.

SPECIALTY BUILDING PRODUCTS AND ACCESSORIES

     We manufacture and market a variety of specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. Specialty building products and accessories represented approximately 8% of our net sales in 1999. These products primarily consist of residential attic ventilation systems, metal and fiberglass air distribution products for the HVAC industry and ornamental iron security products, including doors, windows and fencing.

MARKETING AND SALES

     We have one of the industry's largest sales forces. A staff of technical professionals who work directly with architects, consultants, contractors and building owners provide support to the sales force. We market our roofing and specialty building products and accessories through our own sales force of approximately 200 experienced, full-time employees and independent sales representatives operating from six regional sales offices located across the United States. A major portion of our roofing product sales are to wholesale distributors who resell our products to roofing contractors and retailers. We believe that our nationwide coverage has contributed to certain of our roofing products being among the most recognized and requested brands in the industry.

     Our Customer Advantage(TM) Program offers marketing and support services to a nationwide network of MasterElite(TM) residential roofing contractors and Authorized Installers. We view the Master Elite(TM) contractors and Authorized Installers as an effective extension of our sales force which takes our products directly to the homeowner. We also have established programs with approved MasterSelect(TM), Platinum(TM) and Pride (TM) contractors to promote premium warranty systems and service programs for our commercial roofing products.

     No single customer accounted for 10% or more of our net sales in 1999, except for The Home Depot, Inc. and American Builders & Contractors Supply Company, Inc., which accounted for approximately 11% and 10%, respectively, of our 1999 net sales.

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

     The major raw materials required for the manufacture of our specialty building products and accessories are steel tubes, sheet metal products, aluminum motors and cartons. These raw materials, other than motors, are commodity-type products, the pricing for which is driven by supply and demand. Prices of other raw materials used in the manufacture of specialty building products and accessories are more closely tied to movements in inflation rates. In 1999, substantially all of the motors used in our ventilation products were purchased from an overseas supplier. All of these raw materials, including motors, are available from a large number of suppliers.

     Five of our roofing plants have easy access to deep water ports thereby permitting delivery of asphalt by ship, the most economical means of transport. Our Nashville, Tennessee plant manufactures a significant portion of our glass fiber requirements for use in our Chester, South Carolina plant which manufactures glass fiber mat substrate. We purchase all of our requirements for colored roofing granules from an affiliate, International Specialty Products Inc., under a requirements contract, except for the requirements of our California and Oregon roofing plants and a portion of the requirements of our Indiana roofing plant, which are supplied by a third party. This contract is subject to annual renewal unless terminated by either party to the agreement.

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

COMPETITION

     The roofing products industry is highly competitive and includes a number of national competitors. These competitors in the residential roofing and accessories markets are Owens-Corning, Tamko, Elcor and Celotex, and in the commercial roofing market are Johns Manville, Firestone and Carlisle. In addition, there are numerous regional competitors.

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

RESEARCH AND DEVELOPMENT

     We primarily focus our research and development activities on the development of new products, process improvements and the testing of alternative raw materials and supplies. Our research and development activities, dedicated to residential, commercial and fiberglass products, are located at technical centers at Wayne, New Jersey and Nashville, Tennessee. Our research and development expenditures were approximately $5.4, $6.0 and $6.5 million in 1997, 1998 and 1999, respectively.

PATENTS AND TRADEMARKS

     We own or license approximately 100 domestic and 100 foreign patents or patent applications. In addition, we own or license approximately 250 domestic and 80 foreign trademark registrations or applications. While we believe the patent protection covering certain of our products to be material to those products, we do not believe that any single patent, patent application or trademark is material to our business or operations. We believe that the duration of the existing patents and patent licenses is consistent with our business needs.

ENVIRONMENTAL COMPLIANCE

     Since 1970, federal, state and local authorities have adopted and amended a wide variety of federal, state and local environmental laws and regulations relating to environmental matters. These laws and regulations affect us because of the nature of our operations and that of our predecessor and certain of the substances that are, or have been used, produced or discharged at our or its plants or at other locations. We made capital expenditures of approximately $1.4 million in the aggregate in 1999 relating to environmental compliance in connection with the two new manufacturing facilities we are building in Shafter, California and Michigan City, Indiana. In addition, we made capital expenditures of approximately $1.3 million in the aggregate in 1999 relating to environmental compliance in all other locations. In 1998 and 1997, we made capital expenditures of less than $0.6 million in each year relating to environmental compliance. These expenditures are included in additions to property, plant and equipment. We anticipate that aggregate capital expenditures relating to environmental compliance in 2000 and 2001 will be approximately $2.6 and $1.2 million, respectively.

     The environmental laws and regulations deal with air and water emissions or discharges into the environment, as well as the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. We believe that our manufacturing facilities comply in all material respects with applicable laws and regulations. Although we cannot predict whether more burdensome requirements will be adopted in the future, we believe that any potential liability for compliance with the laws and regulations will not materially affect our business, liquidity or financial position.

     See Item 3, "Legal Proceedings--Environmental Litigation."

EMPLOYEES

     At December 31, 1999, we employed approximately 3,500 people worldwide, approximately 1,000 of which were subject to 14 union contracts. The contracts are effective for three- to four-year periods. During 1999, two labor contracts expired and were renegotiated. We believe that our relations with our employees and their unions are satisfactory.

ITEM 2. PROPERTIES

     Our corporate headquarters and principal research and development laboratories are located at a 100-acre campus-like office and research park owned by a subsidiary of International Specialty Products Inc., at 1361 Alps Road, Wayne, New Jersey 07470. We occupy our headquarters pursuant to our management agreement with ISP. See Item 13, "Certain Relationships and Related Transactions."

     We own or lease the principal real properties described below. Unless otherwise indicated, the properties are owned in fee. In addition to the principal facilities listed below, we maintain sales offices and warehouses, substantially all of which are in leased premises under relatively short-term leases.

LOCATION                FACILITY
----------------------  ------------------------------------------------------
Alabama
  Mobile..............  Plant, Warehouses*
California
  Compton.............  Plant*, Warehouse*
  Fontana.............  Plant, Sales Office
  Hollister...........  Plant, Plant*
  Shafter.............  Plant (under construction)
  Stockton............  Plant, Plant, Warehouse*
Florida
  Tampa...............  Plant, Sales Office
Georgia
  Atlanta.............  Administrative Offices*; Sales Office*
  Monroe..............  Plant, Warehouse*
  Savannah............  Plant, Sales Office
Indiana
  Mount Vernon........  Plant, Sales Office, Plant (under construction)
  Michigan City.......  Plant (under construction)
Illinois
  Romeoville..........  Sales Office*

LOCATION                FACILITY
----------------------  ------------------------------------------------------
Maryland
  Baltimore...........  Plant
Massachusetts
  Millis..............  Plant, Sales Office, Warehouse*
  Walpole.............  Plant*
Minnesota
  Minneapolis.........  Plant, Sales Office
Mississippi
  Purvis..............  Plant
New Jersey
  North Branch........  Plant, Warehouse*
  North Brunswick.....  Sales Office*, Warehouse*
  Wayne...............  Headquarters*, Corporate Administrative Offices*,
                          Research Center*
New Mexico
  Albuquerque.........  Plant
North Carolina
  Burgaw..............  Plant
  Goldsboro...........  Plant
Ohio
  Wadsworth...........  Plant*
Oregon
  Corvallis...........  Plant
Pennsylvania
  Erie................  Plant, Sales Office, Warehouse*
  Wind Gap............  Plant
South Carolina
  Chester.............  Plant
Tennessee
  Nashville...........  Plant, Research Center*
Texas
  Dallas..............  Plant, Sales Office, Warehouse*
  Fannett.............  Warehouse
  Port Arthur.........  Plant, Plant, Sales Office

------------------
* Leased Property

     We believe that our plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Each plant has adequate transportation facilities for both raw materials and finished products. In 1999, we made capital expenditures of $45.3 million relating to plant, property and equipment.

ITEM 3. LEGAL PROCEEDINGS

     Bodily Injury Claims. In connection with its formation, BMCA contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber of its parent, GAF Building Materials Corporation. As of March 30, 1997, BMCA had paid all of its assumed asbestos-related liabilities. G-I Holdings and GAF Building Materials Corporation have jointly and severally agreed to indemnify BMCA against any other existing or future claims related to asbestos-related liabilities if asserted against BMCA. We frequently refer to asbestos-related bodily injury claims relating to the inhalation of asbestos fiber in this report as "Asbestos Claims."

     GAF Corporation has advised that, as of December 31, 1999, it was defending approximately 115,000 pending alleged Asbestos Claims, having received notice of approximately 43,100 new Asbestos Claims during 1999. GAF has advised that the Center for Claims Resolution ("CCR"), a non-profit organization set up to administer and handle asbestos-related personal injury claims against the participating companies and in which GAF Corporation was a member, terminated GAF's membership, effective January 17, 2000. GAF has advised the CCR that such termination was unauthorized and that it intends to take appropriate measures to protect its rights to pursue claims against the CCR and its member companies arising out of this improper termination and for other improper actions. Currently, the disputes between GAF and the CCR are the subject of pending Alternative Dispute Proceedings.

     GAF Corporation has confirmed that it has experienced a significant increase in the rate of new Asbestos Claims, principally involving claimants without any asbestos-related impairment, and amounts demanded to settle these claims. GAF anticipates that these trends could well continue for the foreseeable future, and that the percentage of Asbestos Claims filed by individuals with no physical impairment will remain high. GAF has advised that it expects an increasingly adverse litigation environment in particular jurisdictions. GAF believes that these trends and the CCR's termination of GAF's membership resulted from, or were induced by, in no small part, retaliatory actions taken by asbestos lawyers against GAF in connection with GAF's active support of proposed legislation currently pending in Congress to address the national asbestos litigation crisis.

     GAF Corporation has stated that it is committed to effecting a comprehensive resolution of Asbestos Claims, and that it is exploring options to accomplish this resolution, including the support of the proposed Congressional legislation, but there can be no assurance that these efforts will be successful.

     We believe that we will not sustain any additional liability in connection with asbestos-related claims. While we cannot predict whether any asbestos-related claims will be asserted against us or our assets or the outcome of any litigation relating to those claims, we believe that we have meritorious defenses to any claim that could be so asserted. In addition, G-I Holdings and GAF Building Materials Corporation have jointly and severally indemnified us with respect to asbestos-related claims, and G-I Holdings has advised us that it believes it has and will have sufficient resources to enable it to satisfy any indemnification obligations. However, GAF has advised us that depending upon whether the trends described above continue, whether other retaliatory actions are taken, the ultimate resolution of the disputes between GAF and the CCR, and whether the proposed legislation currently pending in Congress is enacted into law, its financial condition could be materially adversely affected by one or more of these factors. Should GAF Corporation or GAF Building Materials Corporation be unable to satisfy judgments against it in asbestos-related lawsuits, its judgment creditors might seek to enforce their judgments against the assets of GAF Corporation, including its holdings of G-I Holdings common stock, or GAF Building Materials Corporation, including its holdings of our common stock. This enforcement could result in a change of control with respect to our company. See Notes 10 and 15 to Consolidated Financial Statements.

     Asbestos-in-Building Claims. GAF Corporation has also been named as a co-defendant in asbestos-in-buildings cases for economic and property damage or other injuries based upon an alleged present or future need to remove asbestos containing materials from public and private buildings. We refer to the asbestos-in-building claims in this report as the "Building Claims." Since these actions were first initiated approximately 18 years ago, GAF Corporation has not only successfully disposed of approximately 145 of these cases, but is a co-defendant in only three remaining lawsuits, one of which has been dormant. No new Building Claims were filed in 1999. BMCA has not assumed any liabilities with respect to Building Claims, and G-I Holdings and GAF Building Materials Corporation have jointly and severally agreed to indemnify BMCA against those liabilities in the event any claims are asserted against it.

     Insurance Matters. GAF Corporation and G-I Holdings had available, as of December 31, 1999, to pay asbestos-related bodily injury claims aggregate insurance coverage of approximately $84.0 million before discounting certain coverage, which amount is reduced as asbestos-related liabilities are satisfied.

     In January 1993, GAF Corporation filed an action in the United States District Court in Philadelphia against certain product liability insurers whose policies will or may be called upon to respond to asbestos-related bodily injury claims. This action sought a declaratory judgment against various third-party defendant product liability insurers to the effect that those insurers are obligated to provide coverage for Asbestos Claims. In March 2000, GAF Corporation reached a settlement with the final remaining insurer who was a defendant in GAF Corporation's amended complaint and anticipates that it will dismiss this action.

     In October 1983, GAF Corporation filed a lawsuit in Los Angeles, California Superior Court against its past insurance carriers to obtain a judicial determination that those carriers were obligated to defend and indemnify it for Building Claims. GAF Corporation is seeking declaratory relief as well as compensatory damages. This action is presently in the pre-trial pleading stage. The parties have agreed to hold this action in abeyance until such time as they are better able to evaluate developments as they may occur in the Building Claims. Because this litigation is in the early stages and evidence and interpretations of important legal questions are presently unavailable, it is not possible to predict the future of this litigation.

     In all the Building Claims, GAF Corporation's defense costs have been paid by one of its primary carriers. While GAF Corporation expects that this primary carrier will continue to defend and indemnify GAF Corporation, this primary carrier has reserved its rights to later refuse to defend and indemnify GAF Corporation and to seek reimbursement for some or all of the fees paid to defend and resolve the Building Claims. GAF Corporation believes that it will be able to resolve those cases for amounts within the total indemnity obligations available from this primary carrier.

ENVIRONMENTAL LITIGATION

     We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites, a number of which are in the early stages or have been dormant for protracted periods. We refer to these proceedings and lawsuits below as "Environmental Claims."

     In connection with its formation, BMCA contractually assumed all environmental liabilities of GAF Building Materials Corporation relating to existing plant sites and the business of BMCA as then conducted. The estimates referred to below reflect those environmental liabilities assumed by BMCA and other environmental liabilities of our company. The environmental liabilities of GAF Building Materials Corporation which were not assumed by BMCA, for which G-I Holdings and GAF Building Materials Corporation have agreed to indemnify BMCA, relate primarily to closed manufacturing facilities. G-I Holdings estimates that, as of December 31, 1999, its liability in respect of the environmental liabilities of GAF Building Materials Corporation not assumed by BMCA was approximately $10.5 million, before insurance recoveries reflected on its balance sheet of $8.6 million. BMCA estimates its liability as of December 31, 1999 in respect of assumed and other environmental liabilities is $0.8 million, and expects insurance recoveries reflected on its balance sheet, as discussed below, of $0.8 million. Insurance recoveries reflected on these balance sheets relate to both past expenses and estimated future liabilities. We refer to these recoveries below as "estimated recoveries".

     At most sites, BMCA anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. Although it is difficult to predict the ultimate resolution of these claims, based on BMCA's evaluation of the financial responsibility of the parties involved and their insurers, relevant legal issues and cost sharing arrangements now in place, BMCA estimates that its liability in respect of all Environmental Claims, including certain environmental compliance expenses, will be as discussed above. For information relating to other environmental compliance expenses, see Item 1, "Business--Environmental Compliance."

     After considering the relevant legal issues and other pertinent factors, BMCA believes that it will receive the estimated recoveries and the legal expenses incurred by GAF Corporation on BMCA's behalf. We also believe that recoveries could be well in excess of the estimated recoveries for all Environmental Claims, although there can be no assurances in this regard. BMCA believes it is entitled to substantially full defense and indemnity under its insurance policies for most Environmental Claims, although BMCA's insurers have not affirmed a legal obligation under the policies to provide indemnity for those claims.

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

     We believe that we will not sustain any liability for environmental liabilities of GAF Building Materials Corporation other than those that we have contractually assumed or that relate to the operations of our business. While we cannot predict whether any claims for non-assumed environmental liabilities will be asserted against us or our assets, or the outcome of any litigation relative to those claims, we believe that we have meritorious defenses to those claims. In addition, G-I Holdings and GAF Building Materials Corporation have jointly and severally indemnified us with respect to those claims. G-I Holdings has advised us that it believes it has and will have sufficient resources to enable it to satisfy these indemnification obligations, if any. For the possible consequences to us of the failure of G-I Holdings and GAF Building Materials Corporation to satisfy judgments against them in environmental-related lawsuits or otherwise, see the last paragraph of "--Bodily Injury Claims" above.

OTHER LITIGATION

     Litigation is pending between us and Elk Corporation of Dallas in the United States District Court for the Northern District of Texas relating to certain aspects of our laminated shingles, which Elk claims infringe design and utility patents issued to it. Elk also asserts that we have appropriated the trade dress of Elk's product. Elk seeks injunctive relief, damages and attorneys' fees. We have sued for a declaration that Elk's patents are invalid and unenforceable and that our shingles do not infringe any of Elk's rights, and have sought money damages for Elk's unfair competition. On October 10, 1997, the court issued an opinion holding that Elk's design patent is unenforceable because it was obtained through inequitable conduct. On February 11, 1999, the United States Court of Appeals for the Federal Circuit affirmed the lower court's ruling of enforceability. Elk filed a petition for rehearing on February 25, 1999, which was denied by the court, and subsequently filed a petition for a writ of certiorari in the United States Supreme Court, which also was denied. We believe that we will prevail on Elk's remaining claims in the United States District Court.

     On or about April 29, 1996, an action was commenced in the Circuit Court of Mobile County, Alabama against GAF Building Materials Corporation on behalf of a purported nationwide class of purchasers of, or current owners of, buildings with certain asphalt shingles manufactured by GAF Building Materials Corporation. The action alleged, among other things, that those shingles were defective and sought unspecified damages on behalf of the purported class. On September 25, 1998, we agreed to settle this litigation on a national, class-wide basis for asphalt shingles manufactured between January 1, 1973 and December 31, 1997. Following a fairness hearing, the court granted final approval of the class-wide settlement in April 1999. Under the terms of the settlement, we will provide property owners whose shingles were manufactured during this period and which suffer certain damages during the term of their original warranty period, and who file a qualifying claim, with an opportunity to receive certain limited benefits beyond those already provided in their existing warranty. In October and December 1998, the separate actions commenced in 1997 in the Superior Court of New Jersey, Middlesex County, the Superior Court of New Jersey, Passaic County and the Supreme Court of the State of New York, County of Nassau, and in 1996 in Pointe Coupee Parish, Louisiana, on behalf of purported classes alleging that our shingles were defective and seeking unspecified damages, were stayed pending the outcome of the fairness hearing on the settlement agreement in the Mobile County, Alabama action. The Middlesex County, New Jersey and the Pointe Coupee Parish, Louisiana actions have been dismissed in light of the final approval of the settlement agreement in the Mobile County, Alabama action, and we expect that the remaining two actions also will be dismissed.

     In October 1998, GAF Corporation brought suit in the Superior Court of New Jersey, Middlesex County, on behalf of itself and on our behalf, against certain of its insurers for recovery of the defense costs in connection with the Mobile County, Alabama class action and a declaration that the insurers are obligated to provide indemnification for all damages paid pursuant to the settlement of this class action and for other damages. This action is pending.

                                     * * *

     We believe that the ultimate disposition of the cases described above under "Environmental Litigation," "Asbestos-in-Building Claims" and "Other Litigation" will not, individually or in the aggregate, have a material adverse effect on our liquidity, financial position or results of operations.

TAX CLAIM AGAINST GAF CORPORATION

     On September 15, 1997, GAF Corporation received a notice from the Internal Revenue Service of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P., a partnership in which GAF Fiberglass held an interest. The claim of the IRS for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GAF Corporation incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. GAF Corporation has advised us that it believes that it will prevail in this matter, although we cannot assure you that will be the result. We believe that the ultimate disposition of this matter will not have a material adverse effect on our business, financial position or results of operations. GAF, G-I Holdings and certain subsidiaries of GAF Corporation have agreed to jointly and severally indemnify us against any tax liability associated with the surfactants partnership, for which we would be severally liable, together with GAF Corporation and several current and former subsidiaries of GAF Corporation, should GAF Corporation be unable to satisfy this liability. For the possible consequences to us of the failure of GAF Corporation to satisfy this liability and other information relating to GAF, see the last paragraph of "--Bodily Injury Claims" above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II

ITEM 5. MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     There is no trading market for BMCA's common stock. As of March 24, 2000, there were 14 holders of record of BMCA's Class A common stock and one holder of record of its Class B common stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

ITEM 6. SELECTED FINANCIAL DATA

     See page F-7.

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

     See Index on page F-1 and Financial Statements and Supplementary Data on pages F-9 to F-41.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age, position and other information with respect to the directors and executive officers of BMCA, Building Materials Manufacturing Corporation and Building Materials Investment Corporation. Under the By-laws of each of these companies, each director and executive officer continues in office until that company's next annual meeting of stockholders and until his or her successor is elected and qualified. On July 15, 1998, ISP merged with and into its parent, ISP Holdings Inc., and ISP Holdings changed its name to International Specialty Products Inc. As used in this section, "ISP" refers to both companies.

                                            PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD                AGE   AND FIVE-YEAR EMPLOYMENT HISTORY
-----------------------------------   ---   ----------------------------------------------------------------------
Samuel J. Heyman ..................   61    Mr. Heyman has been a director and Chairman of the Board of BMCA since
  Chairman of the Board and Chief           its formation and Chief Executive Officer of BMCA since July 1999,
  Executive Officer                         which position he also held from June 1996 to January 1999. Mr. Heyman also has been Chief Executive Officer of Building Materials
                                            Manufacturing Corporation and Building Materials Investment
                                            Corporation since July 1999 and has been Chief Executive Officer and
                                            President of GAF Building Materials Corporation since May 1994 and
                                            July 1999, respectively. He has served as a director and Chairman of the Board of ISP since its formation and has held the same offices with GAF Corporation, G-I Holdings and certain of its subsidiaries for more than five years. Mr. Heyman was Chief Executive Officer of ISP from its formation to June 1999. Mr. Heyman is also the Chief
                                            Executive Officer, Manager and General Partner of a number of closely held real estate development companies and partnerships whose investments include commercial real estate and a portfolio of publicly traded securities.

William W. Collins ................   49    Mr. Collins has been President and Chief Operating Officer of BMCA,
  President and Chief Operating             Building Materials Manufacturing Corporation and Building Materials
  Officer                                   Investment Corporation since February 2000 and a director of such companies since July 1999. He was Executive Vice President and Chief
                                            Operating Officer of the same companies from July 1999 to February
                                            2000. Mr. Collins also was Senior Vice President-Marketing and Sales,
                                            Residential Roofing Products of BMCA from November 1997 to July 1999 and held the same position with Building Materials Manufacturing
                                            Corporation and Building Materials Investment Corporation from their formation to July 1999. He was Vice President-Marketing and Sales,
                                            Commercial Roofing Products of BMCA from March 1996 to November 1997,
                                            Vice President-Sales, Commercial of BMCA from December 1995 to March
                                            1996, Director of Insulation, Accessories and Cobra(R) Products of
                                            BMCA from February 1995 to December 1995 and Director of Special
                                            Projects of BMCA from July 1992 to February 1995. Mr. Collins also has been a director of GAF Corporation since July 1999.

William C. Lang ...................   56    Mr. Lang has been a director and Executive Vice President, Chief
  Executive Vice President, Chief           Administrative Officer and Chief Financial Officer of BMCA, Building
  Administrative Officer and Chief          Materials Manufacturing Corporation and Building Materials Investment
  Financial Officer                         Corporation since July 1999. He was Senior Vice President and Chief
                                            Financial Officer of BMCA from April 1997 to July 1999 and held the same position with Building

                                            PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD                AGE   AND FIVE-YEAR EMPLOYMENT HISTORY
-----------------------------------   ---   ----------------------------------------------------------------------
                                            Materials Manufacturing Corporation and Building Materials Investment
                                            Corporation from their formation to July 1999. He was Senior Vice
                                            President and Chief Financial Officer of Duane Reade, a regional drug store chain, from 1993 to 1996.

Richard A. Weinberg ...............   40    Mr. Weinberg has been Executive Vice President, General Counsel and
  Executive Vice President, General         Secretary of BMCA since May 1998 and was Senior Vice President,
  Counsel and Secretary                     General Counsel and Secretary of BMCA from May 1996 to May 1998. He also has been Executive Vice President, General Counsel and Secretary of Building Materials Manufacturing Corporation and Building Materials
                                            Investment Corporation since their formation. He has served as
                                            Executive Vice President, General Counsel and Secretary of GAF
                                            Corporation, G-I Holdings, ISP and certain of their subsidiaries since
                                            May 1998 and was Senior Vice President, General Counsel and Secretary
                                            of these companies from May 1996 to May 1998. He was Vice President and General Counsel of BMCA from September 1994 to May 1996.
                                            Mr. Weinberg also has served as a director of GAF Corporation and certain of its subsidiaries since February 2000 and May 1996, respectively, and of GAF Building Materials Corporation since May
                                            1996.

Kem Scott .........................   51    Mr. Scott has been President and Chief Operating Officer of U.S.
  Senior Vice President and General         Intec, Inc., one of BMCA's subsidiaries, and Senior Vice President and
  Manager, Commercial Roofing               General Manager, Commercial Roofing Products of BMCA since October
  Products, BMCA; President and             1998. He also has been Senior Vice President and General Manager,
  Chief Operating Officer, U.S.             Commercial Roofing Products of Building Materials Manufacturing
  Intec, Inc.                               Corporation and Building Materials Investment Corporation since their formation. From 1973 to October 1998, Mr. Scott held various executive positions with the Carlisle group of companies, a manufacturer of elastomeric roofing systems, including President, Carlisle Syntec Inc.
                                            and most recently from July 1997 to October 1998, President of
                                            Carlisle Europe.

Steven R. Olsen ...................   37    Mr. Olsen has been President and Chief Operating Officer of LL
  President and Chief Operating             Building Products Inc., one of BMCA's subsidiaries, since June 1999
  Officer, LL Building Products             and October 1998, respectively. He was Vice President, Corporate
  Inc.                                      Development and Vice President and General Manager, Accessories and
                                            Specialty Products, of BMCA from May 1997 to October 1998 and also was
                                            Director, Operational Planning of BMCA from December 1993 to May 1997.

Susan B. Yoss .....................   41    Ms. Yoss has been Senior Vice President and Treasurer of BMCA,
  Senior Vice President and                 Building Materials Manufacturing Corporation and Building Materials
  Treasurer                                 Investment Corporation since July 1999 and was Vice President and
                                            Treasurer of the same companies from February 1998 to July 1999. She also has been Senior Vice President and Chief Financial Officer of GAF
                                            Corporation and certain of its subsidiaries and Senior Vice President and Treasurer of ISP and certain of its subsidiaries since July 1999.
                                            She was Vice President and Treasurer of ISP from February 1998 to July
                                            1999. Ms. Yoss was Assistant Treasurer of Joseph E. Seagram & Sons,
                                            Inc., a global beverage and entertainment company, for more than five years until February 1998.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and the four other most highly compensated executive officers of BMCA as of December 31, 1999, together with any person who served as BMCA's Chief Executive Officer in 1999. The salaries and other compensation of Messrs. Heyman and Weinberg and Ms. Yoss for services provided by them to our company are paid by ISP in accordance with a management agreement between ISP and our company. See Note (6) to the table below.

                                                                              LONG TERM
                                                                             COMPENSATION
                                                                      --------------------------
                                                                                    SECURITIES
                                       ANNUAL COMPENSATION            RESTRICTED    UNDERLYING
                                 --------------------------------       STOCK       OPTIONS (O)/        ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR     SALARY        BONUS(1)       AWARDS       SARS(1)           COMPENSATION
-------------------------------- ------   --------       --------     ----------    ------------       ------------
Samuel J. Heyman ...............   1999           (6)            (6)                          (6)                 (6)
  Chairman of the Board and        1998           (6)            (6)                          (6)                 (6)
  Chief Executive Officer          1997           (6)            (6)                          (6)                 (6)

William W. Collins .............   1999   $194,750       $100,000                        5,000(O)       $   15,463(2)
  President and Chief              1998    168,000         69,871                        3,000(O)           14,899(2)
  Operating Officer                1997    148,242         57,497                        8,218(O)           14,509(2)

William C. Lang ................   1999   $242,500       $100,000                        5,000(O)       $   20,871(3)
  Executive Vice President,        1998    207,083         94,145                        4,200(O)           17,465(3)
  Chief Administrative Officer     1997    133,888(3)      87,094(3)                     3,837(O)(3)         5,682(3)
  and Chief Financial Officer

Kem Scott ......................   1999   $230,000       $ 44,027                        1,500(O)       $   11,449(4)
  Senior Vice President and        1998     55,878(4)      25,000(4)                     4,600(O)(4)         1,065(4)
  General Manager, Commercial      1997           (4)            (4)                             (4)              (4)
  Roofing Products, BMCA;
  President and Chief Operating
  Officer, U.S. Intec, Inc.

Steven R. Olsen ................   1999   $156,000       $ 45,409                        1,500(O)       $   12,037(5)
  President and Chief Operating    1998    138,283         45,072                        3,000(O)           14,472(5)
  Officer, LL Building Products    1997    117,161         54,618                        7,246(O)            8,609(5)
  Inc.

Sunil Kumar ....................   1999   $158,325             --                           --          $  610,846(7)
  President and Chief              1998    305,325       $250,000     $2,490,000(7)         --           1,444,887(7)
  Executive Officer(7)             1997    293,550        256,238                        7,609(O)           16,737(7)

------------------
(1) Bonus amounts are payable pursuant to BMCA's Executive Incentive Compensation Program, except that a portion of the bonus amounts paid to Mr. Lang in 1997 and 1998, Mr. Scott in 1999 and to Mr. Olsen in 1997 represented special bonus awards to those executive officers. The options
    (O) relate to shares of redeemable convertible preferred stock of BMCA. See "--Options/SARs".
(2) Included in "All Other Compensation" for Mr. Collins are: $11,450, $11,450 and $11,513, representing BMCA's contribution under the Capital Accumulation Plan for Employees of GAFMC and ISP in 1999, 1998 and 1997, respectively; $2,484, $2,122 and $1,884 for the premiums paid by BMCA for a life insurance policy in 1999, 1998 and 1997, respectively; and $1,529, $1,327 and $1,112 for the premiums paid by BMCA for a long-term disability policy in 1999, 1998 and 1997, respectively. As of December 31, 1999, Mr. Collins was Executive Vice President and Chief Operating Officer of BMCA, a position he held until February 2000. In February 2000, Mr. Collins was elected President and Chief Operating Officer of BMCA.
(3) Included in "All Other Compensation" for Mr. Lang are: $11,700, $11,200 and $2,010, representing BMCA's contribution under the Capital Accumulation Plan for Employees of GAFMC and ISP in 1999, 1998 and 1997, respectively; $7,267, $4,459 and $2,583 for the premiums paid by BMCA for a life

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

    insurance policy in 1999, 1998 and 1997, respectively; and $1,904, $1,806 and $1,089 for the premiums paid by BMCA for a long-term disability policy in 1999, 1998 and 1997, respectively. Mr. Lang commenced employment with us in April 1997.
(4) Included in "All Other Compensation" for Mr. Scott are: $4,632, representing BMCA's contribution under the Capital Accumulation Plan for Employees of GAFMC and ISP in 1999; $5,011 and $626 for the premiums paid by BMCA for a life insurance policy in 1999 and 1998, respectively; and $1,806 and $439 for the premiums paid by BMCA for a long-term disability policy in 1999 and 1998, respectively. Mr. Scott commenced employment with us in October 1998.
(5) Included in "All Other Compensation" for Mr. Olsen are: $10,058, $12,726 and $8,609, representing BMCA's contribution under the Capital Accumulation Plan for Employees of GAFMC and ISP in 1999, 1998 and 1997, respectively; $754 and $660 for the premiums paid by BMCA for a life insurance policy in 1999 and 1998, respectively; and $1,225 and $1,086 for the premiums paid by BMCA for a long-term disability policy in 1999 and 1998, respectively.
(6) The salary and other compensation of Messrs. Heyman and Weinberg and Ms. Yoss are paid by ISP pursuant to our management agreement with ISP, except that BMCA granted to Mr. Weinberg options to purchase 6,453 shares of redeemable convertible preferred stock of BMCA in 1999. See
    "-- Options/SARs." No allocation of compensation for services to BMCA is made pursuant to the management agreement, except that BMCA reimbursed ISP $133,989 under the management agreement in respect of a bonus amount earned by Mr. Weinberg for 1997 in connection with services performed by him for BMCA during that year. In addition, BMCA reimburses ISP, through payment of the management fees payable under the management agreement, for the estimated costs ISP incurs for providing the services of these officers. See
    Item 13, "Certain Relationships and Related Transactions--Management Agreement." As of December 31, 1999, Mr. Heyman was Chairman of the Board, President and Chief Executive Officer of BMCA. He resigned from the position of President in February 2000.
(7) Mr. Kumar resigned as our President and Chief Executive Officer, effective June 30, 1999. Included in "All Other Compensation" for Mr. Kumar are:
    $8,581, $11,450 and $11,450, representing BMCA's contribution under the Capital Accumulation Plan for Employees of GAFMC and ISP in 1999, 1998 and 1997, respectively; $2,736, $3,316 and $3,324 for the premiums paid by BMCA for a life insurance policy in 1999, 1998 and 1997, respectively; and $1,237, $1,963 and $1,963 for the premiums paid by BMCA for a long-term disability policy in 1999, 1998 and 1997, respectively. In connection with the July 1998 merger of ISP Holdings and ISP, all options to purchase shares of redeemable convertible preferred stock of ISP Holdings and stock appreciation rights relating to ISP Holdings common stock, including options and stock appreciation rights held by Mr. Kumar, were cancelled. In consideration for this cancellation, Mr. Kumar was granted 15,000 shares of Class A common stock of BMCA and 15,000 shares of Class B common stock of BMCA (a portion of which were subsequently transferred to trusts for the benefit of Mr. Kumar's children) and, subject to satisfaction of certain future vesting requirements through December 2003 and to his remaining our employee at such vesting periods, Mr. Kumar was entitled to receive cash payments of $5,073,212 in the aggregate. Mr. Kumar received $598,292 and $1,428,158 of these cash payments in 1999 and 1998, respectively. In connection with Mr. Kumar's termination of employment, our obligation to pay the balance of these cash payments was terminated. Included in "Restricted Stock Awards" for 1998 is the value of the common stock granted to Mr. Kumar as of the date of grant. In September 1999, Mr. Kumar and the trusts for the benefit of his children contributed all of their shares of our common stock to our parent, BMCA Holdings Corporation, for equity interests in BMCA Holdings. See Note 5 to Consolidated Financial Statements.

OPTIONS/SARS

     The following table summarizes options to acquire BMCA's redeemable convertible preferred stock granted during 1999 to the executive officers named in the Summary Compensation Table above and the potential realizable value of those options held by those persons. In addition to the grants described below, Mr. Weinberg, our Executive Vice President, General Counsel and Secretary, was granted an option to purchase 6,453 shares of BMCA's redeemable convertible preferred stock. This option represented 7.9% of the total options granted to employees in the fiscal year 1999 and had potential realizable value at a 5% and 10% assumed annual rate of book value appreciation of $309,366 and $761,983, respectively.

                 BMCA PREFERRED STOCK OPTION GRANTS IN 1999(1)

                                                                         POTENTIAL REALIZABLE
                                                                           VALUE AT ASSUMED
                                                                         ANNUAL RATES OF BOOK
                        NUMBER OF SECURITIES    % OF TOTAL OPTIONS        VALUE APPRECIATION
                        UNDERLYING OPTIONS      GRANTED TO EMPLOYEES    ----------------------
NAME                       GRANTED              IN FISCAL 1999             5%          10%
---------------------   --------------------    --------------------    --------    ----------
William W. Collins...           5,000                    6.1%           $239,705    $  590,404
William C. Lang......           5,000                    6.1             239,705       590,404
Kem Scott............           1,500                    1.8              71,911       177,121
Stephen R. Olsen.....           1,500                    1.8              71,911       177,121
Sunil Kumar..........          11,616                   14.3             556,887     1,371,640

------------------
(1) The BMCA preferred stock options represent options to purchase shares of redeemable convertible preferred stock of BMCA. Each share of preferred stock is convertible, at the holder's option, into shares of Class A common stock of BMCA at a formula price based on Book Value (as defined in the option agreement) as of the date of grant. The options vest over five years from the date of grant. Dividends will accrue on the preferred stock from the date of issuance at the rate of 6% per annum. The preferred stock is redeemable, at BMCA's option, for a redemption price equal to the exercise price per share plus accrued and unpaid dividends. The Class A common stock of BMCA issuable upon conversion of the preferred stock is subject to repurchase by BMCA under certain circumstances at a price equal to its then current Book Value. The exercise price of the options is equal to the fair value per share of the preferred stock at the date of grant. The options expire nine years after the date of grant.

   BMCA PREFERRED STOCK OPTIONS/GAF CORPORATION STOCK APPRECIATION RIGHTS AND
                                  OPTIONS/SAR
                    EXERCISE AND VALUES AT DECEMBER 31, 1999

                                                                                            VALUE OF UNEXERCISED
                                                               NUMBER OF SECURITIES           IN-THE-MONEY BMCA
                                                               UNDERLYING UNEXERCISED             PREFERRED
                                                                  BMCA PREFERRED               OPTIONS (O)/GAF
                                                               OPTIONS(O)/GAF CORPORATION        CORPORATION
                            SHARES ACQUIRED                    SARS(S) AT 12/31/99           SARS(S) AT 12/31/99
NAME                        ON EXERCISE       VALUE REALIZED   EXERCISABLE/UNEXERCISABLE(1) EXERCISABLE/UNEXERCISABLE(2)
--------------------------  ---------------   --------------   --------------------------   --------------------------
William W. Collins........          --                 --            4,427/12,691(O)             $90,882/$122,258(O)
William C. Lang...........          --                 --            2,375/10,662(O)                45,769/80,500(O)
Kem Scott.................          --                 --               920/5,180(O)                          0/0(O)
Stephen R. Olsen..........          --                 --             3,858/8,488(O)               72,437/102,099(O)
Sunil Kumar...............       4,358           $113,648                     0/0(O)                           --
                                    --                 --            12,526/5,284(S)                13,254/18,502(S)

------------------
(1) None of the options for 6,453 shares of preferred stock held by Mr. Weinberg were exercisable at December 31, 1999. The stock appreciation rights relating to GAF Corporation common stock represent the right to receive a cash payment based upon the appreciation in value of the specified number of shares of common stock of GAF Corporation over the determined initial book value per share of common stock of GAF Corporation, adjusted for the separation transactions, and interest on such book value at a specified rate. The GAF Corporation stock appreciation rights vest over a five-year period, subject to earlier vesting under certain circumstances, including in connection with a change of control, and have no expiration date.
(2) Options for 12,118, 8,037, 0 and 10,846 shares of preferred stock were in-the-money for Messrs. Collins, Lang, Scott and Olsen, respectively, at December 31, 1999. None of the options for 6,453 shares of preferred stock held by Mr. Weinberg were in-the-money at December 31, 1999.

COMPENSATION OF DIRECTORS

     The directors of BMCA do not receive any compensation for their services as such.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATIONS

     We do not have a separate compensation committee. Compensation decisions are determined by our Board of Directors, each member of which is also one of our executive officers. Mr. Heyman is also a director and executive officer of ISP. See Item 13, "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 24, 2000, approximately 99.4% of our outstanding Class A common stock and all of our outstanding Class B common stock are owned of record by BMCA Holdings Corporation. Approximately 97% of the outstanding capital stock of BMCA Holdings is owned of record by GAF Building Materials Corporation, 1.5% of the outstanding capital stock of BMCA Holdings is owned of record by Sunil Kumar and 1.5% of the outstanding capital stock of BMCA Holdings is owned of record by trusts for the benefit of Mr. Kumar's children. All of the outstanding common stock of GAF Building Materials Corporation is owned of record by GAF Fiberglass Corporation, which is 100%-owned by G Industries. G Industries is 100%-owned by G-I Holdings, which in turn is 100%-owned by GAF Corporation.

     The following table sets forth information with respect to the ownership of BMCA's common stock, as of March 24, 2000, by each other person known to us to own beneficially more than 5% of either class of BMCA's common stock outstanding on that date, by each of our directors and by all of our executive officers and directors as a group.

                                                         AMOUNT AND
                                                         NATURE OF
                              NAME AND ADDRESS OF        BENEFICIAL      PERCENT OF    TOTAL VOTING
TITLE OF CLASS                BENEFICIAL OWNER(1)        OWNERSHIP         CLASS        POWER
-----------------------   ----------------------------   ----------      ----------    ------------
Class A Common Stock...   Samuel J. Heyman               1,015,010(2)         99.4%          98%

                          All directors and executive
                          officers of BMCA as a group
                          (7 persons)                    1,015,010(2)         99.4%          98%

Class B Common Stock...   Samuel J. Heyman                  15,000(2)        100.0%         1.4%

                          All directors and executive
                          officers of BMCA as a group
                          (7 persons)                       15,000(2)        100.0%         1.4%

------------------
(1) The business address for Mr. Heyman is 1361 Alps Road, Wayne, New Jersey 07470.

(2) The number of shares shown as being beneficially owned (as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended) by Mr. Heyman and by all directors and executive officers of BMCA as a group attributes ownership of the shares of BMCA common stock owned by BMCA Holdings Corporation, an indirect 97%-owned subsidiary of GAF Corporation, to Mr. Heyman. As of March 24, 2000, Mr. Heyman beneficially owned (as defined in Rule 13d-3 of the Exchange Act) approximately 99% of the capital stock of GAF Corporation. In addition to Mr. Heyman, as of March 24, 2000, Mr. Kumar beneficially owned 1.5% of each class of common stock of BMCA Holdings Corporation. These shares of BMCA Holdings common stock are held subject to BMCA Holdings' right to acquire them under certain circumstances. Mr. Kumar disclaims beneficial ownership of half of these shares. Mr. Kumar also beneficially owned, as of March 24, 2000, less than 1% of our Class A common stock, subject to our right to acquire the shares under certain circumstances.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENTS

     Pursuant to a management agreement which expires December 31, 2000, International Specialty Products Inc. (of which our Chairman and Chief Executive Officer, Samuel J. Heyman, beneficially owns (as defined in Rule 13d-3 of the Exchange Act) approximately 76%) provides certain general management, administrative, legal, telecommunications, information and facilities services to us, including the use of our headquarters in Wayne, New Jersey. ISP charged us $5.3 million in 1999 for providing these services. These charges consist of management fees and other reimbursable expenses attributable to us, or incurred by ISP for our benefit. They are based on an estimate of the costs ISP incurs to provide such services. Effective January 1, 2000, the term of the management agreement was extended through the end of 2000, and the management fees payable under the agreement were increased. We also allocate a portion of the management fees payable by us under the management agreement to separate lease payments for the use of our headquarters. Based on the services provided by ISP in 1999 under the management agreement, the aggregate amount payable by us to ISP under the management agreement for 2000 is expected to be approximately $6.0 million. Certain of our executive officers receive their compensation from ISP. ISP is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the management agreement.

     As of January 1, 1997, we entered into a separate management agreement with GAF Fiberglass under which we provided certain general management, administrative and financial services to GAF Fiberglass. Under the management agreement, which terminated upon the August 1999 contribution by GAF Fiberglass to us of certain assets, including our Nashville glass fiber manufacturing facility, and certain related liabilities, GAF Fiberglass paid to us approximately $0.7 million as a management fee in 1999.

     Due to the unique nature of the services provided under the management agreements, comparisons with third party arrangements are difficult. However, we believe that the terms of each of the management agreements taken as a whole are no less favorable to us than could be obtained from an unaffiliated third party.

CERTAIN PURCHASES

     We purchase all of our colored roofing granules requirements from ISP under a requirements contract, except for the requirements of our California and Oregon roofing plants and a portion of the requirements of our Indiana roofing plant, which are supplied by a third party. Effective January 1, 1999, this contract was amended to cover, among other things, purchases of colored roofing granules by our subsidiaries. This contract is subject to annual renewal, unless terminated by either party to the agreement. In 1999, BMCA and its subsidiaries purchased in the aggregate approximately $57.3 million of mineral products from ISP.

     Effective August 18, 1999, GAF Fiberglass, in a series of transactions, contributed to us certain assets, including the Nashville glass fiber manufacturing facility, and certain related liabilities. Prior to this contribution, GAF Fiberglass manufactured a significant portion of our glass fiber requirements pursuant to a supply agreement on terms which we believe were at least as favorable to us as could be obtained from an unaffiliated third party. We purchased approximately $19.6 million of glass fiber from GAF Fiberglass in 1999.

TAX SHARING AGREEMENT

     We have entered into a tax sharing agreement dated January 31, 1994 with GAF Corporation and G-I Holdings with respect to the payment of federal income taxes and certain related matters. During the term of the tax sharing agreement, which is effective for the period during which we or any of our domestic subsidiaries is included in a consolidated federal income tax return filed by GAF Corporation, we are obligated to pay G-I Holdings an amount equal to those federal income taxes we would have incurred if we, on behalf of ourselves and our domestic subsidiaries, filed our own federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by us to G-I Holdings in future years, but cannot be carried back. If we ever were to leave the GAF Corporation consolidated tax group, we would be required to pay to G-I Holdings the value of any tax attributes to which we would succeed under the consolidated return regulations to the extent the tax attributes reduced the amounts otherwise payable by us under the tax sharing agreement. Under certain circumstances, the provisions of the tax sharing agreement could result in us having a greater liability under the agreement than we would have had if we and our domestic subsidiaries had filed our own separate federal income tax return. Under the tax sharing agreement, we and each of our domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of GAF Corporation or its subsidiaries for years prior to the adoption of the tax sharing agreement that relate to our business or assets or the business or assets of any of our domestic subsidiaries. Although, as a member of the GAF tax group, we are severally liable for all federal income tax liabilities of the GAF tax group, including tax liabilities not related to our business, G-I Holdings and GAF Corporation have agreed to indemnify us and our subsidiaries for all tax liabilities of the GAF tax group other than tax liabilities arising from our operations and the operations of our domestic subsidiaries and tax liabilities for tax years pre-dating the tax sharing agreement that relate to our business or assets and the business or assets of any of our domestic subsidiaries. See
Item 3, "Legal Proceedings--Bodily Injury Claims." The tax sharing agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the tax sharing agreement, GAF Corporation makes all decisions with respect to all matters relating to taxes of the GAF tax group. The provisions of the tax sharing agreement take into account both the federal income taxes we would have incurred if we filed our own separate federal income tax return and the fact that we are a member of the GAF tax group for federal income tax purposes.

INTERCOMPANY BORROWINGS

     BMCA makes loans to, and borrows from, G-I Holdings and its subsidiaries from time to time at prevailing market rates. No loans were made by BMCA to G-I Holdings during 1999, and no loans were made to BMCA by G-I Holdings and its subsidiaries during 1999. As of December 31, 1999, no loans were owed to BMCA by G-I Holdings, and no loans were owed by BMCA to affiliates. In addition, BMCA makes non-interest bearing advances to affiliates, of which $59.1 million were outstanding at December 31, 1999. In 1999, BMCA made a distribution of $60.0 million to its parent company. See Note 14 to Consolidated Financial Statements.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

     (a)(1) Financial Statements: See Index on page F-1.

     (a)(2) Financial Statement Schedules: See Index on page F-1.

     (a)(3) Exhibits:

EXHIBIT
NUMBER    DESCRIPTION
-------   ---------------------------------------------------------------------
  2.1     -- Reorganization Agreement, dated as of December 31, 1998, by and among BMCA, Building Materials Manufacturing Corporation and Building Materials Investment Corporation (incorporated by reference to Exhibit 2.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-69749) (the "2008 Notes S-4")).
  3.1     -- Amended and Restated Certificate of Incorporation of BMCA.
  3.2     -- By-laws of BMCA (incorporated by reference to Exhibit 3.2 to
             BMCA's Registration Statement on Form S-4 (Registration
             No. 33-81808) (the "Deferred Coupon Note Registration
             Statement")).
  3.3     -- Certificate of Incorporation of Building Materials Manufacturing
             Corporation (incorporated by referenced to Exhibit 3.3 to BMCA's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K")).
  3.4     -- By-laws of Building Materials Manufacturing Corporation
             (incorporated by reference to Exhibit 3.4 to the 1998 Form 10-K).
  3.5     -- Certificate of Incorporation of Building Materials Investment
             Corporation (incorporated by reference to Exhibit 3.5 to the 1998 Form 10-K).
  3.6     -- By-laws of Building Materials Investment Corporation (incorporated by reference to Exhibit 3.6 to the 1998 Form 10-K).
  4.1     -- Indenture, dated as of December 3, 1998, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the 2008 Notes S-4).
  4.2     -- First Supplemental Indenture, dated as of January 1, 1999, to
             Indenture, dated as of December 3, 1998, among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the 2008 Notes S-4).
  4.3     -- Indenture, dated as of December 9, 1996, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration
             No. 333-20859) (the "2006 Notes Registration Statement")).
  4.4     -- Indenture, dated as of October 20, 1997, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration
             No. 333-41531) (the "8% Notes Registration Statement")).
  4.5     -- Indenture, dated as of July 17, 1998, between BMCA and The Bank of
             New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration
             No. 333-60633) (the "2005 Notes S-4")).
  4.6     -- First Supplemental Indenture, dated as of January 1, 1999, to
             Indenture, dated as of December 9, 1996, among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.7 to the 2008 Notes S-4).
  4.7     -- First Supplemental Indenture, dated as of January 1, 1999, to
             Indenture, dated as of October 20, 1997, among BMCA, as issuer, Building Materials Manufacturing Corporation, as co-obligor, Building Materials Investment Corporation, as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.8 to the 2008 Notes S-4).

  4.8     -- First Supplemental Indenture, dated as of January 1, 1999, to
             Indenture, dated as of July 17, 1998, among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.9 to the 2008 Notes S-4).
 10.1     -- Amended and Restated Management Agreement, dated as of January 1,
             1999 (the "Management Agreement"), among GAF, G-I Holdings, G Industries, Merick Inc., GAF Fiberglass, ISP, GAF Building Materials Corporation, GAF Broadcasting Company, Inc., BMCA and ISP Opco Holdings Inc. (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).
 10.2     -- Amendment No. 1 to the Management Agreement (incorporated by reference to Exhibit 10.2 to International Specialty Products Inc. Annual Report on Form 10-K for the year ended December 31, 1999).
 10.3     -- Form of Option Agreement relating to Series A Cumulative
             Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 10.9 to BMCA's Form 10-K for the year ended
             December 31, 1996 (the "1996 Form 10-K")).*
 10.4     -- Forms of Amendment to Option Agreement relating to Series A
             Cumulative Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 10.12 to BMCA's Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).*
 10.5     -- Form of Option Agreement relating to Series A Cumulative
             Redeemable Preferred Stock (incorporated by reference to
             Exhibit 10.13 to the 1997 Form 10-K).*
 10.6     -- BMCA Preferred Stock Option Plan (incorporated by reference to
             Exhibit 4.2 to BMCA's Registration Statement on Form S-8 (Registration No. 333-60589)).*
 10.7     -- Tax Sharing Agreement, dated as of January 31, 1994, among GAF,
             G-I Holdings and BMCA (incorporated by reference to Exhibit 10.6 to the Deferred Coupon Note Registration Statement).
 10.8     -- Reorganization Agreement, dated as of January 31, 1994, among GAF
             Building Materials Corporation, G-I Holdings and BMCA (incorporated by reference to Exhibit 10.9 to the Deferred Coupon Notes Registration Statement).
 21       -- Subsidiaries of BMCA.
 23       -- Consent of Arthur Andersen LLP.
 27.1     -- Financial Data Schedule for fiscal year 1999, which is submitted electronically to the Securities and Exchange Commission for information only.
 27.2     -- Restated Financial Data Schedule for fiscal year 1998, which is submitted electronically to the Securities and Exchange Commission for information only.
 27.3     -- Restated Financial Data Schedule for fiscal year 1997, which is submitted electronically to the Securities and Exchange Commission for information only.

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

                                          BUILDING MATERIALS CORPORATION OF
                                          AMERICA


                                          By:         /s/ WILLIAM C. LANG
                                             ----------------------------------
                                                      William C. Lang
                                              Executive Vice President, Chief
                                                      Administrative
                                            Officer and Chief Financial Officer


Date: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                       TITLE                             DATE
------------------------------------------  ---------------------------------------------   -----------------
           /s/ SAMUEL J. HEYMAN             Chairman of the Board and Chief Executive
------------------------------------------  Officer; Director (Principal Executive             March 30, 2000
             Samuel J. Heyman               Officer)


        /s/ WILLIAM W. COLLINS              President and Chief Operating Officer;             March 30, 2000
------------------------------------------  Director
          William W. Collins


        /s/ WILLIAM C. LANG                 Executive Vice President, Chief
------------------------------------------  Administrative Officer and Chief Financial         March 30, 2000
          William C. Lang                   Officer; Director
                                            (Principal Financial Officer)


           /s/ JAMES T. ESPOSITO            Vice President and Controller                      March 30, 2000
------------------------------------------  (Principal Accounting Officer)
            James T. Esposito

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BUILDING MATERIALS MANUFACTURING
                                          CORPORATION

                                          By:        /s/ WILLIAM C. LANG
                                             ----------------------------------
                                                       William C. Lang
                                              Executive Vice President, Chief
                                                      Administrative
                                            Officer and Chief Financial Officer

Date: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                       TITLE                             DATE
------------------------------------------  ---------------------------------------------   -----------------
           /s/ SAMUEL J. HEYMAN             Chief Executive Officer (Principal Executive       March 30, 2000
------------------------------------------  Officer)
             Samuel J. Heyman


        /s/ WILLIAM W. COLLINS              President and Chief Operating Officer;             March 30, 2000
------------------------------------------  Director
          William W. Collins


          /s/ WILLIAM C. LANG               Executive Vice President, Chief
------------------------------------------  Administrative Officer and Chief Financial         March 30, 2000
          William C. Lang                   Officer; Director
                                            (Principal Financial Officer)


           /s/ JAMES T. ESPOSITO            Vice President and Controller                      March 30, 2000
------------------------------------------  (Principal Accounting Officer)
            James T. Esposito

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BUILDING MATERIALS INVESTMENT
                                          CORPORATION

                                          By:      /s/ WILLIAM C. LANG
                                             -----------------------------------
                                                       William C. Lang
                                              Executive Vice President, Chief
                                                      Administrative
                                            Officer and Chief Financial Officer

Date: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                       TITLE                             DATE
------------------------------------------  ---------------------------------------------   -----------------
           /s/ SAMUEL J. HEYMAN             Chief Executive Officer (Principal Executive       March 30, 2000
------------------------------------------  Officer)
             Samuel J. Heyman


        /s/ WILLIAM W. COLLINS              President and Chief Operating Officer;             March 30, 2000
------------------------------------------  Director
          William W. Collins


          /s/ WILLIAM C. LANG               Executive Vice President, Chief
------------------------------------------  Administrative Officer and Chief Financial         March 30, 2000
          William C. Lang                   Officer; Director
                                            (Principal Financial Officer)


          /s/ BARRY A. CROZIER              Director
------------------------------------------                                                     March 30, 2000
          Barry A. Crozier


         /s/ JAMES T. ESPOSITO               Vice President and Controller                     March 30, 2000
------------------------------------------  (Principal Accounting Officer)
            James T. Esposito

                   BUILDING MATERIALS CORPORATION OF AMERICA
                                   FORM 10-K

          INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS, CONSOLIDATED
                       FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                              PAGE
                                                                                                              ----

Management's Discussion and Analysis of Financial Condition and Results of Operations......................   F-2

Selected Financial Data....................................................................................   F-7

Report of Independent Public Accountants...................................................................   F-8

Consolidated Statements of Operations for the three years ended December 31, 1999..........................   F-9

Consolidated Balance Sheets as of December 31, 1998 and 1999...............................................   F-10

Consolidated Statements of Cash Flows for the three years ended December 31, 1999..........................   F-11

Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1999................   F-13

Notes to Consolidated Financial Statements.................................................................   F-14

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

                   BUILDING MATERIALS CORPORATION OF AMERICA

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Building Materials Corporation of America (the "Company"), an indirect subsidiary of GAF Corporation ("GAF") and G-I Holdings Inc. ("G-I Holdings"), was formed in January 1994 to acquire the operating assets and certain liabilities of GAF Building Materials Corporation ("GAFBMC"), a parent of the Company. See Note 1 to Consolidated Financial Statements.

RESULTS OF OPERATIONS

  1999 Compared With 1998

     The Company recorded net income in 1999 of $24.0 million compared with a net loss of $9.8 million in 1998. The net income in 1999 and the net loss in 1998 included pre-tax nonrecurring charges of $2.7 million ($1.7 million after-tax) and $27.6 million ($17.1 million after-tax), respectively, and after-tax extraordinary losses of $1.3 million and $18.1 million, respectively. Excluding the extraordinary losses and nonrecurring charges in both years, net income would have been $27.0 million in 1999 compared with $25.4 million in 1998, an increase of 6.3%, with the increase primarily attributable to higher operating income and lower interest expense, partially offset by lower investment income.

     Net sales for 1999 were $1,140.0 million, a 4.8% increase over net sales for 1998 of $1,088.0 million. The sales growth was primarily due to the inclusion of the LL Building Products Inc. business, acquired in June 1998, for the full year (see Note 4 to Consolidated Financial Statements), together with net sales gains in premium residential roofing products, partially offset by lower net sales in commercial roofing products. The increase in net sales of premium residential roofing products resulted from higher sales volumes and average selling prices, while the decline in net sales of commercial roofing products resulted from lower average selling prices.

     Operating income, before the impact of nonrecurring charges, for 1999 was $85.7 million, a 14.2% increase over the $75.1 million for 1998 and, as a percentage of sales, improved to 7.5% in 1999 from 6.9% in 1998. The increase in operating income in 1999 was primarily attributable to higher net sales for the Company's premium residential roofing products, the inclusion of the LL Building Products Inc. business, acquired in June 1998, for the full year, and a modest improvement in commercial roofing products, primarily the result of lower selling, general and administrative expenses and manufacturing costs.

     The Company recorded pre-tax nonrecurring charges in 1999 of $2.7 million related to the settlement of a legal matter and, in 1998, $27.6 million, of which $20.0 million related to the settlement of a national class action lawsuit involving asphalt shingles, and $7.6 million related to a grant to the Company's former President and Chief Executive Officer of restricted common stock of the Company and certain cash payments to be made over a specified period of time (substantially all of which was earned) in connection with the termination by an affiliate of preferred stock options and stock appreciation rights held by such officer (see Note 5 to Consolidated Financial Statements).

     Interest expense declined to $48.3 million for 1999 from $50.0 million in 1998, due primarily to a lower average interest rate, partially offset by higher average borrowings. The lower average interest rate resulted primarily from the refinancing of $310 million in aggregate principal amount at maturity of the Company's 11 3/4% Senior Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") with substantially all of the net proceeds from the issuances of $150 million in aggregate principal amount of the Company's 7 3/4% Senior Notes due 2005 (the "2005 Notes"), $155 million in aggregate principal amount of the Company's 8% Senior Notes due 2008 (the "2008 Notes") and a $31.9 million Term Loan (the "Term Loan") in July 1998, December 1998 and August 1999, respectively. In connection with the above refinancing, the Company recorded after-tax extraordinary losses of $1.3 million in 1999 and $18.1 million in 1998 related to premiums paid to repurchase the Deferred Coupon Notes.

     Other income, net, was $5.4 million in 1999 compared with $15.9 million in 1998. The decline was principally due to $10.3 million lower investment income.

  1998 Compared With 1997

     The Company recorded a net loss in 1998 of $9.8 million compared with net income of $27.8 million in 1997. The net loss in 1998 reflected the impact of $27.6 million of pre-tax nonrecurring charges ($17.1 million after-tax) and after-tax extraordinary losses of $18.1 million. Excluding the effect of these charges and losses, the Company's results reflected higher operating and other income, partially offset by increased interest expense.

     Net sales for 1998 were $1,088.0 million, a 15.2% increase over net sales for 1997 of $944.6 million, principally due to increased sales in the residential roofing products and the acquisition of the LL Building Products Inc. business in June 1998 (see Note 4 to Consolidated Financial Statements), partially offset by lower sales in commercial roofing products. The increase in residential roofing sales resulted from higher unit volumes and average selling prices, while the commercial roofing products experienced declines in both unit volumes and average selling prices.

     Operating income, before the impact of the nonrecurring charges, was $75.1 million for 1998, a 2.6% increase over the $73.2 million recorded in 1997. This increase in operating income was primarily attributable to improved gross profit margins due to increased plant capacity utilization and the inclusion of the LL Building Products Inc. business after its acquisition in June 1998. Partially offsetting these improvements were higher distribution costs due to rail carrier service problems in the first nine months of 1998 and higher selling, general and administrative expenses resulting from broader marketing efforts.

     The Company recorded pre-tax nonrecurring charges in 1998 (see Note 5 to Consolidated Financial Statements) aggregating $27.6 million, of which $20.0 million related to the settlement of a national class action lawsuit involving asphalt shingles manufactured between January 1, 1973 and December 31, 1997. Under the terms of the September 1998 settlement, the Company will provide property owners whose GAF shingles were manufactured during this period and which suffer certain damages during the term of their original warranty period, and who file a qualifying claim, with an opportunity to receive certain limited benefits beyond those already provided in their existing warranty. In July 1998, the Company recorded a pre-tax nonrecurring charge of $7.6 million related to a grant to its President and Chief Executive Officer of 30,000 shares of restricted common stock of the Company and related cash payments to be made over a specified period of time (substantially all of which was earned) in connection with the termination by an affiliate of preferred stock options and stock appreciation rights held by such officer.

     Interest expense increased from $43.0 million in 1997 to $50.0 million in 1998, primarily due to higher debt levels, partially offset by a lower average interest rate. The lower average interest rate resulted from the refinancing of $279.7 million in aggregate principal amount at maturity of the Company's Deferred Coupon Notes with substantially all of the net proceeds from the issuances of the 2005 Notes and the 2008 Notes in July and December 1998, respectively. See the discussion below under Liquidity and Financial Condition. In connection with these transactions, the Company recorded after-tax extraordinary losses of $18.1 million related to premiums paid to purchase the Deferred Coupon Notes.

     Other income, net, was $15.9 million in 1998 compared with $15.5 million in 1997, with the improvement due primarily to the absence of a $3.0 million provision recorded in 1997 for estimated obligations related to product warranty claims for a discontinued product, and lower other miscellaneous expenses, partially offset by $4.2 million lower investment income.

LIQUIDITY AND FINANCIAL CONDITION

     Net cash inflow during 1999 was $84.8 million before financing activities, and included $82.5 million of cash generated from operations, the reinvestment of $45.3 million for capital programs, and the generation of $48.2 million from net sales of available-for-sale and held-to-maturity securities and other short-term investments.

     Cash invested in additional working capital (excluding the non-cash leasing transactions described below) totaled $26.2 million during 1999, primarily reflecting increases in accounts receivable and inventories of $11.3 and $14.9 million, respectively, and a decrease in accrued liabilities of $11.3 million (after non-cash transactions), partially offset by a $9.9 million increase in accounts payable. Cash from operating activities also reflected a $48.8 million cash outflow from related party transactions (net of a $60 million distribution to parent company), a $103.6 million cash inflow from net sales of trading securities, a $14.3 million cash outflow for product warranty claims and $10.2 million of cash outflow from a decrease in other assets, other liabilities and other operating activities, including $2.2 million of capitalized software.

     In connection with the construction of two new manufacturing facilities, the Company entered into two leases for certain machinery and equipment to be utilized at the Company's plants under construction in Michigan City, Indiana and Shafter, California, which leases meet the criteria of operating leases under Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases". In connection therewith, at December 31, 1999, property, plant and equipment, net, and accrued liabilities included $65.6 million of assets under such leases. Such amounts will be reversed when the related plants become fully operational, which is expected to occur in 2000. This $65.6 million increase in accrued liabilities was offset by other reductions aggregating $10.4 million.

     Net cash used in financing activities totaled $53.9 million in 1999. The Company generated $5.6 million of proceeds from the sale of the Company's trade receivables and $37.9 million of proceeds from the issuance of long-term debt, including $31.9 million from the Term Loan used to refinance the remaining amount of Deferred Coupon Notes outstanding, $3.5 million from an industrial revenue bond and $1.8 million from a promissory note. Offsetting such cash inflows was $36.0 million of repayments of long-term debt, principally the repurchase of the remaining $29.9 million in aggregate principal amount of the Deferred Coupon Notes, a $60.0 million distribution to parent company, and $2.4 million in financing fees and expenses.

     As a result of the foregoing factors, cash and cash equivalents increased by $31.0 million during 1999 to $56.0 million, excluding $32.0 million of trading and available-for-sale securities and other short-term investments.

     In August 1999, the Company entered into a new three-year bank credit facility (the "Credit Agreement"). The terms of the Credit Agreement provide for a $110 million revolving credit facility, the full amount of which is available for letters of credit, provided that total borrowings and outstanding letters of credit may not exceed $110 million in the aggregate. As of December 31, 1999, $27.1 million of letters of credit and no borrowings were outstanding under the Credit Agreement. Under the terms of the Credit Agreement, the Company is subject to certain financial covenants, including interest coverage and leverage ratios, along with a limitation on the amount of dividends and other restricted payments made to affiliates. As of December 31, 1999, the Company was in compliance with all such covenants.

     Additional borrowings by the Company are subject to certain covenants contained in the indentures relating to the 8 5/8% Senior Notes due 2006, the 8% Senior Notes due 2007, the 2005 Notes, the 2008 Notes (collectively, the "Other Senior Notes"), the Credit Agreement and the Term Loan.

     See Note 10 to Consolidated Financial Statements for further information regarding the debt instruments of the Company.

     Upon its formation on January 31, 1994, the Company assumed the first $204.4 million of GAFBMC's liabilities relating to then-pending cases and previously settled asbestos-related bodily injury cases, all of which were paid as of March 30, 1997. See Item 3, "Legal Proceedings" for further information regarding asbestos-related matters. At December 31, 1999, the Company had total outstanding consolidated indebtedness of $606.9 million, of which $6.1 million matures prior to December 31, 2000, and stockholders' equity of $21.7 million. The Company anticipates funding such obligations principally from its cash and investments, operations and/or borrowings, which may include borrowings from affiliates.

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

     The Company makes loans to, and borrows from, G-I Holdings and its subsidiaries at prevailing market rates. As of December 31, 1999, no loans were owed to the Company by G-I Holdings and no loans were owed by the Company to affiliates. In addition, the Company makes non-interest bearing advances to affiliates, of which $59.1 million were outstanding at December 31, 1999.

     The parent corporations of the Company are essentially holding companies without independent businesses or operations and, as such, are presently dependent upon the earnings and cash flows of their subsidiaries, principally the Company, in order to satisfy their obligations, including asbestos-related and other claims and certain potential tax liabilities including tax liabilities relating to Rhone-Poulenc Surfactants & Specialties, L.P., a Delaware limited partnership which operates, among other businesses, GAF Fiberglass Corporation's ("GFC") former surfactants chemicals business. The parent corporations of the Company are GAF, G-I Holdings, G Industries Corp., GFC, GAFBMC and BMCA Holdings Corporation. GAF has advised the Company that it expects to obtain funds to satisfy such obligations from, among other things, dividends and loans from subsidiaries, principally the Company, payments pursuant to the Tax Sharing Agreement between GAF and the Company and proceeds from insurance recoveries. The indentures relating to the Other Senior Notes, the Credit Agreement and the Term Loan contain restrictions on the amount of dividends, loans and other restricted payments, as defined therein, which may be paid by the Company. As of December 31, 1999, after giving effect to the most restrictive of the aforementioned restrictions, the Company could have paid dividends and other restricted payments of up to $76.1 million. The Company does not believe that the dependence of its parent corporations on the cash flows of their subsidiaries should have a material adverse effect on the operations, liquidity or capital resources of the Company. For further information, see Notes 3, 6, 10, 14 and 15 to Consolidated Financial Statements.

     The Company uses capital resources to maintain existing facilities, expand its operations and make acquisitions. In 2000, the Company expects to complete construction of a new fiberglass roofing mat manufacturing facility in Shafter, California and a new residential roofing shingle manufacturing facility in Michigan City, Indiana. In addition, the Company expects to build a manufacturing facility for a single ply commercial membrane roofing system in 2000. Funding for the Company's capital program is expected to be generated from results of operations and leasing transactions.

     The Company utilizes interest rate swap agreements ("swaps") to lower funding costs, diversify sources of funding and manage interest rate exposure. In June 1998, the Company terminated its outstanding swaps related to its Deferred Coupon Notes with an aggregate ending notional principal amount of $60.0 million, resulting in gains of $0.7 million. The gains were deferred and amortized as a reduction of interest expense over the remaining original life of the swaps. By utilizing swaps, the Company reduced its interest expense by $2.0, $1.9 and $0.2 million in 1997, 1998 and 1999, respectively. See Note 10 to Consolidated Financial Statements.

     The Company does not believe that inflation has had an effect on its results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future, or by the increase in cost of asphalt purchases used in the Company's manufacturing process principally due to rising oil prices.

  Market-Sensitive Instruments and Risk Management

     The Company's investment strategy is to seek returns in excess of money market rates on its available cash while minimizing market risks. There can be no assurance that the Company will be successful in implementing such a strategy. The Company invests primarily in international and domestic arbitrage and securities of companies involved in acquisition or reorganization transactions, including at times, common stock short positions which are offset against long positions in securities which are expected, under certain circumstances, to be exchanged or converted into the short positions. With respect to its equity positions, the Company is exposed to the risk of market loss. See Note 2 to Consolidated Financial Statements.

     The Company enters into financial instruments in the ordinary course of business in order to manage its exposure to market fluctuations on its short-term investments. The financial instruments the Company employs to reduce market risk include hedging instruments. The counterparties to these financial instruments are major financial institutions with high credit standings. The amounts subject to credit risk are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of the Company. The Company controls credit risk through credit approvals, limits and monitoring procedures. The Company does not anticipate nonperformance by counterparties to these instruments.

                                                                                   DECEMBER 31,         DECEMBER 31,
                                                                                       1998                 1999
                                                                                 -----------------    -----------------
                                                                                 NOTIONAL    FAIR     NOTIONAL    FAIR
                                                                                 AMOUNT      VALUE    AMOUNT      VALUE
                                                                                 --------    -----    --------    -----
                                                                                               (MILLIONS)
Equity-related financial instruments..........................................    $178.4      $ 0       $0.9       $ 0

     All of the financial instruments in the above table have a maturity of less than one year. As of December 31, 1999, equity-related financial instruments employed by the Company to reduce market risk include long contracts valued at $0.9 million, which are marked-to-market each month, with unrealized gains and losses included in results of operations. As such, there is no economic cost at December 31, 1999 to terminate these instruments and therefore the fair market value is zero.

  Year 2000 Compliance

     During 1999, the Company completed a formal year 2000 program (the "Year 2000 Program") to address the potential issues relating to the inability of some of its information technology ("IT") and non-IT equipment, including embedded technology, to accurately read and process certain dates, including dates in the year 2000 and afterwards (the "Year 2000 Issues"). As part of the Year 2000 Program, the Company also requested information on the Year 2000 Issues of third parties significant to the Company's business and, accordingly, developed contingency plans to minimize the impact of Year 2000 Issues on its business. The costs to complete the Year 2000 Program were not material to the Company's financial position or results of operations. To date, the Company has not experienced any significant consequences related to Year 2000 Issues, and the Company reasonably believes that potential undiscovered Year 2000 Issues will not have a material effect on its business, financial condition or results of operations.

                                    *  *  *

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the Exchange Act. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. The Company's operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                            SELECTED FINANCIAL DATA

     The following table presents the selected consolidated financial data of the Company. As of January 1, 1997, G-I Holdings contributed all of the capital stock of U.S. Intec, Inc. ("U.S. Intec") to BMCA. Accordingly, the Company's historical consolidated financial statements include U.S. Intec's results of operations from the date of its acquisition by G-I Holdings (October 20, 1995), including sales of $21.8 and $99.0 million for the years ended December 31, 1995 and 1996, respectively, and net income (loss) of $(0.5) and $1.3 million, respectively. See Note 1 to Consolidated Financial Statements. The results for the year ended December 31, 1997 include the results of the Leatherback Industries business from the date of its acquisition (March 14, 1997), including sales of $30.2 million. The results for the year ended December 31, 1998 include the results of the LL Building Products Inc. business from the date of its acquisition (June 1, 1998), including net sales of $53.3 million.

                                                                             YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                 1995      1996      1997       1998        1999
                                                                 ----      ----      ----       ----        ----
                                                                                    (MILLIONS)
Operating Data:
  Net sales..................................................   $687.2    $852.0    $944.6    $1,088.0    $1,140.0
  Operating income...........................................     45.9      61.4      73.2        47.5*       83.1*
  Interest expense...........................................     24.8      32.0      43.0        50.0        48.3
  Income before income taxes and extraordinary losses........     16.5      27.9      45.7        13.5        40.2
  Income before extraordinary losses.........................     10.1      17.1      27.8         8.4        25.3
  Net income (loss)..........................................     10.1      17.1      27.8        (9.8)       24.0

------------------
* After nonrecurring charges of $27.6 and $2.7 million in 1998 and 1999, respectively.

                                                                                   DECEMBER 31,
                                                                --------------------------------------------------
                                                                 1995      1996      1997       1998        1999
                                                                 ----      ----      ----       ----        ----
                                                                                    (MILLIONS)
Balance Sheet Data:
  Total working capital......................................   $ 54.6    $247.3    $283.1    $  220.1    $  109.9
  Total assets...............................................    560.5     702.0     829.7       867.0       895.1
  Long-term debt less current maturities.....................    310.3     405.7     563.9       596.9       600.7
  Total stockholders' equity.................................     15.8     143.2      89.5        52.2        21.7

                                                                             YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                 1995      1996      1997       1998        1999
                                                                 ----      ----      ----       ----        ----
                                                                                    (MILLIONS)
Other Data:
  Depreciation...............................................   $ 20.3    $ 23.9    $ 25.0    $   28.9    $   33.0
  Goodwill amortization......................................      1.2       1.7       1.9         2.1         2.0
  Capital expenditures and acquisitions......................     54.1      25.6      82.2       134.5        45.8

                   BUILDING MATERIALS CORPORATION OF AMERICA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Building Materials Corporation of America:

     We have audited the accompanying consolidated balance sheets of Building Materials Corporation of America (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above, appearing on pages F-9 to F-40 of this Form 10-K, present fairly, in all material respects, the financial position of Building Materials Corporation of America and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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

Roseland, New Jersey
February 24, 2000

                   BUILDING MATERIALS CORPORATION OF AMERICA
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                               1997         1998          1999
                                                                             --------    ----------    ----------
                                                                                         (THOUSANDS)
Net sales.................................................................   $944,629    $1,087,957    $1,140,039
                                                                             --------    ----------    ----------
Costs and expenses:
  Cost of products sold...................................................    682,855       774,339       812,697
  Selling, general and administrative.....................................    186,653       236,416       239,560
  Goodwill amortization...................................................      1,891         2,111         2,034
  Nonrecurring charges....................................................         --        27,563         2,650
                                                                             --------    ----------    ----------
     Total costs and expenses.............................................    871,399     1,040,429     1,056,941
                                                                             --------    ----------    ----------
Operating income..........................................................     73,230        47,528        83,098
Interest expense..........................................................    (43,042)      (49,954)      (48,317)
Other income, net.........................................................     15,462        15,895         5,440
                                                                             --------    ----------    ----------
Income before income taxes and extraordinary losses.......................     45,650        13,469        40,221
Income taxes..............................................................    (17,803)       (5,118)      (14,882)
                                                                             --------    ----------    ----------
Income before extraordinary losses........................................     27,847         8,351        25,339
Extraordinary losses, net of income tax benefits of $11,101 and $761,
  respectively............................................................         --       (18,113)       (1,296)
                                                                             --------    ----------    ----------
Net income (loss).........................................................   $ 27,847    $   (9,762)   $   24,043
                                                                             --------    ----------    ----------
                                                                             --------    ----------    ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA
                          CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1998        1999
                                                                                             --------    --------
                                                                                                 (THOUSANDS)
                                          ASSETS
Current Assets:
  Cash and cash equivalents...............................................................   $ 24,989    $ 55,952
  Investments in trading securities.......................................................     95,134         687
  Investments in available-for-sale securities............................................     56,461      29,702
  Investments in held-to-maturity securities..............................................      6,358          --
  Other short-term investments............................................................     22,671       1,590
  Accounts receivable, trade, less reserve of $4,035 and $4,019, respectively.............     24,249      22,938
  Accounts receivable, other..............................................................     55,912      62,892
  Receivable from related parties.........................................................        860      59,132
  Inventories.............................................................................     93,703     108,615
  Other current assets....................................................................      4,866       4,239
                                                                                             --------    --------
    Total Current Assets..................................................................    385,203     345,747
Property, plant and equipment, net........................................................    332,348     410,703
Excess of cost over net assets of businesses acquired, net of accumulated amortization of
  $10,891 and $12,925, respectively.......................................................     72,093      70,408
Deferred income tax benefits..............................................................     58,974      45,561
Other assets..............................................................................     18,410      22,693
                                                                                             --------    --------
Total Assets..............................................................................   $867,028    $895,112
                                                                                             --------    --------
                                                                                             --------    --------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt....................................................   $  4,273    $  6,149
  Accounts payable........................................................................     74,417      84,334
  Payable to related party................................................................      5,545      15,024
  Accrued liabilities.....................................................................     60,665     115,828
  Reserve for product warranty claims.....................................................     20,239      14,500
                                                                                             --------    --------
    Total Current Liabilities.............................................................    165,139     235,835
                                                                                             --------    --------
Long-term debt less current maturities....................................................    596,913     600,745
                                                                                             --------    --------
Reserve for product warranty claims.......................................................     28,393      19,814
                                                                                             --------    --------
Other liabilities.........................................................................     24,366      17,029
                                                                                             --------    --------
Commitments and Contingencies.............................................................
Stockholders' Equity:.....................................................................
  Series A Cumulative Redeemable Convertible Preferred Stock, $.01 par value per share;
    200,000 and 400,000 shares authorized, respectively; no shares issued.................         --          --
  Class A Common Stock, $.001 par value per share; 1,300,000 shares authorized: 1,015,010
    and 1,019,621 shares issued and outstanding, respectively.............................          1           1
  Class B Common Stock, $.001 par value per share; 100,000 shares authorized; 15,000
    shares issued and outstanding.........................................................         --          --
Additional paid-in capital................................................................     94,189      40,632
Accumulated deficit.......................................................................    (22,089)         --
Accumulated other comprehensive loss......................................................    (19,884)    (18,944)
                                                                                             --------    --------
  Total Stockholders' Equity..............................................................     52,217      21,689
                                                                                             --------    --------
Total Liabilities and Stockholders' Equity................................................   $867,028    $895,112
                                                                                             --------    --------
                                                                                             --------    --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                1997         1998         1999
                                                                              ---------    ---------    ---------
                                                                                          (THOUSANDS)
Cash and cash equivalents, beginning of year...............................   $ 124,560    $  12,924    $  24,989
                                                                              ---------    ---------    ---------
Cash provided by (used in) operating activities:
  Net income (loss)........................................................      27,847       (9,762)      24,043
  Adjustments to reconcile net income (loss) to net cash provided by (used
     in) operating activities:
     Extraordinary losses..................................................          --       18,113        1,296
     Depreciation..........................................................      25,049       28,935       32,986
     Goodwill and other amortization.......................................       1,891        2,312        2,675
     Deferred income taxes.................................................      17,524        4,538       14,132
     Noncash interest charges..............................................      27,222       23,877        3,321
  (Increase) decrease in working capital items.............................      17,788      (15,962)     (26,200)
  Increase (decrease) in product warranty claims...........................      (6,688)      11,651      (14,318)
  Purchases of trading securities..........................................    (123,483)    (189,197)    (139,522)
  Proceeds from sales of trading securities................................      55,378      124,931      243,097
  (Increase) decrease in other assets......................................       1,773          282       (4,501)
  Increase (decrease) in other liabilities.................................      (2,482)       3,267       (2,335)
  Change in net receivable from/payable to related parties.................     (40,237)      42,635      (48,793)
  Other, net...............................................................      (7,434)      11,272       (3,404)
                                                                              ---------    ---------    ---------
Net cash provided by (used in) operating activities........................      (5,852)      56,892       82,477
                                                                              ---------    ---------    ---------
Cash provided by (used in) investing activities:
  Capital expenditures.....................................................     (51,297)     (75,334)     (45,322)
  Acquisitions.............................................................     (30,861)     (59,187)        (515)
  Proceeds from sale of assets.............................................          --       29,019           --
  Purchases of available-for-sale securities...............................    (223,804)     (89,324)     (76,048)
  Purchases of held-to-maturity securities.................................      (4,591)      (6,357)      (2,349)
  Proceeds from sales of available-for-sale securities.....................     173,547      170,055       97,400
  Proceeds from held-to-maturity securities................................      11,361          499        7,758
  Proceeds from sales of other short-term investments......................          --           --       21,421
                                                                              ---------    ---------    ---------
Net cash provided by (used in) investing activities........................    (125,645)     (30,629)       2,345
                                                                              ---------    ---------    ---------
Cash provided by (used in) financing activities:
  Proceeds (repayments) from sale of accounts receivable...................     (35,332)      30,578        5,640
  Increase (decrease) in short-term debt...................................      26,944      (26,944)          --
  (Increase) decrease in loan receivable from related party................      (6,152)       6,152           --
  Proceeds from issuance of long-term debt.................................      99,916      304,019       37,943
  Increase (decrease) in borrowings under revolving credit facility........      34,000      (34,000)          --
  Repayments of long-term debt.............................................      (3,521)    (287,904)     (35,954)
  Distributions to parent company..........................................     (91,000)          --      (60,000)
  Proceeds from issuance of common stock...................................          --           --          870
  Payments of asbestos claims..............................................      (3,062)          --           --
  Financing fees and expenses..............................................      (1,932)      (6,099)      (2,358)
                                                                              ---------    ---------    ---------
Net cash provided by (used in) financing activities........................      19,861      (14,198)     (53,859)
                                                                              ---------    ---------    ---------
Net change in cash and cash equivalents....................................    (111,636)      12,065       30,963
                                                                              ---------    ---------    ---------
Cash and cash equivalents, end of year.....................................   $  12,924    $  24,989    $  55,952
                                                                              ---------    ---------    ---------
                                                                              ---------    ---------    ---------

                   BUILDING MATERIALS CORPORATION OF AMERICA
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                1997         1998         1999
                                                                              ---------    ---------    ---------
                                                                                          (THOUSANDS)
Supplemental Cash Flow Information:
  Effect on cash from (increase) decrease in working capital items*:
     Accounts receivable...................................................   $   7,785    $ (40,467)   $ (11,309)
     Inventories...........................................................       8,108      (10,707)     (14,912)
     Other current assets..................................................      (2,849)       2,032        1,423
     Accounts payable......................................................       9,989       10,062        9,917
     Accrued liabilities...................................................      (5,245)      23,118      (11,319)
                                                                              ---------    ---------    ---------
Net effect on cash from (increase) decrease in working capital items.......   $  17,788    $ (15,962)   $ (26,200)
                                                                              ---------    ---------    ---------
                                                                              ---------    ---------    ---------
Cash paid during the period for:
  Interest (net of amount capitalized).....................................   $  14,259    $  19,994    $  44,109
  Income taxes (including taxes paid pursuant to the Tax Sharing
     Agreement)............................................................         346        1,174        1,250
  Acquisition of Leatherback Industries business, net of $8 cash acquired:
     Fair market value of assets acquired..................................   $  27,167
     Purchase price of acquisition.........................................      25,531
                                                                              ---------
     Liabilities assumed...................................................   $   1,636
                                                                              ---------
                                                                              ---------
  Acquisition of LL Building Products Inc. business:
     Fair market value of assets acquired..................................                $  59,318
     Purchase price of acquisition.........................................                   43,468
                                                                                           ---------
     Liabilities assumed...................................................                $  15,850
                                                                                           ---------
                                                                                           ---------

------------------

* Working capital items exclude cash and cash equivalents, short-term investments, short-term debt and net receivables from/payables to related parties. Working capital acquired in connection with acquisitions is reflected in "Acquisitions". The effects of reclassifications between noncurrent and current assets and liabilities are excluded from the amounts shown above. In addition, the increase in receivables shown above does not reflect the cash proceeds from the sale of certain of the Company's receivables (see Note 7); such proceeds are reflected in cash from financing activities. See Note 1 for a description of the non-cash contribution of certain assets, including the glass fiber manufacturing facility located in Nashville, Tennessee, and certain related liabilities. See Note 5 for a description of non-cash capital contributions. See Note 9 for a description of non-cash leasing transactions.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                               CAPITAL
                                                              STOCK AND    ACCUMULATED
                                                              ADDITIONAL      OTHER
                                                               PAID-IN     COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE
                                                               CAPITAL     INCOME (LOSS)    DEFICIT      INCOME (LOSS)
                                                              ----------   -------------   -----------   -------------
                                                                            (THOUSANDS)
Balance, December 31, 1996..................................   $182,700      $     711      $ (40,174)
  Comprehensive income--year ended December 31, 1997:
    Net income..............................................         --             --         27,847      $  27,847
                                                                                                           ---------
    Other comprehensive income, net of tax:
    Unrealized holding gains arising during the period, net
       of income taxes of $5,043............................         --          7,886             --          7,886
    Less: Reclassification adjustment for losses included in
       net income, net of income tax effect of $1,548.......         --         (2,422)            --         (2,422)
                                                                             ---------                     ---------
    Change in unrealized gains on available-for-sale
       securities...........................................         --         10,308             --         10,308
    Minimum pension liability adjustment....................         --           (848)            --           (848)
                                                                                                           ---------
  Comprehensive income......................................                                               $  37,307
                                                                                                           ---------
                                                                                                           ---------
  Distributions to parent company...........................    (91,000)            --             --
                                                               --------      ---------      ---------
Balance, December 31, 1997..................................   $ 91,700      $  10,171      $ (12,327)
  Comprehensive loss--year ended December 31, 1998:
    Net loss................................................         --             --         (9,762)     $  (9,762)
                                                                                                           ---------
    Other comprehensive income, net of tax:
    Unrealized holding losses arising during the period, net
       of income tax benefit of $10,409.....................         --        (16,504)            --        (16,504)
    Less: Reclassification adjustment for gains included in
       net loss, net of income tax effect of $7,064.........         --         11,526             --         11,526
                                                                             ---------                     ---------
    Change in unrealized losses on available-for-sale
       securities...........................................         --        (28,030)            --        (28,030)
    Minimum pension liability adjustment....................         --         (2,025)            --         (2,025)
                                                                                                           ---------
  Comprehensive loss........................................                                               $ (39,817)
                                                                                                           ---------
                                                                                                           ---------
  Issuance of 30,000 shares of restricted common stock......      2,490             --             --
                                                               --------      ---------      ---------
Balance, December 31, 1998..................................   $ 94,190      $ (19,884)     $ (22,089)
  Comprehensive income-year ended December 31, 1999:
    Net income..............................................         --             --         24,043      $  24,043
                                                                                                           ---------
    Other comprehensive income, net of tax:
    Unrealized holding gains arising during the period, net
       of income taxes of $1,270............................         --          1,424             --          1,424
    Less: Reclassification adjustment for gains included in
       net income, net of income tax effect
       of $1,227............................................         --          2,089             --          2,089
                                                                             ---------                     ---------
    Change in unrealized losses on available-for-sale
       securities...........................................         --           (665)            --           (665)
    Minimum pension liability adjustment....................         --          1,605             --          1,605
                                                                                                           ---------
  Comprehensive income......................................                                               $  24,983
                                                                                                           ---------
                                                                                                           ---------
  Distributions to parent company...........................    (58,046)            --         (1,954)
  Capital contributions.....................................      3,619             --             --
  Exercise of stock options.................................        870             --             --
                                                               --------      ---------      ---------
Balance, December 31, 1999..................................   $ 40,633      $ (18,944)     $      --
                                                               --------      ---------      ---------
                                                               --------      ---------      ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Building Materials Corporation of America (the "Company") was formed on January 31, 1994 and is a 99.6%-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a 97%-owned subsidiary of GAF Building Materials Corporation ("GAFBMC"), which is a wholly-owned subsidiary of GAF Fiberglass Corporation ("GFC"), which is a wholly-owned subsidiary of G Industries Corp. ("G Industries"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"), which is a wholly-owned subsidiary of GAF Corporation ("GAF").

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

     In October 1995, G-I Holdings acquired all of the outstanding shares of U.S. Intec, Inc. ("U.S. Intec"), which manufactures commercial roofing products, for a purchase price of $27.5 million and assumed $35.0 million of U. S. Intec's indebtedness. As of January 1, 1997, U.S. Intec became a wholly-owned subsidiary of the Company through a capital contribution to the Company by G-I Holdings. Accordingly, the Company's historical consolidated financial statements include U.S. Intec's results of operations and cash flows from the date of its acquisition by G-I Holdings (October 20, 1995). The Company recorded the assets and liabilities of U.S. Intec at G-I Holdings' purchase accounting basis.

     On January 1, 1997, GAF effected a series of transactions involving its subsidiaries (the "Separation Transactions") that resulted in, among other things, (i) the approximately 83.5% of the issued and outstanding common stock of International Specialty Products Inc. ("ISP"), an affiliate, owned by a subsidiary of GAF, being distributed to ISP Holdings Inc., a subsidiary of GAF, and the capital stock of ISP Holdings being distributed to the stockholders of GAF, (ii) the Company's glass fiber manufacturing facility in Nashville, Tennessee (the "Nashville facility"), and certain related assets and liabilities, being transferred to GAF Fiberglass Corporation ("GFC"),
(iii) U.S. Intec becoming a subsidiary of the Company and (iv) G-I Holdings making a contribution to the Company in December 1996 of $82.5 million in cash and short-term investments. As a result of the Separation Transactions, ISP Holdings and ISP are no longer direct or indirect subsidiaries of GAF, while the Company and GFC have remained subsidiaries of GAF. On July 15, 1998, ISP merged with and into ISP Holdings and ISP Holdings changed its name to International Specialty Products Inc. The Company recorded the transfer of the Nashville facility as a distribution to its indirect parent, G-I Holdings, at its net book value. G-I Holdings then made a capital contribution to GFC equal to such net book value.

     Effective August 18, 1999, GFC, in a series of transactions, contributed certain assets, including the Nashville facility, and certain related liabilities to the Company. Accordingly, the Company's historical consolidated financial statements for 1997 and 1998 have been restated to include the results of operations, cash flows and assets and liabilities of the Nashville facility. The Nashville facility was included in the Company's financial statements prior to 1997. For financial reporting purposes, the contribution of the Nashville facility was recorded by the Company at the historical cost of $9.3 million. The increase in net income resulting from the contribution of the Nashville facility for the years ended December 31, 1997 and 1998 was $1.7 and $0.8 million, respectively.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 1. FORMATION OF THE COMPANY--(CONTINUED)

     The parent corporations of the Company are GAF, G-I Holdings, G Industries, GFC, GAFBMC and BHC. As a result of the Separation Transactions, dividends from ISP are not available to GAF and G-I Holdings, and loans from ISP to GAF, G-I Holdings and the Company are prohibited by certain of ISP's debt instruments.

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

  Short-term Investments

     For securities classified as "trading" (including short positions), unrealized gains and losses are reflected in income. For securities classified as "available-for-sale," unrealized gains and losses, net of income tax effect, are included in a separate component of stockholders' equity, "Accumulated other comprehensive loss," and were $(16.9) and $(17.6) million as of December 31, 1998 and 1999, respectively. Investments classified as "held-to-maturity" securities are carried at amortized cost in the Consolidated Balance Sheets.

     "Other income, net" includes $26.4, $21.5 and $12.8 million of net realized and unrealized gains on securities in 1997, 1998 and 1999, respectively. The determination of cost in computing realized gains and losses is based on the specific identification method.

     As of December 31, 1998 and 1999, the market value of the Company's equity securities held long was $172.5 and $30.5 million, respectively, and the Company had $144.1 and $1.5 million, respectively, of short positions in common stocks, based on market value. As of December 31, 1998 and 1999, the market value of the Company's held-to-maturity securities was $6.4 million and $0, respectively. The Company enters into equity-related financial instruments with off-balance-sheet risk as a means to manage its exposure to market fluctuations on its short-term investments. As of December 31, 1998 and 1999, the market value of equity-related short contracts was $143.2 million and $0, respectively, while the value of equity-related long contracts was $35.2 and $0.9 million, respectively, both of which are marked-to-market each month, with unrealized gains and losses included in results of operations. The market values referred to above are based on quotations as reported by various stock exchanges and major broker-dealers. With respect to its investments in securities, the Company is exposed to the risk of market loss.

     "Other short-term investments" are investments in limited partnerships which are accounted for by the equity method. Gains and losses are reflected in "Other income, net." Liquidation of partnership interests generally require a 30 to 45 day notice period.

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

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method based on the estimated economic lives of the assets. The Company uses an economic life of 5-25 years for land improvements, 10-40 years for buildings and building equipment and 3-20 years for machinery and equipment, which includes furniture and fixtures. Certain interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment.

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

  Software Development Costs

     Included in other assets at December 31, 1998 and 1999 were $1.7 and $3.3 million, respectively, of capitalized software development costs. Such costs are amortized over a 5 year period. For 1998 and 1999, the Company amortized $0.2 and $0.6 million, respectively, related to such costs.

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

  Research and Development

     Research and development expenses are charged to operations as incurred and were $5.4, $6.0 and $6.5 million in 1997, 1998 and 1999, respectively.

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

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

  Environmental Liability

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. The Company estimates that its liability in respect of such environmental matters, and certain other environmental compliance expenses, as of December 31, 1999, is $0.8 million, before reduction for insurance recoveries reflected on its balance sheet of $0.8 million. The Company's liability is reflected on an undiscounted basis. See Item 3, "Legal Proceedings--Environmental Litigation," which is incorporated herein by reference, for further discussion with respect to environmental liabilities and estimated insurance recoveries.

  Accumulated Other Comprehensive Income

     In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in annual and interim financial statements. In the Company's case, comprehensive income includes net income, unrealized gains and losses from investments in available-for-sale securities, net of income tax effect, and minimum pension liability adjustments. The Company has chosen to disclose comprehensive income in the Consolidated Statements of Stockholders' Equity.

     Changes in the components of "Accumulated other comprehensive income
(loss)" for the years 1997, 1998 and 1999 are as follows:

                                                            UNREALIZED GAINS       MINIMUM      ACCUMULATED
                                                             (LOSSES) ON           PENSION         OTHER
                                                            AVAILABLE-FOR-SALE    LIABILITY     COMPREHENSIVE
                                                             SECURITIES           ADJUSTMENT    INCOME (LOSS)
                                                            ------------------    ----------    -------------
                                                                               (THOUSANDS)
Balance, December 31, 1996...............................        $    794          $    (83)      $     711
Change for the year 1997.................................          10,308              (848)          9,460
                                                                 --------          --------       ---------
Balance, December 31, 1997...............................        $ 11,102          $   (931)      $  10,171
Change for the year 1998.................................         (28,030)           (2,025)        (30,055)
                                                                 --------          --------       ---------
Balance, December 31, 1998...............................        $(16,928)         $ (2,956)      $ (19,884)
Change for the year 1999.................................            (665)            1,605             940
                                                                 --------          --------       ---------
Balance, December 31, 1999...............................        $(17,593)         $ (1,351)      $ (18,944)
                                                                 --------          --------       ---------
                                                                 --------          --------       ---------

  New Accounting Standard

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

     SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, but may be adopted earlier. The Company has not yet determined the effect of adoption of SFAS No. 133 and has not determined the timing or method of adoption of the statement.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Reclassifications

     Certain reclassifications have been made to conform to current year presentation.

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

     GAF has advised the Company that, as of December 31, 1999, it is defending approximately 115,000 pending alleged Asbestos Claims, having received notice of approximately 43,100 new Asbestos Claims during 1999. GAF has advised that the Center for Claims Resolution ("CCR"), a non-profit organization set up to administer and handle asbestos-related personal injury claims against the participating companies and in which GAF was a member, terminated GAF's membership, effective January 17, 2000. GAF has advised the CCR that such termination was unauthorized and that it intends to take appropriate measures to protect its rights to pursue claims against the CCR and its member companies arising out of this improper termination and for other improper actions. Currently, the disputes between GAF and the CCR are the subject of pending Alternative Dispute Proceedings.

     GAF has confirmed that it has experienced a significant increase in the rate of new Asbestos Claims, principally involving claimants without any asbestos-related impairment, and amounts demanded to settle these claims. GAF anticipates that these trends could well continue for the foreseeable future, and that the percentage of Asbestos Claims filed by individuals with no physical impairment will remain high. GAF has advised that it expects an increasingly adverse litigation environment in particular jurisdictions. GAF believes that these trends and the CCR's termination of GAF's membership resulted from, or were induced by, in no small part, retaliatory actions taken by asbestos lawyers against GAF in connection with GAF's active support of proposed legislation currently pending in Congress to address the national asbestos litigation crisis.

     GAF has stated that it is committed to effecting a comprehensive resolution of Asbestos Claims and that it is exploring options to accomplish such resolution, including the support of the proposed Congressional legislation, but there can be no assurance that these efforts will be successful.

     The Company believes that it will not sustain any additional liability in connection with asbestos-related claims. While the Company cannot predict whether any asbestos-related claims will be asserted against it or its assets or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that could be so asserted. In addition, G-I Holdings and GAFBMC have jointly and severally indemnified the Company with respect to asbestos-related claims, and G-I Holdings has advised the Company that it believes it has and will have sufficient resources to enable it to satisfy any indemnification obligations. However, GAF has advised the Company that depending upon whether the trends described above continue, whether other retaliatory actions are taken, the ultimate resolution of the disputes between GAF and the CCR, and whether the proposed legislation currently pending in Congress is enacted into law, its financial condition could be materially adversely affected by one or more of these factors. Should GAF or GAFBMC be unable to satisfy judgments against it in asbestos-related lawsuits, its judgment creditors might seek to enforce their judgments against the assets of GAF, including its holdings of G-I Holdings common stock, or GAFBMC, including its holdings of the Company's common stock. This enforcement could result in a change of control with respect to the Company. See Notes 10 and 15 regarding the Company's debt instruments and facilities and contingencies.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 3. RESERVE FOR ASBESTOS-RELATED BODILY INJURY CLAIMS--(CONTINUED)

     For a further discussion with respect to the history of the foregoing litigation and asbestos-related matters, see Item 3, "Legal Proceedings," which is incorporated herein by reference.

NOTE 4. ACQUISITIONS AND DISPOSITION

     On March 14, 1997, the Company acquired the assets of the Leatherback Industries division of Hollinee Corporation, which is engaged in the manufacture and sale of asphalt-saturated felts and other felt and construction paper products. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair values of the identifiable net assets acquired, and the excess was recorded as goodwill. The results of the Leatherback business, including net sales of $30.2 million for 1997, are included from the date of acquisition. The net effects of this acquisition were not material to 1997 results of operations.

     Effective June 1, 1998, the Company purchased for approximately $43.5 million substantially all of the assets of Leslie-Locke Inc. ("LL Building Products Inc."), a wholly-owned subsidiary of Leslie Building Products Inc., which manufactures and markets a variety of specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries from manufacturing facilities in Burgaw, North Carolina and Compton, California. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair values of the identifiable net assets acquired, and the excess was recorded as goodwill. The results of the LL Building Products Inc. business, including net sales of $53.3 million for 1998, are included from the date of acquisition. The net effects of this acquisition were not material to 1998 results of operations.

     Effective December 1, 1998, the Company sold its perlite insulation manufacturing assets to Johns Manville Corporation for net cash proceeds of approximately $29.0 million. The pre-tax gain as a result of this sale was not significant to the Company's results of operations. In addition, as part of the transaction, Johns Manville and the Company entered into a long-term agreement to supply the Company with perlite insulation products, which will enable the Company to continue to serve its commercial roofing customers. As a result, the sale did not have a material impact on the Company's results of operations.

NOTE 5. NONRECURRING CHARGES

     The Company recorded pre-tax nonrecurring charges in the third quarter of 1998 aggregating $27.6 million, of which $20.0 million related to the settlement of a national class action lawsuit involving asphalt shingles manufactured between January 1, 1973 and December 31, 1997. Following a fairness hearing, the court granted final approval of the class-wide settlement in April 1999. Under the terms of the September 1998 settlement, the Company will provide property owners whose GAF shingles were manufactured during this period and which suffer certain damages during the term of their original warranty period, and who file a qualifying claim, with an opportunity to receive certain limited benefits beyond those already provided in their existing warranty. Two of the four separate class actions that had been brought against GAFBMC and stayed pending the outcome of the fairness hearing have been dismissed in light of the final approval of the settlement agreement described above, and the Company expects that the remaining two actions also will be dismissed.

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

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 5. NONRECURRING CHARGES--(CONTINUED)

Effective June 30, 1999, such officer terminated his employment with the Company. For 1999, through the date of his termination, the net book value of the 30,000 shares of restricted common stock held by such officer appreciated $0.6 million. In connection with this termination, the Company's obligation to such officer to pay an aggregate of $3.0 million (representing the balance of the cash payments described above) was cancelled and was treated as an additional capital contribution.

     Effective September 30, 1999, the agreement between the Company and such former officer and the trusts relating to the restricted common stock was terminated. Such officer and the trusts contributed such stock to BHC in consideration for equity interests in BHC. As a result of this transaction, the $0.6 million appreciation in the net book value of the restricted common stock described above, was treated as an additional capital contribution.

     In connection with the settlement of a legal matter, the Company recorded a nonrecurring charge of $2.7 million in September 1999. Such amount includes legal expenses incurred to defend such action.

NOTE 6. INCOME TAXES

     Income tax provision, which has been computed on a separate return basis, consists of the following:

                                                                             YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                           1997       1998        1999
                                                                         --------    -------    --------
                                                                                   (THOUSANDS)
Federal--deferred.....................................................   $(15,032)   $(4,513)   $(13,682)
                                                                         --------    -------    --------
State and local:
  Current.............................................................       (279)      (580)       (750)
  Deferred............................................................     (2,492)       (25)       (450)
                                                                         --------    -------    --------
     Total state and local............................................     (2,771)      (605)     (1,200)
                                                                         --------    -------    --------
Income tax provision..................................................   $(17,803)   $(5,118)   $(14,882)
                                                                         --------    -------    --------
                                                                         --------    -------    --------

     The differences between the income tax provision computed by applying the statutory Federal income tax rate to pre-tax income, and the income tax provision reflected in the Consolidated Statements of Operations are as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                           1997       1998        1999
                                                                         --------    -------    --------
                                                                                   (THOUSANDS)
Statutory provision...................................................   $(15,978)   $(4,714)   $(14,077)
Impact of:
  State and local taxes, net of Federal benefits......................     (1,801)      (393)       (780)
  Nondeductible goodwill amortization.................................       (564)      (641)       (275)
  Other, net..........................................................        540        630         250
                                                                         --------    -------    --------
Income tax provision..................................................   $(17,803)   $(5,118)   $(14,882)
                                                                         --------    -------    --------
                                                                         --------    -------    --------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6. INCOME TAXES--(CONTINUED)

     The components of the net deferred tax assets are as follows:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998        1999
                                                                          --------    --------
                                                                              (THOUSANDS)
Deferred tax liabilities related to property, plant and equipment......   $(16,256)   $(15,475)
                                                                          --------    --------
Deferred tax assets related to:
  Expenses not yet deducted for tax purposes...........................     47,507      43,335
  Net operating losses not yet utilized under the Tax Sharing
     Agreement.........................................................     27,723      17,701
                                                                          --------    --------
Total deferred tax assets..............................................     75,230      61,036
                                                                          --------    --------
Net deferred tax assets................................................   $ 58,974    $ 45,561
                                                                          --------    --------
                                                                          --------    --------

     As of December 31, 1999, the Company had $47.8 million of net operating loss carryforwards available to offset future taxable income, as follows:

 YEAR OF
EXPIRATION   (THOUSANDS)
----------   -----------
  2009....     $ 1,590
  2010....       4,271
  2011....      41,982
               -------
               $47,843
               -------
               -------

     Management has determined, based on the Company's history of prior earnings and its expectations for the future, that future taxable income will more likely than not be sufficient to utilize fully the deferred tax assets recorded.

     The Company and its subsidiaries entered into a tax sharing agreement (the "Tax Sharing Agreement") dated January 31, 1994 with GAF and G-I Holdings under which the Company is obligated to pay G-I Holdings an amount equal to those Federal income taxes the Company would have incurred if the Company (on behalf of itself and its subsidiaries) filed its own Federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by the Company to G-I Holdings in future years, but cannot be carried back. If the Company were no longer a member of the GAF consolidated tax group (the "GAF Group"), it would be required to pay to G-I Holdings the value of any tax attributes it would succeed to under the consolidated return regulations to the extent such attributes reduced the amounts otherwise payable by the Company under the Tax Sharing Agreement. Under certain circumstances, the provisions of the Tax Sharing Agreement could result in the Company having a greater liability thereunder than it would have had if it (and its subsidiaries) had filed its own separate Federal income tax return. Under the Tax Sharing Agreement, the Company and each of its subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of GAF or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to the business or assets of the Company or any subsidiary of the Company. Although, as a member of the GAF Group, the Company is severally liable for all Federal income tax liabilities of every member of the GAF Group, including tax liabilities not related to the business of the Company, G-I Holdings and GAF have agreed to indemnify the Company and its subsidiaries for all tax liabilities of the GAF Group other than tax liabilities (i) arising from the operations of the Company and its subsidiaries and (ii) for tax years pre-dating the Tax Sharing Agreement that relate to the business or assets of the Company and its subsidiaries. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, GAF makes all decisions with respect to all matters relating to taxes of the GAF Group. The provisions of the Tax Sharing Agreement take into account both the Federal income taxes the Company would have incurred if it filed its own separate Federal income tax return and the fact that the

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6. INCOME TAXES--(CONTINUED)

Company is a member of the GAF Group for Federal income tax purposes. In accordance with the Tax Sharing Agreement, effective January 31, 1994, tax benefits generated by net operating losses and credits will reduce future tax sharing payments to G-I Holdings.

     On September 15, 1997, GAF received a notice from the Internal Revenue Service (the "Service") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a subsidiary of GAF, GFC, held an interest. The claim of the Service for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GAF incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that it will prevail in this matter, although there can be no assurance in this regard. However, if GAF is unsuccessful in challenging its tax deficiency notice, the ability of GAF to satisfy its tax obligation would be dependent on the cash flows of the Company and GFC. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. GAF, G-I Holdings and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several current and former subsidiaries of GAF, should GAF be unable to satisfy such liability. See
Note 3.

NOTE 7. SALE OF ACCOUNTS RECEIVABLE

     In March 1993, the Company sold its trade accounts receivable ("receivables") to a trust, without recourse, pursuant to an agreement which provided for a maximum of $75 million in cash to be made available to the Company based on eligible receivables outstanding from time to time. In November 1996, the Company entered into new agreements, pursuant to which it sold the receivables to a special purpose subsidiary of the Company, BMCA Receivables Corporation, without recourse, which in turn sold them to a new trust, without recourse. The new agreements provide for a maximum of $115 million in cash to be made available to the Company based on eligible receivables outstanding from time to time. This facility expires in December 2001. The excess of accounts receivable sold over the net proceeds received is included in "Accounts receivable, other." The effective cost to the Company varies with LIBOR and is included in "Other income, net" and amounted to $5.1, $5.1 and $5.5 million in 1997, 1998 and 1999, respectively.

NOTE 8. INVENTORIES

     At December 31, 1998 and 1999, $10.2 and $8.9 million, respectively, of inventories were valued using the LIFO method. Inventories consist of the following:

                                                                                       DECEMBER 31,
                                                                                    -------------------
                                                                                     1998        1999
                                                                                    -------    --------
                                                                                        (THOUSANDS)
Finished goods...................................................................   $58,266    $ 68,878
Work-in-process..................................................................     8,488      13,974
Raw materials and supplies.......................................................    27,635      27,462
                                                                                    -------    --------
  Total..........................................................................    94,389     110,314
Less LIFO reserve................................................................      (686)     (1,699)
                                                                                    -------    --------
Inventories......................................................................   $93,703    $108,615
                                                                                    -------    --------
                                                                                    -------    --------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1998        1999
                                                                                   --------    --------
                                                                                       (THOUSANDS)
Land and land improvements......................................................   $ 27,154    $ 29,005
Buildings and building equipment................................................     59,158      67,220
Machinery and equipment.........................................................    237,362     300,846
Construction in progress........................................................     80,268     115,458
                                                                                   --------    --------
  Total.........................................................................    403,942     512,529
Less accumulated depreciation and amortization..................................    (71,594)   (101,826)
                                                                                   --------    --------
Property, plant and equipment, net..............................................   $332,348    $410,703
                                                                                   --------    --------
                                                                                   --------    --------

     Included in the net book value of machinery and equipment at December 31, 1998 and 1999 was $12,468 and $10,508, respectively, for assets under capital leases.

     During 1999, in connection with the construction of two new manufacturing facilities, the Company entered into two leases for certain machinery and equipment, which leases meet the criteria of operating leases under SFAS No. 13 "Accounting for Leases." In connection therewith, at December 31, 1999, property, plant, and equipment, net, and accrued liabilities included
$65.6 million of assets under such leases. Such amounts will be reversed when the manufacturing facilities become fully operational, which is expected to occur in 2000. These leases require quarterly rental payments and are for a ten-year period expiring in December 2009.

NOTE 10. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1998        1999
                                                                                   --------    --------
                                                                                       (THOUSANDS)
11 3/4% Senior Deferred Coupon Notes due 2004...................................   $ 28,273    $     --
7 3/4% Senior Notes due 2005....................................................    149,401     149,493
8 5/8% Senior Notes due 2006....................................................     99,604      99,654
8% Senior Notes due 2007........................................................     99,343      99,418
8% Senior Notes due 2008........................................................    154,165     154,249
Term Loan due 2004..............................................................         --      31,850
Industrial revenue bonds with various interest rates and maturity dates to
  2019..........................................................................     19,625      23,125
Obligations on equipment loans..................................................      3,248       2,225
Obligations under capital leases (Note 15)......................................     46,814      43,787
Other notes payable.............................................................        713       3,093
                                                                                   --------    --------
  Total.........................................................................    601,186     606,894
Less current maturities.........................................................     (4,273)     (6,149)
                                                                                   --------    --------
Long-term debt less current maturities..........................................   $596,913    $600,745
                                                                                   --------    --------
                                                                                   --------    --------

     In August 1999, the Company entered into a $31.9 million bank term loan maturing on July 1, 2004 (the "Term Loan"). The Term Loan bears interest at a floating rate based on the bank's base rate, the federal funds rate, or LIBOR, at the option of the Company. Under the Term Loan, the principal amount outstanding will convert, subject to the satisfaction of certain conditions, no later than July 6, 2000, to senior notes with a maturity date of December 1, 2008. The senior notes will bear interest at a rate that will be set at the time of conversion. The Company used all of the net proceeds of the Term Loan to purchase, and subsequently cancel, the remaining $29.9 million in aggregate

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10. LONG-TERM DEBT--(CONTINUED)

principal amount of the Company's outstanding 11 3/4% Senior Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes"). The redemption price was 105.875% of the principal amount outstanding, and the premium was recorded as an extraordinary loss, net of tax, of approximately $1.3 million.

     On December 3, 1998, the Company issued $155 million in aggregate principal amount of 8% Senior Notes due 2008 (the "2008 Notes"). The Company used substantially all of the net proceeds from such issuance to purchase, and subsequently cancel, $147.1 million in aggregate principal amount at maturity of the Company's Deferred Coupon Notes. In connection with this purchase, the Company recorded an after-tax extraordinary loss of $8.8 million.

     On July 17, 1998, the Company issued $150 million in aggregate principal amount of 7 3/4% Senior Notes due 2005 (the "2005 Notes"). The Company used substantially all of the net proceeds from such issuance to purchase, and subsequently cancel, $132.6 million in aggregate principal amount at maturity of the Company's Deferred Coupon Notes. In connection with this purchase, the Company recorded an after-tax extraordinary loss of $9.3 million.

     In October 1997, the Company issued $100 million in aggregate principal amount of 8% Senior Notes due 2007 (the "2007 Notes"). In December 1996, the Company issued $100 million in aggregate principal amount of 8 5/8% Senior Notes due 2006 (the "2006 Notes"). Holders of the 2005 Notes, the 2007 Notes, the 2008 Notes and the 2006 Notes have the right under the indentures governing such notes to require the Company to purchase the 2005 Notes, the 2007 Notes, the 2008 Notes and the 2006 Notes (collectively, the "Other Senior Notes") at a price of 101% of the principal amount thereof, and the Company has the right to redeem the Other Senior Notes at a price of 101% of the principal amount thereof, plus, in each case, the Applicable Premium (as defined therein), together with any accrued and unpaid interest, in the event of a Change of Control (as defined therein).

     The indentures relating to the Other Senior Notes, the Credit Agreement (see below) and the Term Loan contain covenants that, among other things, limit the ability of the Company and its subsidiaries to pay certain dividends or make certain other restricted payments and restricted investments, incur liens, engage in transactions with affiliates, and agree to certain additional limitations on dividends and other payment restrictions affecting subsidiaries. As of December 31, 1999, after giving effect to the most restrictive of the aforementioned restrictions, the Company could have paid dividends and made other restricted payments of up to $76.1 million. Additional borrowings by the Company are subject to certain covenants contained in the indentures relating to the Other Senior Notes, the Credit Agreement and the Term Loan.

     In connection with the Deferred Coupon Notes, the Company entered into interest rate swap agreements ("swaps") with banks, with an aggregate ending notional principal amount of $142.0 million and a final maturity of July 1, 1999, all of which were terminated as of June 28, 1998. In 1997, the Company terminated swaps with an aggregate ending notional principal amount of $82.0 million, resulting in gains totaling $2.1 million. In June 1998, the Company terminated swaps with an aggregate ending notional principal amount of $60.0 million, resulting in gains of $0.7 million. The gains were deferred and were amortized as a reduction of interest expense over the remaining original life of the swaps. As a result of the swaps, the effective interest cost to the Company of the portion of the Deferred Coupon Notes covered by the swaps varied at a fixed spread over LIBOR.

     In August 1999, the Company entered into a new three-year bank credit facility (the "Credit Agreement"). The terms of the Credit Agreement provide for a $110 million revolving credit facility, the full amount of which is available for letters of credit, provided that total borrowings and outstanding letters of credit may not exceed $110 million in the aggregate. As of December 31, 1999, $27.1 million of letters of credit and no borrowings were outstanding under the Credit Agreement. Under the terms of the Credit Agreement, the Company is subject to certain financial covenants, including interest coverage and leverage ratios, along with a limitation on the amount of dividends and other restricted payments made to affiliates. Additionally, if a change of control (as defined in the Credit Agreement) occurs, the Credit Agreement could be terminated and the loans thereunder accelerated by the lenders party thereto, an event which could also cause the Company's outstanding senior notes

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10. LONG-TERM DEBT--(CONTINUED)

to be accelerated. As of December 31, 1999, the Company was in compliance with all such covenants. The Credit Agreement replaced a previous bank credit facility which provided up to $75 million in total borrowings and outstanding letters of credit.

     In December 1995, the Company consummated a $40 million sale-leaseback of certain equipment located at its Chester, South Carolina roofing facility, in a transaction accounted for as a capital lease, and the gain has been deferred. The lessor was granted a security interest in certain equipment at the Chester facility. The lease term extends to December 2005. In December 1994, the Company consummated a $20.4 million sale-leaseback of certain equipment located at its Baltimore, Maryland roofing facility, in a transaction accounted for as a capital lease, and the gain has been deferred. The lessor was granted a security interest in the land, buildings and certain equipment at the Baltimore facility. The lease term extends to December 2004. In December 1993, the Company obtained a loan of $7.3 million, which is secured by manufacturing equipment located at its Dallas plant. The loan is being repaid over a seven-year period and has a fixed interest rate. The Company has four industrial revenue bond issues outstanding, which bear interest at short-term floating rates. Interest rates on the foregoing obligations ranged between 3.80% and 5.20% as of December 31, 1999.

     The Company believes that the fair value of its non-public indebtedness approximates the book value of such indebtedness, because the interest rates on substantially all such indebtedness are at floating short-term rates. With respect to the Company's publicly traded debt securities, the Company has obtained estimates of the fair values from an independent source believed to be reliable. The estimated fair value of the Company's indebtedness at December 31, 1998 and 1999 are as follows:

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1998        1999
                                                                         --------    --------
                                                                             (THOUSANDS)
Deferred Coupon Notes.................................................   $ 28,838    $     --
2005 Notes............................................................    147,160     136,039
2006 Notes............................................................    101,347      94,671
2007 Notes............................................................     99,095      89,973
2008 Notes............................................................    154,751     139,210

     The aggregate maturities of long-term debt as of December 31, 1999 for the next five years are as follows:

                                                                         (THOUSANDS)
                                                                         ----------
2000..................................................................   $  6,149
2001..................................................................      5,946
2002..................................................................     14,988
2003..................................................................     20,235
2004..................................................................     31,850

     In the above table, maturities for the year 2002 include $11.7 million related to the Baltimore manufacturing facility capital lease. Maturities for the year 2003 include $20.2 million related to the Chester glass mat manufacturing facility capital lease.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. BENEFIT PLANS

     Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

  Defined Contribution Plan

     The Company provides a defined contribution plan for eligible employees. The Company contributes up to 7% of participants' compensation and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $3.5, $4.2 and $4.4 million for 1997, 1998 and 1999, respectively.

     U.S. Intec provides a defined contribution plan for eligible employees. U.S. Intec may contribute a discretionary matching contribution equal to 100% of each participant's eligible contributions each year up to a maximum of $750 for each participant. Such contributions by U.S. Intec were $0.1, $0.1 and $0.2 million for 1997, 1998 and 1999, respectively.

  Defined Benefit Plans

     The Company provides noncontributory defined benefit retirement plans for certain hourly and salaried employees (the "Retirement Plans"). Benefits under these plans are based on stated amounts for each year of service. In 1998, the Company acquired LL Building Products Inc. which has pension plans for its hourly and salaried employees. The LL Building Products Inc. plans were curtailed in 1998. The Company's funding policy is consistent with the minimum funding requirements of ERISA.

     The Company's net periodic pension cost for the Retirement Plans included the following components:

                                                                   YEAR ENDED DECEMBER 31,
                                                                 -----------------------------
                                                                  1997       1998       1999
                                                                 -------    -------    -------
                                                                          (THOUSANDS)
Service cost..................................................   $   658    $   754    $   804
Interest cost.................................................       754        842        949
Expected return on plan assets................................    (1,034)    (1,296)    (1,270)
Amortization of unrecognized prior service cost...............        30         31         31
Amortization of net losses from earlier periods...............        --         --        107
                                                                 -------    -------    -------
Net periodic pension cost.....................................   $   408    $   331    $   621
                                                                 -------    -------    -------
                                                                 -------    -------    -------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. BENEFIT PLANS--(CONTINUED)

     The following tables set forth, for the years 1998 and 1999, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status, amounts recognized in the Consolidated Balance Sheets and changes in accumulated other comprehensive income (loss) related to the Retirement Plans:

                                                                             DECEMBER 31,
                                                                           ------------------
                                                                            1998       1999
                                                                           -------    -------
                                                                              (THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...............................   $11,817    $17,865
  Service cost..........................................................       754        804
  Interest cost.........................................................       842      1,243
  Actuarial losses (gains)..............................................       492     (1,739)
  Benefits paid.........................................................      (450)      (572)
                                                                           -------    -------
  Benefit obligation at end of year.....................................   $13,455    $17,601
                                                                           -------    -------
                                                                           -------    -------
Change in plan assets:
  Fair value of plan assets at beginning of year........................   $11,472    $16,248
  Actual return on plan assets..........................................      (237)     1,920
  Employer contributions................................................       757        752
  Benefits paid.........................................................      (450)      (572)
                                                                           -------    -------
  Fair value of plan assets at end of year..............................   $11,542    $18,348
                                                                           -------    -------
                                                                           -------    -------
Reconciliation of funded status:
  Funded status.........................................................   $(1,913)   $   746
  Unrecognized prior service cost.......................................       277        247
  Unrecognized actuarial losses.........................................     2,956      1,351
                                                                           -------    -------
  Net amount recognized in Consolidated Balance Sheets..................   $ 1,320    $ 2,344
                                                                           -------    -------
                                                                           -------    -------
Amounts recognized in Consolidated Balance Sheets:
  Prepaid (accrued) benefit cost........................................   $(1,913)   $   746
  Intangible asset......................................................       277        247
  Accumulated other comprehensive loss..................................     2,956      1,351
                                                                           -------    -------
  Net amount recognized.................................................   $ 1,320    $ 2,344
                                                                           -------    -------
                                                                           -------    -------
Change for the year in accumulated other comprehensive (income) loss:
  Change in intangible asset............................................   $    30    $    30
  Change in additional minimum liability................................     1,995     (1,635)
                                                                           -------    -------
  Total.................................................................   $ 2,025    $(1,605)
                                                                           -------    -------
                                                                           -------    -------

     In determining the projected benefit obligation, the weighted average assumed discount rate was 7% and 7.75% for 1998 and 1999, respectively. The expected long-term rate of return on assets, used in determining net periodic pension cost, was 11% for 1998 and 1999.

     The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense accrued for this plan was immaterial for 1997, 1998 and 1999.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. BENEFIT PLANS--(CONTINUED)

  Book Value Appreciation Unit Plan

     A Book Value Appreciation Unit Plan was implemented effective January 1, 1996. Under the plan, employees were granted units which vest over five years. Upon exercise, employees were entitled to receive a cash payment based on the increase in Book Value (as defined in the plan). This plan was terminated in 1999 with all eligible employees receiving their respective vested cash payments. Expense accrued under this plan was $0.4, $1.3 and $1.2 million for 1997, 1998 and 1999, respectively.

  Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.

     Net periodic postretirement benefit cost included the following components:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                                 1997     1998     1999
                                                                                 -----    -----    -----
                                                                                       (THOUSANDS)
Service cost..................................................................   $  98    $ 104    $ 114
Interest cost.................................................................     554      467      476
Amortization of unrecognized prior service cost...............................     (88)     (88)     (88)
Amortization of net gains from earlier periods................................    (186)    (240)    (209)
                                                                                 -----    -----    -----
Net periodic postretirement benefit cost......................................   $ 378    $ 243    $ 293
                                                                                 -----    -----    -----
                                                                                 -----    -----    -----

     The following table sets forth, for the years 1998 and 1999, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the Consolidated Balance Sheets related to postretirement medical and life insurance benefits:

                                                                             DECEMBER 31,
                                                                          --------------------
                                                                            1998        1999
                                                                          --------    --------
                                                                              (THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year..............................   $  7,926    $  7,135
  Service cost.........................................................        104         114
  Interest cost........................................................        467         476
  Actuarial (gains) losses.............................................       (905)     (1,179)
  Benefits paid........................................................       (457)       (523)
                                                                          --------    --------
  Benefit obligation at end of year....................................   $  7,135    $  6,023
                                                                          --------    --------
                                                                          --------    --------
Change in plan assets:
  Fair value of plan assets at beginning of year.......................   $     --    $     --
  Employer contributions...............................................        457         523
  Benefits paid........................................................       (457)       (523)
                                                                          --------    --------
  Fair value of plan assets at end of year.............................   $     --    $     --
                                                                          --------    --------
                                                                          --------    --------
Reconciliation of funded status:
  Funded status........................................................   $ (7,135)   $ (6,023)
  Unrecognized prior service cost......................................       (702)       (614)
  Unrecognized actuarial losses........................................     (3,431)     (4,400)
                                                                          --------    --------
  Net amount recognized in Consolidated Balance Sheets
     as accrued benefit cost...........................................   $(11,268)   $(11,037)
                                                                          --------    --------
                                                                          --------    --------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. BENEFIT PLANS--(CONTINUED)

     For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 1999 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $700 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit. Subject to such lifetime maximum, an 11% and 6% annual rate of increase in the Company's per capita cost of providing postretirement medical benefits was assumed for 2000 for such retirees under and over age 65, respectively. To the extent that the lifetime maximum benefits have not been reached, the foregoing rates were assumed to decrease gradually to an ultimate rate of 7% and 6%, respectively, by the year 2003 and remain at that level thereafter. The weighted average assumed discount rate used in determining the accumulated postretirement benefit obligation was 7% and 7.75% for 1998 and 1999, respectively.

     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1998 and 1999 by $90,000 and $76,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 1998 and 1999 by $6,000 and $5,000, respectively. A decrease of one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 1998 and 1999 by $80,000 and $68,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 1998 and 1999 by $6,000 and $5,000, respectively.

NOTE 12. PREFERRED STOCK OPTION PLAN

     On January 1, 1996, the Company established a plan to issue options to certain employees to purchase shares of redeemable convertible preferred stock ("Preferred Stock") of the Company, exercisable at a price of $100 per share. Each share of Preferred Stock is convertible, at the holder's option, into shares of common stock of the Company at a formula price based on Book Value (as defined in the option agreement) as of the date of grant. The options vest rateably over five years and expire after nine years. Dividends will accrue on the Preferred Stock from the date of issuance at the rate of 6% per annum. The Preferred Stock is redeemable, at the Company's option, for a redemption price equal to $100 per share plus accrued and unpaid dividends. The Preferred Stock, and common stock issuable upon conversion of Preferred Stock into common stock, is subject to repurchase by the Company under certain circumstances, at a price equal to current Book Value (as defined in the option agreement). The exercise price of the options to purchase Preferred Stock was equal to the estimated fair value per share of the Preferred Stock at the date of grant. The options exercised in 1999 were converted into 4,611 shares of common stock. No expense is recorded in connection with the Preferred Stock options.

     The following is a summary of transactions pertaining to the plan:

                                                                            YEAR ENDED DECEMBER 31,
                                                                          -----------------------------
                                                                           1997       1998       1999
                                                                          -------    -------    -------
                                                                               (NUMBER OF SHARES)
Outstanding, January 1.................................................    23,290    102,595    140,052
Granted................................................................    84,953     57,073     81,405
Exercised..............................................................        --         --     (8,704)
Forfeited..............................................................    (5,648)   (19,616)   (44,942)
                                                                          -------    -------    -------
Outstanding, December 31...............................................   102,595    140,052    167,811
                                                                          -------    -------    -------
                                                                          -------    -------    -------
Options exercisable, December 31.......................................     4,278     20,663     45,337
                                                                          -------    -------    -------
                                                                          -------    -------    -------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 13. BUSINESS SEGMENT INFORMATION

     The Company is a leading national manufacturer of a broad line of asphalt roofing products and accessories for the residential and commercial roofing markets. The Company also manufactures and markets specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. The residential roofing product line primarily consists of premium laminated shingles, strip shingles and certain specialty shingles principally for regional markets. Sales of residential roofing products represented approximately 65% of the Company's net sales in 1999. The Company's commercial roofing product line includes a full line of modified bitumen products, asphalt built-up roofing, liquid applied membrane and roofing accessories. Sales of commercial roofing products and accessories represented approximately 27% of the Company's net sales in 1999. Sales of the specialty building products and accessories product line represented approximately 8% of the Company's net sales in 1999.

     In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for companies to report information about operating segments in annual financial statements, based on the approach that management utilizes to organize the segments within the Company for management reporting and decision making. In accordance with the provisions of SFAS No. 131, the Company aggregates the residential and commercial product lines into one operating segment, since they have similar economic characteristics and are similar in each of the following areas:
(i) the nature of the products and services are similar in that they perform the same function--the protection and covering of residential and commercial roofs;
(ii) the nature of the production processes are similar; (iii) the type or class of customer for their products and services are similar; (iv) the residential and commercial products have the same distribution channels, whereby the main customers are wholesalers or distributors; and (v) regulatory requirements are generally the same for both the residential and commercial product lines. The specialty building products and accessories product line did not meet quantitative thresholds in 1999 to be considered as a reportable segment.

     Net revenues included sales to The Home Depot, Inc. in 1999 and American Builders & Contractors Supply Co., Inc. in 1998 and 1999, which accounted for approximately 11%, and 11% and 10%, respectively, of the Company's net sales. No other customer accounted for as much as 10% of net sales in 1998 or 1999.

NOTE 14. RELATED PARTY TRANSACTIONS

     Included in the Consolidated Balance Sheets are the following receivable (payable) balances with related parties, which arise from operating and financing transactions between the Company and its affiliates:

                                                                              DECEMBER 31,
                                                                            -----------------
                                                                             1998      1999
                                                                            ------    -------
                                                                               (THOUSANDS)
Receivable from (payable to):
  GAF/G-I Holdings/G Industries..........................................   $  251    $53,007
  GAFBMC.................................................................    1,168        221
  GFC....................................................................     (559)     5,904
                                                                            ------    -------
  Receivable from related parties........................................   $  860    $59,132
                                                                            ------    -------
                                                                            ------    -------

Payable to related party--ISP............................................   $5,545    $15,024
                                                                            ------    -------
                                                                            ------    -------

     The Company makes loans to, and borrows from, G-I Holdings and its subsidiaries at prevailing market rates (between 5.82% and 5.96% during 1998). The highest amount of loans made by the Company to G-I Holdings during 1998 and 1999 was $6.2 million and $0, respectively. No loans were made to the Company by G-I Holdings and its subsidiaries during 1998 and 1999. In addition, the Company advances funds on a non-interest bearing basis to GAF, G-I Holdings and their subsidiaries. The net balance of such advances as of December 31, 1998 and 1999 was $0.9 and $59.1 million, respectively. During 1998 and 1999, the Company made distributions of $0 and $60.0 million, respectively, to its parent company.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 14. RELATED PARTY TRANSACTIONS--(CONTINUED)

     Mineral Products: The Company and its subsidiaries purchase all of their colored roofing granules requirements (except for the requirements of its California and Oregon roofing plants and a portion of the requirements of its Indiana roofing plant, which are supplied by a third party) from ISP under a requirements contract. This contract is subject to annual renewal unless terminated by either party to such agreement. Such purchases by the Company and its subsidiaries totaled $51.1, $62.6 and $57.3 million for 1997, 1998 and 1999, respectively. The amount payable to ISP at December 31, 1998 and 1999 for such purchases was $4.9 and $2.9 million, respectively.

     Management Agreements: The Company is a party to a Management Agreement with ISP (the "Management Agreement"), which expires December 31, 2000, pursuant to which ISP provides certain general management, administrative, legal, telecommunications, information and facilities services to the Company (including the use of the Company's headquarters in Wayne, New Jersey). Charges to the Company by ISP for providing such services aggregated $4.8, $4.3 and $5.3 million for 1997, 1998 and 1999, respectively. Such charges consist of management fees and other reimbursable expenses attributable to, or incurred by ISP for the benefit of, the Company. Effective January 1, 2000, the term of the Management Agreement was extended through the end of 2000, and the management fees payable thereunder were increased. The Company and ISP also allocate a portion of the management fees payable by the Company under the Management Agreement to separate lease payments for the use of BMCA's headquarters. Based on the services provided by ISP to the Company in 1999 under the Management Agreement, the aggregate amount payable by the Company to ISP under the Management Agreement for 2000 is expected to be approximately $6.0 million. Certain of the Company's executive officers receive their compensation from ISP, with ISP being indirectly reimbursed therefore by virtue of the management fee and other reimbursable expenses payable under the Management Agreement.

     Tax Sharing Agreement:  See Note 6.

NOTE 15. COMMITMENTS AND CONTINGENCIES

     The discussions as to legal matters involving the Company contained in
Item 3, "Legal Proceedings--Environmental Litigation" and--"Other Litigation" are incorporated herein by reference.

     GAF, G-I Holdings, G Industries, GFC, GAFBMC, and BHC are presently dependent upon the earnings and cash flows of their subsidiaries, principally the Company, in order to satisfy their net obligations, including the asbestos-related liability (discussed in Note 3), various tax and other liabilities (net of certain insurance receivables), including tax liabilities relating to the surfactants partnership (discussed in Note 6) and advances payable to the Company (discussed in Note 14). GAF has advised the Company that it expects to obtain funds to satisfy such obligations from, among other things, dividends and loans from subsidiaries (principally the Company), as to which there are restrictions under the indentures relating to the Other Senior Notes, the Credit Agreement and the Term Loan, from payments pursuant to the Tax Sharing Agreement between GAF and the Company and from proceeds from insurance recoveries. During the twelve months ending December 31, 2000, the Company expects to make distributions and/or advances to its parent to satisfy the obligations discussed above. The Company does not believe that the dependence of its parent corporations on the cash flows of their subsidiaries should have a material adverse effect on the operations, liquidity or capital resources of the Company. See Notes 3, 6 and 10.

     The leases for certain property, plant and equipment at certain of the Company's roofing facilities are accounted for as capital leases (see Note 10). The Company is also a lessee under operating leases principally for warehouses, production machinery and equipment, and transportation and computer equipment. Rental expense on operating leases was $9.2, $11.0 and $15.5 million for 1997, 1998 and 1999, respectively. Future minimum

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 15. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

lease payments for properties which were held under long-term noncancellable leases as of December 31, 1999 were as follows:

                                                                           CAPITAL    OPERATING
                                                                           LEASES      LEASES
                                                                           -------    ---------
                                                                               (THOUSANDS)
2000....................................................................   $ 7,463     $14,291
2001....................................................................     8,108      11,758
2002....................................................................    17,558      10,203
2003....................................................................    21,406       9,413
2004....................................................................        --       8,942
Thereafter..............................................................        --      40,094
                                                                           -------     -------
Total minimum payments..................................................    54,535     $94,701
                                                                                       -------
                                                                                       -------
Less interest included above............................................    10,748
                                                                           -------
Present value of net minimum lease payments.............................   $43,787
                                                                           -------
                                                                           -------

NOTE 16. GUARANTOR FINANCIAL INFORMATION

     Effective January 1, 1999, Building Materials Corporation of America (the "Company" or "Parent Company") transferred all of its investment assets and intellectual property assets to Building Materials Investment Corporation ("BMIC"), a newly-formed, wholly-owned subsidiary. In connection with this transfer, BMIC agreed to guarantee all of the Company's obligations under the Company's then existing bank credit facility and the Other Senior Notes. The Company also transferred all of its manufacturing assets, other than those located in Texas, to Building Materials Manufacturing Corporation ("BMMC"), another newly-formed, wholly-owned subsidiary. In connection with this transfer, BMMC agreed to become a co-obligor on the 2007 Notes and to guarantee the Company's obligations under the then existing credit facility, the Deferred Coupon Notes and the Other Senior Notes. In addition, in August 1999, BMIC and BMMC guaranteed the Company's obligations under the Credit Agreement and the Term Loan. The guarantees of BMIC and BMMC are full, unconditional and joint and several.

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

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 16. GUARANTOR FINANCIAL INFORMATION--(CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997
                                  (THOUSANDS)

                                                                                 NON-
                                                   PARENT     GUARANTOR       GUARANTOR
                                                  COMPANY     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                  --------    ------------    ------------    ------------    ------------
Net sales......................................   $793,566      $     --        $151,063       $       --       $944,629
Intercompany net sales.........................      2,683       516,315          64,699         (583,697)            --
                                                  --------      --------        --------       ----------       --------
Total net sales................................    796,249       516,315         215,762         (583,697)       944,629
                                                  --------      --------        --------       ----------       --------
Costs and expenses:
  Cost of products sold........................    606,405       489,950         170,197         (583,697)       682,855
  Selling, general and administrative..........    128,153        26,365          32,135                         186,653
  Goodwill amortization........................        641                         1,250                           1,891
                                                  --------      --------        --------       ----------       --------
     Total costs and expenses..................    735,199       516,315         203,582         (583,697)       871,399
                                                  --------      --------        --------       ----------       --------
Operating income...............................     61,050            --          12,180               --         73,230
Equity in earnings of subsidiaries.............     13,839                                        (13,839)            --
Interest expense, net..........................    (26,258)       (6,068)        (10,716)                        (43,042)
Other income (expense), net....................    (11,830)       27,292                                          15,462
                                                  --------      --------        --------       ----------       --------
Income before income taxes.....................     36,801        21,224           1,464          (13,839)        45,650
Income taxes...................................     (8,954)       (8,278)           (571)                        (17,803)
                                                  --------      --------        --------       ----------       --------
Net income.....................................   $ 27,847      $ 12,946        $    893       $  (13,839)      $ 27,847
                                                  --------      --------        --------       ----------       --------
                                                  --------      --------        --------       ----------       --------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 16. GUARANTOR FINANCIAL INFORMATION--(CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997
                                  (THOUSANDS)

                                                             PARENT       GUARANTOR      NON-GUARANTOR
                                                             COMPANY     SUBSIDIARIES    SUBSIDIARIES     CONSOLIDATED
                                                            ---------    ------------    -------------    ------------
Cash and cash equivalents, beginning of year.............   $       2     $  122,584        $ 1,974        $  124,560
                                                            ---------     ----------        -------        ----------
Cash provided by (used in) operating activities:
Net income...............................................      14,008         12,946            893            27,847
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
     Depreciation........................................       3,062         16,802          5,185            25,049
     Goodwill amortization...............................         641                         1,250             1,891
     Deferred income taxes...............................      17,524                                          17,524
     Noncash interest charges............................      27,222                                          27,222
  (Increase) decrease in working capital items...........      29,743        (16,518)         4,563            17,788
  Increase in product warranty claims....................      (3,732)                       (2,956)           (6,688)
  Purchases of trading securities........................                   (123,483)                        (123,483)
  Proceeds from sales of trading securities..............                     55,378                           55,378
  (Increase) decrease in other assets....................       3,735         (1,924)           (38)            1,773
  Increase (decrease) in other liabilities...............      (3,504)                        1,022            (2,482)
  Change in net receivable from/payable to related
     parties.............................................      46,456        (94,360)         7,667           (40,237)
  Other, net.............................................       3,749         (7,807)        (3,376)           (7,434)
                                                            ---------     ----------        -------        ----------
Net cash provided by (used in) operating activities......     138,904       (158,966)        14,210            (5,852)
                                                            ---------     ----------        -------        ----------
Cash provided by (used in) investing activities:
  Capital expenditures...................................      (5,436)       (30,502)       (15,359)          (51,297)
  Acquisitions...........................................     (30,861)                                        (30,861)
  Purchases of available-for-sale securities.............                   (223,804)                        (223,804)
  Purchases of held-to-maturity securities...............                     (4,591)                          (4,591)
  Proceeds from sales of available-for-sale securities...                    173,547                          173,547
  Proceeds from held-to-maturity securities..............                     11,361                           11,361
                                                            ---------     ----------        -------        ----------
Net cash used in investing activities....................     (36,297)       (73,989)       (15,359)         (125,645)
                                                            ---------     ----------        -------        ----------
Cash provided by (used in) financing activities:
  Repayments from sale of accounts receivable............     (35,332)                                        (35,332)
  Increase in short-term debt............................                     26,944                           26,944
  Increase in loan receivable from related party.........      (6,152)                                         (6,152)
  Proceeds from issuance of debt.........................                     99,916                           99,916
  Increase in borrowings under revolving credit
     facility............................................      34,000                                          34,000
  Repayments of long-term debt...........................      (1,028)        (2,493)                          (3,521)
  Distributions to parent company........................     (91,000)                                        (91,000)
  Payments of asbestos claims............................      (3,062)                                         (3,062)
  Financing fees and expenses............................                     (1,932)                          (1,932)
                                                            ---------     ----------        -------        ----------
Net cash provided by (used in) financing activities......    (102,574)       122,435             --            19,861
                                                            ---------     ----------        -------        ----------
Net change in cash and cash equivalents..................          33       (110,520)        (1,149)         (111,636)
                                                            ---------     ----------        -------        ----------
Cash and cash equivalents, end of year...................   $      35     $   12,064        $   825        $   12,924
                                                            ---------     ----------        -------        ----------
                                                            ---------     ----------        -------        ----------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 16. GUARANTOR FINANCIAL INFORMATION--(CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998
                                  (THOUSANDS)

                                                                                 NON-
                                                   PARENT     GUARANTOR       GUARANTOR
                                                  COMPANY     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                  --------    ------------    ------------    ------------    ------------
Net sales......................................   $885,364      $     --        $202,593       $       --      $1,087,957
Intercompany net sales.........................      3,413       569,469          72,188         (645,070)             --
                                                  --------      --------        --------       ----------      ----------
Total net sales................................    888,777       569,469         274,781         (645,070)      1,087,957
                                                  --------      --------        --------       ----------      ----------
Costs and expenses:
  Cost of products sold........................    657,018       535,930         226,461         (645,070)        774,339
  Selling, general and administrative..........    155,184        33,539          47,693                          236,416
  Goodwill amortization........................        641                         1,470                            2,111
  Nonrecurring charges.........................     27,563                                                         27,563
                                                  --------      --------        --------       ----------      ----------
     Total costs and expenses..................    840,406       569,469         275,624         (645,070)      1,040,429
                                                  --------      --------        --------       ----------      ----------
Operating income (loss)........................     48,371            --            (843)              --          47,528
Equity in loss of subsidiaries.................       (755)                                           755              --
Interest expense, net..........................    (26,535)      (11,280)        (12,139)                         (49,954)
Other income (expense), net....................     (7,150)       23,114             (69)                          15,895
                                                  --------      --------        --------       ----------      ----------
Income (loss) before income taxes and
  extraordinary losses.........................     13,931        11,834         (13,051)             755          13,469
Income tax (provision) benefit.................     (5,580)       (4,497)          4,959                           (5,118)
                                                  --------      --------        --------       ----------      ----------
Income (loss) before extraordinary losses......      8,351         7,337          (8,092)             755           8,351
Extraordinary losses, net of income tax
  benefits.....................................    (18,113)                                                       (18,113)
                                                  --------      --------        --------       ----------      ----------
Net income (loss)..............................   $ (9,762)     $  7,337        $ (8,092)      $      755      $   (9,762)
                                                  --------      --------        --------       ----------      ----------
                                                  --------      --------        --------       ----------      ----------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 16. GUARANTOR FINANCIAL INFORMATION--(CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1998
                                  (THOUSANDS)

                                                                                   NON-
                                                       PARENT    GUARANTOR       GUARANTOR
                                                      COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                      --------   ------------   ------------   ------------   ------------
                       ASSETS
Current Assets:
  Cash and cash equivalents.........................  $      3     $ 21,748      $    3,238     $       --      $ 24,989
  Investments in trading securities.................                 95,134                                       95,134
  Investments in available-for-sale securities......                 56,461                                       56,461
  Investments in held-to-maturity securities........                  6,358                                        6,358
  Other short-term investments......................                 22,671                                       22,671
  Accounts receivable, trade........................                                 24,249                       24,249
  Accounts receivable, other........................    52,806        1,440           1,666                       55,912
  Receivable from related parties...................       860                                                       860
  Inventories.......................................    44,886       19,164          29,653                       93,703
  Other current assets..............................       125        3,615           1,126                        4,866
                                                      --------     --------      ----------     ----------      --------
     Total Current Assets...........................    98,680      226,591          59,932             --       385,203
Investment in subsidiaries..........................   249,825                                    (249,825)           --
Intercompany loans including accrued interest.......   140,298                     (140,298)                          --
Due from (to) subsidiaries, net.....................   (19,694)      35,297         (15,603)                          --
Property, plant and equipment, net..................    34,620      185,535         112,193                      332,348
Excess of cost over net assets of businesses
  acquired, net.....................................    19,380                       52,713                       72,093
Deferred income tax benefits........................    58,974                                                    58,974
Other assets........................................    14,844        3,229             337                       18,410
                                                      --------     --------      ----------     ----------      --------
Total Assets........................................  $596,927     $450,652      $   69,274     $ (249,825)     $867,028
                                                      --------     --------      ----------     ----------      --------
                                                      --------     --------      ----------     ----------      --------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt..............  $  1,170     $  3,016      $       87             --      $  4,273
  Accounts payable..................................    22,688       36,052          15,677                       74,417
  Payable to related party..........................     1,128        4,203             214                        5,545
  Accrued liabilities...............................    20,257       26,953          13,455                       60,665
  Reserve for product warranty claims...............    19,139                        1,100                       20,239
                                                      --------     --------      ----------     ----------      --------
     Total Current Liabilities......................    64,382       70,224          30,533             --       165,139
Long-term debt less current maturities..............   433,929      162,765             219                      596,913
Reserve for product warranty claims.................    24,159                        4,234                       28,393
Other liabilities...................................    22,240                        2,126                       24,366
                                                      --------     --------      ----------     ----------      --------
Total Liabilities...................................   544,710      232,989          37,112             --       814,811
                                                      --------     --------      ----------     ----------      --------
Total Stockholders' Equity, net.....................    52,217      217,663          32,162       (249,825)       52,217
                                                      --------     --------      ----------     ----------      --------
Total Liabilities and Stockholders' Equity..........  $596,927     $450,652      $   69,274     $ (249,825)     $867,028
                                                      --------     --------      ----------     ----------      --------
                                                      --------     --------      ----------     ----------      --------

                   BUILDING MATERIALS CORPORATION OF AMERICA
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16. GUARANTOR FINANCIAL INFORMATION--(CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998
                                  (THOUSANDS)

                                                                                               NON-
                                                                PARENT       GUARANTOR      GUARANTOR
                                                                COMPANY     SUBSIDIARIES    SUBSIDIARIES    CONSOLIDATED
                                                               ---------    ------------    ------------    ------------
Cash and cash equivalents, beginning of year................   $      35     $   12,064       $    825       $   12,924
                                                               ---------     ----------       --------       ----------
Cash provided by (used in) operating activities:
Net income (loss)...........................................      (9,007)         7,337         (8,092)          (9,762)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Extraordinary losses...................................      18,113                                         18,113
     Depreciation...........................................       3,383         18,573          6,979           28,935
     Goodwill and other amortization........................         641            201          1,470            2,312
     Deferred income taxes..................................       4,538                                          4,538
     Noncash interest charges...............................      23,877                                         23,877
  (Increase) decrease in working capital items..............     (37,888)        37,025        (15,099)         (15,962)
  Increase (decrease) in product warranty claims............      13,220                        (1,569)          11,651
  Purchases of trading securities...........................                   (189,197)                       (189,197)
  Proceeds from sales of trading securities.................                    124,931                         124,931
  (Increase) decrease in other assets.......................        (482)           560            204              282
  Increase in other liabilities.............................       1,487                         1,780            3,267
  Change in net receivable from/payable to related
     parties................................................      26,828          5,913          9,894           42,635
  Other, net................................................       3,702          9,016         (1,446)          11,272
                                                               ---------     ----------       --------       ----------
Net cash provided by (used in) operating activities.........      48,412         14,359         (5,879)          56,892
                                                               ---------     ----------       --------       ----------
Cash provided by (used in) investing activities:
  Capital expenditures......................................      (4,799)       (49,898)       (20,637)         (75,334)
  Acquisitions..............................................     (59,187)                                       (59,187)
  Proceeds from sale of assets..............................                                    29,019           29,019
  Purchases of available-for-sale securities................                    (89,324)                        (89,324)
  Purchases of held-to-maturity securities..................                     (6,357)                         (6,357)
  Proceeds from sales of available-for-sale securities......                    170,055                         170,055
  Proceeds from held-to-maturity securities.................                        499                             499
                                                               ---------     ----------       --------       ----------
Net cash provided by (used in) investing activities.........     (63,986)        24,975          8,382          (30,629)
                                                               ---------     ----------       --------       ----------
Cash provided by (used in) financing activities:
  Repayments from sale of accounts receivable...............      30,578                                         30,578
  Decrease in short-term debt...............................                    (26,944)                        (26,944)
  Decrease in loan receivable from related party............       6,152                                          6,152
  Proceeds from issuance of debt............................     304,019                                        304,019
  Decrease in borrowings under revolving credit
     facility...............................................     (34,000)                                       (34,000)
  Repayments of long-term debt..............................    (285,108)        (2,706)           (90)        (287,904)
  Financing fees and expenses...............................      (6,099)                                        (6,099)
                                                               ---------     ----------       --------       ----------
Net cash used in financing activities.......................      15,542        (29,650)           (90)         (14,198)
                                                               ---------     ----------       --------       ----------
Net change in cash and cash equivalents.....................         (32)         9,684          2,413           12,065
                                                               ---------     ----------       --------       ----------
Cash and cash equivalents, end of year......................   $       3     $   21,748       $  3,238       $   24,989
                                                               ---------     ----------       --------       ----------
                                                               ---------     ----------       --------       ----------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 16. GUARANTOR FINANCIAL INFORMATION--(CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                                  (THOUSANDS)

                                                                                 NON-
                                                   PARENT     GUARANTOR       GUARANTOR
                                                  COMPANY     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                  --------    ------------    ------------    ------------    ------------
Net sales......................................   $920,692      $     --        $219,347       $       --      $1,140,039
Intercompany net sales.........................      7,230       655,041          76,271         (738,542)             --
                                                  --------      --------        --------       ----------      ----------
Total net sales................................    927,922       655,041         295,618         (738,542)      1,140,039
                                                  --------      --------        --------       ----------      ----------
Costs and expenses:
  Cost of products sold........................    702,957       595,022         253,260         (738,542)        812,697
  Selling, general and administrative..........    157,372        40,440          41,748                          239,560
  Goodwill amortization........................        641                         1,393                            2,034
  Transition service agreement (income)
     expense...................................       (500)          500                                               --
  Nonrecurring charges.........................      2,650                                                          2,650
                                                  --------      --------        --------       ----------      ----------
     Total costs and expenses..................    863,120       635,962         296,401         (738,542)      1,056,941
                                                  --------      --------        --------       ----------      ----------
Operating income (loss)........................     64,802        19,079            (783)              --          83,098
Equity in loss of subsidiaries.................     23,370                                        (23,370)             --
Intercompany licensing income (expense), net...    (27,622)       27,622                                               --
Interest expense, net..........................    (26,565)       (9,662)        (12,090)                         (48,317)
Other income (expense), net....................     (7,489)       12,929                                            5,440
                                                  --------      --------        --------       ----------      ----------
Income (loss) before income taxes and
  extraordinary losses.........................     26,496        49,968         (12,873)         (23,370)         40,221
Income tax (provision) benefit.................     (1,157)      (18,488)          4,763               --         (14,882)
                                                  --------      --------        --------       ----------      ----------
Income (loss) before extraordinary losses......     25,339        31,480          (8,110)         (23,370)         25,339
Extraordinary losses, net of income tax
  benefits.....................................     (1,296)                                                        (1,296)
                                                  --------      --------        --------       ----------      ----------
Net income (loss)..............................   $ 24,043      $ 31,480        $ (8,110)      $  (23,370)     $   24,043
                                                  --------      --------        --------       ----------      ----------
                                                  --------      --------        --------       ----------      ----------

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 16. GUARANTOR FINANCIAL INFORMATION--(CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999
                                  (THOUSANDS)

                                                                                 NON-
                                                   PARENT     GUARANTOR       GUARANTOR
                                                  COMPANY     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                  --------    ------------    ------------    ------------    ------------
                    ASSETS
Current Assets:
  Cash and cash equivalents....................   $     81      $ 53,184        $  2,687       $       --       $ 55,952
  Investments in trading securities ...........                      687                                             687
  Investments in available-for-sale
     securities ...............................                   29,702                                          29,702
  Other short-term investments.................                    1,590                                           1,590
  Accounts receivable, trade...................      1,590                        21,348                          22,938
  Accounts receivable, other...................     57,200           348           5,344                          62,892
  Receivable from related parties..............     59,132                                                        59,132
  Inventories..................................     52,903        23,210          32,502                         108,615
  Other current assets.........................      1,208         2,199             832                           4,239
                                                  --------      --------        --------       ----------       --------
     Total Current Assets......................    172,114       110,920          62,713               --        345,747
Investment in subsidiaries.....................    273,195                                       (273,195)            --
Intercompany loans including accrued
  interest.....................................    166,762                      (166,762)                             --
Due from (to) subsidiaries, net................   (146,942)      161,660         (14,718)                             --
Property, plant and equipment, net.............     32,821       256,542         121,340                         410,703
Excess of cost over net assets of businesses
  acquired, net................................     18,739                        51,669                          70,408
Deferred income tax benefits...................     45,561                                                        45,561
Other assets...................................     15,454         6,901             338                          22,693
                                                  --------      --------        --------       ----------       --------
Total Assets...................................   $577,704      $536,023        $ 54,580       $ (273,195)      $895,112
                                                  --------      --------        --------       ----------       --------
                                                  --------      --------        --------       ----------       --------
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.........   $  2,333      $  3,729        $     87       $       --       $  6,149
  Accounts payable.............................     41,799        28,146          14,389                          84,334
  Payable to related party.....................     12,382         2,583              59                          15,024
  Accrued liabilities..........................     19,695        87,228           8,905                         115,828
  Reserve for product warranty claims..........     13,400                         1,100                          14,500
                                                  --------      --------        --------       ----------       --------
     Total Current Liabilities.................     89,609       121,686          24,540                         235,835
Long-term debt less current maturities.........    435,398       165,194             153                         600,745
Reserve for product warranty claims............     16,127                         3,687                          19,814
Other liabilities..............................     14,881                         2,148                          17,029
                                                  --------      --------        --------       ----------       --------
Total Liabilities..............................    556,015       286,880          30,528               --        873,423
                                                  --------      --------        --------       ----------       --------
Total Stockholders' Equity, net................     21,689       249,143          24,052         (273,195)        21,689
                                                  --------      --------        --------       ----------       --------
Total Liabilities and Stockholders' Equity ....   $577,704      $536,023        $ 54,580       $ (273,195)      $895,112
                                                  --------      --------        --------       ----------       --------
                                                  --------      --------        --------       ----------       --------

                   BUILDING MATERIALS CORPORATION OF AMERICA
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16. GUARANTOR FINANCIAL INFORMATION--(CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999
                                  (THOUSANDS)

                                                             PARENT       GUARANTOR      NON-GUARANTOR
                                                             COMPANY     SUBSIDIARIES    SUBSIDIARIES     CONSOLIDATED
                                                            ---------    ------------    -------------    ------------
Cash and cash equivalents, beginning of year.............   $       3     $   21,748        $ 3,238        $   24,989
                                                            ---------     ----------        -------        ----------
Cash provided by (used in) operating activities:
Net income (loss)........................................         673         31,480         (8,110)           24,043
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Extraordinary losses................................       1,296                                           1,296
     Depreciation........................................       2,628         21,752          8,606            32,986
     Goodwill and other amortization.....................       1,282                         1,393             2,675
     Deferred income taxes...............................      14,131                                          14,131
     Noncash interest charges............................       3,321                                           3,321
  Decrease in working capital items......................      (2,248)       (14,782)        (9,170)          (26,200)
  Decrease in product warranty claims....................     (13,771)                         (547)          (14,318)
  Purchases of trading securities........................                   (139,522)                        (139,522)
  Proceeds from sales of trading securities..............                    243,097                          243,097
  Increase in other assets...............................        (828)        (3,672)            (1)           (4,501)
  Increase (decrease) in other liabilities...............      (2,357)                           22            (2,335)
  Change in net receivable from/payable to related
     parties.............................................      53,715       (127,932)        25,424           (48,793)
  Other, net.............................................                     (3,054)          (349)           (3,403)
                                                            ---------     ----------        -------        ----------
Net cash provided by operating activities................      57,842          7,367         17,268            82,477
                                                            ---------     ----------        -------        ----------
Cash provided by (used in) investing activities:
  Capital expenditures...................................        (829)       (27,255)       (17,238)          (45,322)
  Acquisitions...........................................                                      (515)             (515)
  Purchases of available-for-sale securities.............                    (76,048)                         (76,048)
  Purchases of held-to-maturity securities...............                     (2,349)                          (2,349)
  Proceeds from sales of available-for-sale securities...                     97,400                           97,400
  Proceeds from held-to-maturity securities..............                      7,758                            7,758
  Proceeds from sales of other short-term investments....                     21,421                           21,421
                                                            ---------     ----------        -------        ----------
Net cash provided by (used in) investing activities......        (829)        20,927        (17,753)            2,345
                                                            ---------     ----------        -------        ----------
Cash provided by (used in) financing activities:
  Repayments from sale of accounts receivable............       5,640                                           5,640
  Proceeds from issuance of long-term debt...............      31,850          6,093                           37,943
  Repayments of long-term debt...........................     (32,937)        (2,951)           (66)          (35,954)
  Distributions to parent company........................     (60,000)                                        (60,000)
  Proceeds from issuance of common stock.................         870                                             870
  Financing fees and expenses............................      (2,358)                                         (2,358)
                                                            ---------     ----------        -------        ----------
Net cash provided by (used in) financing activities......     (56,935)         3,142            (66)          (53,859)
                                                            ---------     ----------        -------        ----------
Net change in cash and cash equivalents..................          78         31,436           (551)           30,963
                                                            ---------     ----------        -------        ----------
Cash and cash equivalents, end of year...................   $      81     $   53,184        $ 2,687        $   55,952
                                                            ---------     ----------        -------        ----------
                                                            ---------     ----------        -------        ----------

                   BUILDING MATERIALS CORPORATION OF AMERICA

                         SUPPLEMENTARY DATA (UNAUDITED)

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                1998 BY QUARTER                         1999 BY QUARTER
                                      ------------------------------------    ------------------------------------
                                      FIRST     SECOND    THIRD     FOURTH    FIRST     SECOND    THIRD     FOURTH
                                      ------    ------    ------    ------    ------    ------    ------    ------
                                                                       (MILLIONS)
Net sales..........................   $212.4    $286.2    $313.6    $275.7    $262.9    $310.5    $312.8    $253.8
Cost of products sold..............    156.2     201.0     219.6     197.5     190.2     216.8     219.2     186.4
                                      ------    ------    ------    ------    ------    ------    ------    ------
Gross profit.......................   $ 56.2    $ 85.2    $ 94.0    $ 78.2    $ 72.7    $ 93.7    $ 93.6    $ 67.4
                                      ------    ------    ------    ------    ------    ------    ------    ------
                                      ------    ------    ------    ------    ------    ------    ------    ------
Operating income (loss)*...........   $  7.5    $ 26.0    $  (.9)   $ 14.8    $ 15.7    $ 30.4    $ 25.5    $ 11.5
                                      ------    ------    ------    ------    ------    ------    ------    ------
                                      ------    ------    ------    ------    ------    ------    ------    ------
Interest expense...................   $ 12.7    $ 12.8    $ 12.4    $ 12.1    $ 11.9    $ 12.9    $ 12.3    $ 11.2
                                      ------    ------    ------    ------    ------    ------    ------    ------
                                      ------    ------    ------    ------    ------    ------    ------    ------
Income (loss) before income taxes
  and extraordinary losses.........   $  5.1    $ 17.3    $ (6.7)   $ (2.3)   $  3.3    $ 24.6    $ 13.7    $ (1.4)
Income tax (provision) benefit.....     (2.0)     (6.7)      2.7       0.9      (1.2)     (9.1)     (5.0)      0.4
                                      ------    ------    ------    ------    ------    ------    ------    ------
Income (loss) before extraordinary
  losses...........................      3.1      10.6      (4.0)     (1.4)      2.1      15.5       8.7      (1.0)
Extraordinary losses...............       --        --      (9.3)     (8.8)       --        --      (1.3)       --
                                      ------    ------    ------    ------    ------    ------    ------    ------
Net income (loss)..................   $  3.1    $ 10.6    $(13.3)   $(10.2)   $  2.1    $ 15.5    $  7.4    $ (1.0)
                                      ------    ------    ------    ------    ------    ------    ------    ------
                                      ------    ------    ------    ------    ------    ------    ------    ------

------------------
* The operating loss for the third quarters of 1998 and 1999 reflect $27.6 and
  2.7 million, respectively, of nonrecurring charges. See Note 5 to Consolidated Financial Statements.

                                                                     SCHEDULE II

                   BUILDING MATERIALS CORPORATION OF AMERICA

                       VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1997
                                  (THOUSANDS)

                                                      BALANCE      CHARGED TO                             BALANCE
                                                     JANUARY 1,    SALES OR                              DECEMBER 31,
DESCRIPTION                                            1997        EXPENSES      DEDUCTIONS    OTHER        1997
---------------------------------------------------  ----------    ----------    ----------    ------    ------------
Valuation and Qualifying Accounts
  Deducted from Assets To Which
     They Apply:
     Allowance for doubtful accounts...............   $  1,974      $  2,224      $  1,530(a)  $   84(c)   $  2,752(b)
     Allowance for discounts.......................     22,468        80,989        88,443      4,389(c)     19,403
     Reserve for inventory market valuation........      2,509           821         1,824         --         1,506

                          YEAR ENDED DECEMBER 31, 1998
                                  (THOUSANDS)

                                                      BALANCE      CHARGED TO                             BALANCE
                                                     JANUARY 1,    SALES OR                              DECEMBER 31,
DESCRIPTION                                            1998        EXPENSES      DEDUCTIONS    OTHER        1998
---------------------------------------------------  ----------    ----------    ----------    ------    ------------
Valuation and Qualifying Accounts
  Deducted from Assets To Which
     They Apply:
     Allowance for doubtful accounts...............   $  2,752      $  1,419      $    486     $  350(c)   $  4,035(b)
     Allowance for discounts.......................     19,403        91,569        87,109         --        23,863
     Reserve for inventory market valuation........      1,506         1,458           918        500(c)      2,546

                          YEAR ENDED DECEMBER 31, 1999
                                  (THOUSANDS)

                                                      BALANCE      CHARGED TO                             BALANCE
                                                     JANUARY 1,    SALES OR                              DECEMBER 31,
DESCRIPTION                                            1999        EXPENSES      DEDUCTIONS    OTHER        1999
---------------------------------------------------  ----------    ----------    ----------    ------    ------------
Valuation and Qualifying Accounts
  Deducted from Assets To Which
     They Apply:
     Allowance for doubtful accounts...............   $  4,035      $    484      $    500     $   --      $  4,019
     Allowance for discounts.......................     23,863        96,645        97,280        (33)       23,195
     Reserve for inventory market valuation........      2,546         2,794         3,623         --         1,717

------------------

Notes:

(a) Represents write-offs of uncollectible accounts net of recoveries.

(b) The balances at December 31, 1997, 1998 and 1999 primarily reflect a reserve for receivables sold to a trust (see Note 7 to Consolidated Financial Statements).

(c) Represents balance acquired through acquisitions.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
-------   ---------------------------------------------------------------------
  2.1     -- Reorganization Agreement, dated as of December 31, 1998, by and among BMCA, Building Materials Manufacturing Corporation and Building Materials Investment Corporation (incorporated by reference to Exhibit 2.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-69749) (the "2008 Notes S-4")).
  3.1     -- Amended and Restated Certificate of Incorporation of BMCA.
  3.2     -- By-laws of BMCA (incorporated by reference to Exhibit 3.2 to
             BMCA's Registration Statement on Form S-4 (Registration
             No. 33-81808) (the "Deferred Coupon Note Registration
             Statement")).
  3.3     -- Certificate of Incorporation of Building Materials Manufacturing
             Corporation (incorporated by referenced to Exhibit 3.3 to BMCA's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K")).
  3.4     -- By-laws of Building Materials Manufacturing Corporation
             (incorporated by reference to Exhibit 3.4 to the 1998 Form 10-K).
  3.5     -- Certificate of Incorporation of Building Materials Investment
             Corporation (incorporated by reference to Exhibit 3.5 to the 1998 Form 10-K).
  3.6     -- By-laws of Building Materials Investment Corporation (incorporated by reference to Exhibit 3.6 to the 1998 Form 10-K).
  4.1     -- Indenture, dated as of December 3, 1998, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the 2008 Notes S-4).
  4.2     -- First Supplemental Indenture, dated as of January 1, 1999, to
             Indenture, dated as of December 3, 1998, among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the 2008 Notes S-4).
  4.3     -- Indenture, dated as of December 9, 1996, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration
             No. 333-20859) (the "2006 Notes Registration Statement")).
  4.4     -- Indenture, dated as of October 20, 1997, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration
             No. 333-41531) (the "8% Notes Registration Statement")).
  4.5     -- Indenture, dated as of July 17, 1998, between BMCA and The Bank of
             New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration
             No. 333-60633) (the "2005 Notes S-4")).
  4.6     -- First Supplemental Indenture, dated as of January 1, 1999, to
             Indenture, dated as of December 9, 1996, among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.7 to the 2008 Notes S-4).
  4.7     -- First Supplemental Indenture, dated as of January 1, 1999, to
             Indenture, dated as of October 20, 1997, among BMCA, as issuer, Building Materials Manufacturing Corporation, as co-obligor, Building Materials Investment Corporation, as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.8 to the 2008 Notes S-4).

  4.8     -- First Supplemental Indenture, dated as of January 1, 1999, to
             Indenture, dated as of July 17, 1998, among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.9 to the 2008 Notes S-4).
 10.1     -- Amended and Restated Management Agreement, dated as of January 1,
             1999 (the "Management Agreement"), among GAF, G-I Holdings, G Industries, Merick Inc., GAF Fiberglass, ISP, GAF Building Materials Corporation, GAF Broadcasting Company, Inc., BMCA and ISP Opco Holdings Inc. (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).
 10.2     -- Amendment No. 1 to the Management Agreement (incorporated by reference to Exhibit 10.2 to International Specialty Products Inc. Annual Report on Form 10-K for the year ended December 31, 1999).
 10.3     -- Form of Option Agreement relating to Series A Cumulative
             Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 10.9 to BMCA's Form 10-K for the year ended
             December 31, 1996 (the "1996 Form 10-K")).*
 10.4     -- Forms of Amendment to Option Agreement relating to Series A
             Cumulative Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 10.12 to BMCA's Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).*
 10.5     -- Form of Option Agreement relating to Series A Cumulative
             Redeemable Preferred Stock (incorporated by reference to
             Exhibit 10.13 to the 1997 Form 10-K).*
 10.6     -- BMCA Preferred Stock Option Plan (incorporated by reference to
             Exhibit 4.2 to BMCA's Registration Statement on Form S-8 (Registration No. 333-60589)).*
 10.7     -- Tax Sharing Agreement, dated as of January 31, 1994, among GAF,
             G-I Holdings and BMCA (incorporated by reference to Exhibit 10.6 to the Deferred Coupon Note Registration Statement).
 10.8     -- Reorganization Agreement, dated as of January 31, 1994, among GAF
             Building Materials Corporation, G-I Holdings and BMCA (incorporated by reference to Exhibit 10.9 to the Deferred Coupon Notes Registration Statement).
 21       -- Subsidiaries of BMCA.
 23       -- Consent of Arthur Andersen LLP.
 27.1     -- Financial Data Schedule for fiscal year 1999, which is submitted electronically to the Securities and Exchange Commission for information only.
 27.2     -- Restated Financial Data Schedule for fiscal year 1998, which is submitted electronically to the Securities and Exchange Commission for information only.
 27.3     -- Restated Financial Data Schedule for fiscal year 1997, which is submitted electronically to the Securities and Exchange Commission for information only.

------------------
 * Management and/or compensation plan or arrangement.