Form 10-Q
period 2000-04-02
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS INVESTMENT CORP
filed 2000-05-16
CIK 927314, 1078706, 1078820

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE  SECURITIES  EXCHANGE ACT OF 1934
                 For The  Quarterly  Period Ended April 2, 2000

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

YES  /X/          NO  / /

As of May 12, 2000, 1,019,754 shares of Class A Common Stock, $.001 par value, and 15,000 shares of Class B Common Stock, $.001 par value, of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

As of May 12, 2000, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares were held by non-affiliates.

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
                                                                                 (302) 427-5960


                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS


                   BUILDING MATERIALS CORPORATION OF AMERICA

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                                         Quarter Ended
                                                    ------------------------
                                                    April 4,        April 2,
                                                     1999             2000
                                                    --------        --------
                                                            (Thousands)

Net sales .............................           $262,928          $289,815
                                                  --------          --------
Costs and expenses:
  Cost of products sold ...............            190,187           214,357
  Selling, general and administrative..             56,525            60,150
  Goodwill amortization ...............                509               515
                                                  --------          --------
    Total costs and expenses...........            247,221           275,022
                                                  --------          --------

Operating income ......................             15,707            14,793
Interest expense ......................            (11,903)          (12,445)
Other expense, net.....................               (510)           (1,164)
                                                   -------          --------
Income before income taxes ............              3,294             1,184
Income taxes ..........................             (1,219)             (438)
                                                  --------          --------

Net income ............................           $  2,075          $    746
                                                  ========          ========






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                          CONSOLIDATED BALANCE SHEETS
                                                                    April 2,
                                                     December 31,     2000
                                                         1999      (Unaudited)
                                                     ------------   -----------
ASSETS                                                      (Thousands)
Current Assets:
  Cash and cash equivalents.........................  $  55,952     $  54,403
  Investments in trading securities.................        687           245
  Investments in available-for-sale securities......     29,702        28,787
  Other short-term investments......................      1,590             -
  Accounts receivable, trade, net...................     22,938        30,949
  Accounts receivable, other........................     62,892        96,065
  Receivable from related parties ..................     59,132        65,828
  Inventories.......................................    108,615       127,650
  Other current assets..............................      4,239         4,498
                                                      ---------     ---------
    Total Current Assets............................    345,747       408,425
Property, plant and equipment, net..................    410,703       411,919
Excess of cost over net assets of businesses
  acquired, net ....................................     70,408        69,328
Deferred income tax benefits........................     45,561        44,618
Other assets........................................     22,693        24,066
                                                      ---------     ---------
Total Assets........................................  $ 895,112     $ 958,356
                                                      =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt..............  $   6,149     $   6,919
  Accounts payable..................................     84,334       104,064
  Payable to related party..........................     15,024        15,710
  Accrued liabilities...............................    115,828       119,338
  Reserve for product warranty claims...............     14,500        14,500
                                                       --------     ---------
    Total Current Liabilities.......................    235,835       260,531
                                                       --------     ---------
Long-term debt less current maturities..............    600,745       638,937
                                                       --------     ---------
Reserve for product warranty claims.................     19,814        18,524
                                                       ---------    ---------
Other liabilities...................................     17,029        16,484
                                                       ---------    ---------
Stockholders' Equity:
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    200,000 and 400,000 shares authorized,
    respectively; no shares issued..................          -             -
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,010 and
    1,020,985 shares, issued and outstanding,
    respectively ...................................          1             1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 15,000 shares
    issued and outstanding .........................          -             -
  Additional paid-in capital........................     40,632        40,899
  Retained earnings ................................          -           746
  Accumulated other comprehensive loss .............    (18,944)      (17,766)
                                                      ---------     ---------
    Total Stockholders' Equity .....................     21,689        23,880
                                                      ---------     ---------
 Total Liabilities and Stockholders' Equity ........  $ 895,112     $ 958,356
                                                      =========     =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                             Quarter Ended
                                                          -------------------
                                                          April 4,   April 2,
                                                            1999       2000
                                                          --------   --------
                                                             (Thousands)

Cash and cash equivalents, beginning of period........... $ 24,989   $ 55,952
                                                          --------   --------

Cash provided by (used in) operating activities:
  Net income.............................................    2,075        746
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation ......................................    7,679      9,147
      Goodwill and other amortization....................      619        722
      Deferred income taxes..............................    1,074        252
      Noncash interest charges...........................    1,140        477
  Increase in working capital items......................  (66,751)   (64,857)
  Decrease in product warranty claims....................   (2,531)    (1,290)
  Purchases of trading securities........................  (82,046)    (1,019)
  Proceeds from sales of trading securities..............  125,542      1,860
  Change in net receivable from/payable to related
    parties..............................................  (29,779)    (6,010)
  Other, net.............................................   (6,140)      (579)
                                                          --------   --------
Net cash provided by (used in) operating activities......  (49,118)   (60,551)
                                                          --------   --------

Cash provided by (used in) investing activities:
  Capital expenditures...................................  (14,484)   (14,175)
  Proceeds from sale of assets...........................        -      4,607
  Purchases of available-for-sale securities.............  (55,887)      (219)
  Purchases of held-to-maturity securities...............   (1,401)         -
  Proceeds from sales of available-for-sale securities...   19,419      3,002
  Proceeds from held-to-maturity securities..............    5,629          -
  Proceeds from sales of other short-term investments....    5,000      1,590
                                                          --------   --------
Net cash used in investing activities..................    (41,724)    (5,195)
                                                          --------   --------
Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..............   23,149     26,816
  Increase in short-term debt............................   23,743          -
  Increase in borrowings under revolving credit facility    39,500     40,000
  Repayments of long-term debt...........................   (1,733)    (1,113)
  Proceeds from issuance of common stock.................        -        265
  Financing fees and expenses............................     (234)    (1,771)
                                                          --------   --------
Net cash provided by financing activities................   84,425     64,197
                                                          --------   --------
Net change in cash and cash equivalents..................   (6,417)    (1,549)
                                                          --------   --------
Cash and cash equivalents, end of period................. $ 18,572   $ 54,403
                                                          ========   ========
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).............     $  7,174   $  7,527
    Income taxes.....................................          270        307



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  BUILDING MATERIALS CORPORATION OF AMERICA

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Building Materials Corporation of America (the "Company") was formed on January 31, 1994 and is a 99.6% owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a 97% owned subsidiary of GAF Building Materials Corporation ("GAFBMC"), which is a wholly-owned subsidiary of GAF Fiberglass Corporation ("GFC"), which is a wholly-owned subsidiary of G Industries Corp., which is a wholly-owned subsidiary of G-I Holdings Inc., which is a wholly-owned subsidiary of GAF Corporation ("GAF"). The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at April 2, 2000, and the results of operations and cash flows for the periods ended April 4, 1999 and April 2, 2000. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Form 10-K").

Certain   reclassifications   have  been  made  to  conform   to  current   year
presentation.

Note 1.  Capital Contribution

         Effective August 18, 1999, GFC, in a series of transactions, contributed certain assets, including the glass fiber manufacturing facility located in Nashville, Tennessee and certain related liabilities (the "Nashville facility") to the Company. Accordingly, the Company's historical consolidated financial statements have been restated to include the results of operations, cash flows and assets and liabilities of the Nashville facility. For financial reporting purposes, the contribution of the Nashville facility was recorded by the Company at the historical cost of $9.3 million. The increase in net income resulting from the contribution of the Nashville facility for the three-month period ended April 4, 1999 was $1.0 million.

Note 2.  Comprehensive Income                           Quarter Ended
                                                     -----------------------
                                                     April 4,        April 2,
                                                       1999            2000
                                                     --------        --------
                                                             (Thousands)
Net income .......................................   $ 2,075          $   746
                                                      -------         -------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses) on
    available-for-sale securities:
  Unrealized holding gains arising during the
    period, net of income taxes of $806 and $949...      209            1,617
  Less:Reclassification adjustment for gains
    included in net income, net of income taxes
    of $237 and $258...............................      404              439
                                                     -------          -------
Total other comprehensive income (loss)............     (195)           1,178
                                                     -------          -------
Comprehensive income...............................  $ 1,880          $ 1,924
                                                     =======          =======

     Changes in the components of "Accumulated other comprehensive loss" for the quarter ended April 2, 2000 are as follows:


                                  Unrealized
                                  Losses on      Minimum     Accumulated
                                  Available-     Pension     Other
                                  for-Sale       Liability   Comprehensive
                                  Securities     Adjustment  Loss
                                  -------------- ----------  -------------
                                                (Thousands)


Balance, December 31, 1999 ...    $(17,593)      $ (1,351)   $(18,944)
Change for the period ........       1,178              -       1,178
                                  --------       --------    --------
Balance, April 2, 2000........   $ (16,415)     $  (1,351)   $(17,766)
                                  ========       ========    ========


Note 3.   Inventories

     Inventories consist of the following:

                                              December 31,    April 2,
                                                 1999           2000
                                              ------------   ---------
                                                     (Thousands)

         Finished goods ..................    $ 68,878       $ 79,689
         Work in process .................      13,974         15,888
         Raw materials and supplies ......      27,462         33,772
                                              --------       --------

         Total ...........................     110,314        129,349
         Less LIFO reserve ...............      (1,699)        (1,699)
                                              --------       --------

         Inventories .....................    $108,615       $127,650
                                              ========       ========

Note 4.   Contingencies

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

         GAF has advised the Company that, as of April 2, 2000, it is defending approximately 124,200 pending alleged Asbestos Claims, having received notice of approximately 12,500 new Asbestos Claims during the first three months of 2000. GAF has advised that the Center for Claims Resolution ("CCR"), a non-profit organization set up to administer and handle asbestos-related personal injury claims against the participating companies and in which GAF was a member, terminated GAF's membership, effective January 17, 2000. GAF has advised the CCR that such termination was unauthorized and that it intends to take appropriate measures to protect its rights to pursue claims against the CCR and its member companies for reimbursement of amounts that GAF believes it has been overcharged since 1995 in respect of asbestos-related liability payments made to the CCR, for damages arising out of this improper termination and for other improper actions. Currently, the disputes between GAF and the CCR are the subject of pending Alternative Dispute Proceedings. GAF has advised that in judicial proceedings in connection with pending underlying asbestos-related claims, other than the pending claims referred to above, it is disputing its liability in respect of settlements entered into by the CCR, including, among other things, the propriety of the allocation by the CCR of GAF's liability payment shares in respect of such settlements.

         GAF has confirmed that it has experienced a significant increase in the rate of new Asbestos Claims, principally involving claimants without any asbestos-related impairment, and amounts demanded to settle these claims. GAF anticipates that these trends could well continue for the foreseeable future, and that the percentage of Asbestos Claims filed by individuals with no physical impairment will remain high. GAF has advised that it expects an increasingly adverse litigation environment in particular jurisdictions. GAF believes that these trends and the CCR's termination of GAF's membership resulted from, or was induced by, in no small part, retaliatory actions taken by asbestos lawyers against GAF in connection with GAF's active support of proposed legislation currently pending in Congress to address the national asbestos litigation crisis.

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

         For a further discussion with respect to the history of the foregoing litigation and asbestos-related matters, see Item 3. "Legal Proceedings" and Notes 3, 10 and 15 to Consolidated Financial Statements contained in the Company's Form 10-K.


Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated sites, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods. At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. The Company believes that the ultimate disposition of such matters will not, individually or in the aggregate, have a material adverse effect on the liquidity, financial position or results of operations of the Company.

     For  further  information   regarding   environmental   matters  and  other
litigation, reference is made to "Item 3. Legal Proceedings" contained in the Company's Form 10-K.

Tax Claim Against GAF

     On September 15, 1997, GAF received a notice from the Internal Revenue Service (the "Service") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a subsidiary of GAF, GFC, held an interest. The claim of the Service for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GAF incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that it will prevail in this matter, although there can be no assurance in this regard. However, if GAF is unsuccessful in challenging its tax deficiency notice, the ability of GAF to satisfy its tax obligation would be dependent on the cash flows of the Company and GFC. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. GAF, G-I Holdings and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several current and former subsidiaries of GAF, should GAF be unable to satisfy such liability. For the possible consequences to the Company of the failure of GAF to satisfy this liability and other information relating to GAF, see the penultimate paragraph of " - Asbestos Litigation Against GAF" above.


Note 5.  New Accounting Standard

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


Note 6.  Guarantor Financial Information

     Effective January 1, 1999, Building Materials Corporation of America ("the Company" or "Parent Company") transferred all of its investment assets and intellectual property assets to Building Materials Investment Corporation ("BMIC"), a newly-formed, wholly-owned subsidiary. In connection with this transfer, BMIC agreed to guarantee all of the Company's obligations under the Company's then existing bank credit facility, the Company's 7 3/4% Senior Notes due 2005, the 8 5/8% Senior Notes due 2006, the 8% Senior Notes due 2007 (the "2007 Notes") and the 8% Senior Notes due 2008 (collectively, the "Senior Notes"). The Company also transferred all of its manufacturing assets, other than those located in Texas, to Building Materials Manufacturing Corporation ("BMMC"), another newly-formed, wholly-owned subsidiary. In connection with this transfer, BMMC agreed to become a co-obligor on the 2007 Notes and to guarantee the Company's obligations under the then existing credit facility, and the Senior Notes. In addition, in August 1999, BMIC and BMMC guaranteed the Company's obligations under its three-year bank credit facility entered into in August 1999 and the Company's Term Loan due 2004. The guarantees of BMIC and BMMC are full, unconditional and joint and several.

         In addition, in connection with the above transactions, the Company and BMMC entered into license agreements, effective January 1, 1999, for the right to use intellectual property, including patents, trademarks, know-how, and franchise rights owned by BMIC for a license fee charged as a percentage of net sales. The license agreements are subject to annual renewal, unless terminated by either party to the agreements with 60 days written notice. Also, effective January 1, 1999, BMMC sells all finished goods to the Company at a manufacturing profit.

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


                   Building Materials Corporation of America
                  Condensed Consolidating Statement of Income
                          Quarter Ended April 4, 1999
                                  (Thousands)




                                                                   Non-
                                       Parent     Guarantor     Guarantor
                                       Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       --------- ------------  ------------  ------------  -----------
Net sales............................. $ 210,955   $       -     $  51,973      $       -   $ 262,928
Intercompany net sales................     1,001     144,623        16,044       (161,668)          -
                                       ---------   ---------     ---------      ---------    ---------
Total net sales.......................   211,956     144,623        68,017       (161,668)    262,928
                                       ---------   ---------     ---------      ---------    ---------

Costs and expenses:
  Cost of products sold...............   162,566     130,395        58,894       (161,668)    190,187
  Selling, general and administrative.    36,300       9,718        10,507                     56,525
  Transition service agreement
    (income) expense..................      (250)        250                                        -
  Goodwill amortization...............       160                       349                        509
                                       ---------   ---------     ---------      ---------     --------
Total costs and expenses..............   198,776     140,363        69,750       (161,668)    247,221
                                       ---------   ---------     ---------      ---------     --------
Operating income (loss)...............    13,180       4,260        (1,733)             -      15,707

Equity in earnings of subsidiaries....     3,526                                   (3,526)          -
Intercompany licensing income
  (expense), net......................    (6,329)      6,329                                        -
Interest expense, net.................    (7,290)     (1,996)       (2,617)                   (11,903)
Other income (expense), net...........    (1,866)      1,356                                     (510)
                                       ---------   ---------     ----------       ---------  ---------

Income (loss) before income taxes.....     1,221       9,949        (4,350)        (3,526)      3,294
Income tax (provision) benefit........       854      (3,683)        1,610                     (1,219)
                                       ---------   ---------     ---------      ----------    --------

Net income (loss).....................  $  2,075 $     6,266     $  (2,740)     $  (3,526)   $  2,075
                                        ========    ========     =========      ==========    ========



                   Building Materials Corporation of America
                  Condensed Consolidating Statement of Income
                          Quarter Ended April 2, 2000
                                  (Thousands)




                                                                   Non-
                                        Parent     Guarantor     Guarantor
                                       Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       --------- ------------  ------------  ------------  ------------

Net sales............................. $ 236,776   $       -     $  53,039     $      -      $289,815
Intercompany net sales................     2,221     172,727        25,551     (200,499)            -
                                       ---------   ---------     ---------     ---------     --------
Total net sales.......................   238,997     172,727        78,590     (200,499)      289,815
                                       ---------   ---------     ---------     ---------     --------

Costs and expenses:
  Cost of products sold...............   190,561     156,841        67,454     (200,499)      214,357
  Selling, general and administrative.    38,646      10,855        10,649                     60,150
  Goodwill amortization...............       160                       355                        515
                                       ---------   ---------     ---------     ---------     --------
Total costs and expenses..............   229,367     167,696        78,458     (200,499)      275,022
                                       ---------   ---------     ---------     ---------     --------

Operating income......................     9,630       5,031           132            -        14,793

Equity in earnings of subsidiaries....     5,374                                 (5,374)            -
Intercompany licensing income
  (expense), net......................    (8,792)      8,792                                        -
Interest expense, net.................    (6,183)     (2,710)       (3,552)                   (12,445)
Other income (expense), net...........    (2,001)        837             -                     (1,164)
                                       ---------   ---------     ---------     ---------     ---------
Income (loss) before income taxes
   and extraordinary loss.............    (1,972)     11,950        (3,420)      (5,374)        1,184
Income tax (provision) benefit........     2,718      (4,422)        1,266                       (438)
                                       ---------   ---------     ---------     ---------      --------
Net income (loss)..................... $     746   $   7,528     $  (2,154)    $ (5,374)     $    746
                                       =========   =========     =========     =========      ========


Note 6.  Guarantor Financial Information - (Continued)


                   Building Materials Corporation of America
                Condensed Consolidating Statement of Cash Flows
                          Quarter Ended April 4, 1999
                                  (Thousands)



                                                                                Non-
                                                      Parent    Guarantor     Guarantor
                                                      Company  Subsidiaries  Subsidiaries  Consolidated
                                                      -------  ------------  ------------- ------------
Cash and cash equivalents, beginning of period....... $      3    $  21,748    $   3,238    $ 24,989
                                                      ---------    ---------    ---------    --------
Cash provided by (used in) operating activities:
Net income(loss).....................................     (213)       5,028       (2,740)      2,075
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Depreciation.....................................      629        4,455        2,595       7,679
    Goodwill and other amortization..................      279                       349         619
    Deferred income taxes............................    1,074                                 1,074
    Noncash interest charges.........................    1,140                                 1,140
Increase in working capital items....................  (43,385)      (8,491)     (14,875)    (66,751)
Decrease in product warranty claims..................   (2,428)                     (103)     (2,531)
Purchases of trading securities......................               (82,046)                 (82,046)
Proceeds from sales of trading securities............               125,542                  125,542
Change in net receivable from/payable to
  related parties....................................  (24,844)     (26,540)      21,605     (29,779)
Other, net...........................................      381       (6,275)        (246)     (6,140)
                                                       -------     --------     --------    --------
Net cash provided by(used in)operating activities....  (67,376)      11,673        6,585     (49,118)
                                                      --------    ---------    ---------    --------
Cash provided by(used in)investing activities:
  Capital expenditures...............................      251       (9,755)      (4,980)    (14,484)
  Purchases of available-for-sale securities.........               (55,887)                 (55,887)
  Purchases of held-to-maturity securities ..........                (1,401)                  (1,401)
  Proceeds from sales of available-for-sale
   securities........................................                19,419                   19,419
  Proceeds from held-to-maturity securities..........                 5,629                    5,629
  Proceeds from sales of other short-term
   investments.......................................                 5,000                    5,000
                                                      ---------    ---------    ---------    -------
Net cash provided by(used in)investing activities....      251      (36,995)      (4,980)    (41,724)
                                                      ---------    ---------    ---------    -------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..........   23,149                                23,149
  Increase in short-term debt........................    5,000       18,743                   23,743
  Increase in borrowings under revolving
    credit facility..................................   39,500                                39,500
  Repayments of long-term debt.......................     (290)      (1,420)         (23)     (1,733)
  Financing fees and expenses........................     (234)                                 (234)
                                                      ---------    ---------    ----------   --------
Net cash provided by (used in) financing activities..   67,125       17,323          (23)     84,425
                                                      ---------    ---------    ---------    -------
Net change in cash and cash equivalents..............        -       (7,999)       1,582      (6,417)
                                                      ---------    ---------    ---------    -------
Cash and cash equivalents, end of period............. $      3   $   13,749    $   4,820   $  18,572
                                                      =========    =========    =========   ========



                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                                December 31, 1999
                                   (Thousands)



                                                                     Non-
                                          Parent    Guarantor      Guarantor       Elim-
                                          Company   Subsidiaries  Subsidiaries  inations   Consolidated
                                          --------- ------------- ------------ ----------- ------------
ASSETS
Current Assets:
  Cash and cash equivalents............... $      81  $  53,184   $   2,687   $        -   $  55,952
  Investments in trading securities.......                  687                                  687
  Investments in available-for-sale
    securities............................               29,702                               29,702
  Other short-term investments............                1,590                                1,590
  Accounts receivable, trade..............     1,590                 21,348                   22,938
  Accounts receivable, other..............    57,200        348       5,344                   62,892
  Receivable from related parties.........    59,132                                          59,132
  Inventories.............................    52,903     23,210      32,502                  108,615
  Other current assets....................     1,208      2,199         832                    4,239
                                             -------   ---------   ---------    ---------   --------
    Total Current Assets..................   172,114    110,920      62,713             -    345,747

Investment in subsidiaries................   273,195                            (273,195)          -
Intercompany loans including accrued
  interest................................   166,762               (166,762)                       -
Due from(to)subsidiaries, net.............  (146,942)   161,660     (14,718)                       -
Property, plant and equipment, net........    32,821    256,542     121,340                  410,703
Excess of cost over net assets of
  businesses acquired, net................    18,739                 51,669                   70,408
Deferred income tax benefits..............    45,561                                          45,561
Other assets..............................    15,454      6,901         338                   22,693
                                           ---------   ---------  ---------    ---------   ---------
Total Assets.............................. $ 577,704  $ 536,023   $  54,580    $(273,195)  $ 895,112
                                           =========  =========   =========    =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.... $   2,333  $   3,729   $      87    $       -   $   6,149
  Accounts payable........................    41,799     28,146      14,389                   84,334
  Payable to related party................    12,382      2,583          59                   15,024
  Accrued liabilities.....................    19,695     87,228       8,905                  115,828
  Reserve for product warranty claims.....    13,400                  1,100                   14,500
                                           ---------  ---------    ---------    ---------   --------
    Total Current Liabilities.............    89,609    121,686      24,540            -     235,835

Long-term debt less current maturities....   435,398    165,194         153                  600,745
Reserve for product warranty claims.......    16,127                  3,687                   19,814
Other liabilities.........................    14,881                  2,148                   17,029
                                           ---------  ---------    ---------    ---------   --------
Total Liabilities.........................   556,015    286,880      30,528            -     873,423
Total Stockholders' Equity, net...........    21,689    249,143      24,052     (273,195)     21,689
                                           ---------  ---------    ---------    ---------   --------
Total Liabilities and Stockholders' Equity $ 577,704  $ 536,023    $ 54,580    $(273,195)  $ 895,112
                                           =========  =========    =========   ==========  =========


Note 6.  Guarantor Financial Information - (Continued)


                   Building Materials Corporation of America
                     Condensed Consolidating Balance Sheet
                                 April 2, 2000
                                 (Thousands)



                                                                     Non-
                                          Parent    Guarantor      Guarantor       Elim-
                                          Company   Subsidiaries  Subsidiaries  inations   Consolidated
                                          --------- ------------- ------------ ----------- ------------
ASSETS
Current Assets:
  Cash and cash equivalents............... $       7  $  52,811   $   1,585     $      -   $  54,403
  Investments in trading securities.......                  245                                  245
  Investments in available-for-sale
    securities............................               28,787                               28,787
  Accounts receivable, trade..............                           30,949                   30,949
  Accounts receivable, other..............    84,897      2,837       8,331                   96,065
  Receivable from related parties.........    65,828          -           -                   65,828
  Inventories.............................    62,086     27,861      37,703                  127,650
  Other current assets....................     1,257      1,960       1,281                    4,498
                                             -------   ---------   ---------    ---------   --------
    Total Current Assets..................   214,075    114,501      79,849            -     408,425

Investment in subsidiaries................   280,436                            (280,436)          -
Intercompany loans including accrued
  interest................................   176,746               (176,746)                       -
Due from(to)subsidiaries, net.............  (159,111)   175,070     (15,959)                       -
Property, plant and equipment, net........    32,184    261,702     118,033                  411,919
Excess of cost over net assets of
  businesses acquired, net................    18,579                 50,749                   69,328
Deferred income tax benefits..............    44,618                                          44,618
Other assets..............................    14,916      8,815         335                   24,066
                                           ---------   ---------  ---------    ---------   ---------
Total Assets.............................. $ 622,443  $ 560,088   $  56,261    $(280,436)  $ 958,356
                                           =========  =========   =========    =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.... $   2,072  $   4,760   $      87    $       -   $   6,919
  Accounts payable........................    45,681     41,135      17,248                  104,064
  Payable to related party................    10,342      5,200         168                   15,710
  Accrued liabilities.....................    22,186     87,071      10,081                  119,338
  Reserve for product warranty claims.....    13,400                  1,100                   14,500
                                           ---------  ---------    ---------    ---------   --------
    Total Current Liabilities.............    93,681    138,166      28,684            -     260,531

Long-term debt less current maturities....   475,413    163,383         141                  638,937
Reserve for product warranty claims.......    14,855                  3,669                   18,524
Other liabilities.........................    14,614                  1,870                   16,484
                                           ---------  ---------    ---------    ---------   --------
Total Liabilities.........................   598,563    301,549      34,364            -     934,476
Total Stockholders' Equity, net...........    23,880    258,539      21,897     (280,436)     23,880
                                           ---------  ---------    ---------    ---------   --------
Total Liabilities and Stockholders' Equity $ 622,443  $ 560,088    $ 56,261    $(280,436)  $ 958,356
                                           =========  ==========   ==========   ========== =========

Note 6.  Guarantor Financial Information - (Continued)


                   Building Materials Corporation of America
                Condensed Consolidating Statement of Cash Flows
                          Quarter Ended April 2, 2000
                                  (Thousands)



                                                                                Non-
                                                      Parent     Guarantor    Guarantor
                                                      Company   Subsidiaries Subsidiaries  Consolidated
                                                      ---------  ------------ -------------  ---------
Cash and cash equivalents, beginning of period....... $      81   $  53,184     $   2,687     $ 55,952
                                                      ---------   ---------     ---------     --------
Cash provided by(used in)operating activities:
Net income(loss).....................................    (4,626)      7,528        (2,156)         746
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Depreciation.....................................       708       5,915         2,524        9,147
    Goodwill and other amortization..................       367                       355          722
    Deferred income taxes............................       252                                    252
    Noncash interest charges.........................       477                                    477
(Increase) decrease in working capital items.........   (55,782)      5,931       (15,006)     (64,857)
Decrease in product warranty claims..................    (1,272)                      (18)      (1,290)
Purchases of trading securities......................                (1,019)                    (1,019)
Proceeds from sales of trading securities............                 1,860                      1,860
Change in net receivable from/payable to
  related parties....................................    (6,551)    (10,793)       11,334       (6,010)
Other, net...........................................      (297)       (361)           79         (579)
                                                      ---------   ---------     ---------     --------
Net cash provided by(used in)operating activities....   (66,724)      9,061        (2,888)     (60,551)
                                                      ---------   ---------     ---------     --------
Cash provided by(used in)investing activities:
  Capital expenditures...............................       (29)    (11,337)       (2,809)     (14,175)
  Proceeds from sale of assets.......................                               4,607        4,607
  Purchases of available-for-sale securities.........                  (219)                      (219)
  Proceeds from sales of available-for-sale
    securities.......................................                 3,002                      3,002
  Proceeds from sales of other short-term
    investments......................................                 1,590                      1,590
                                                      ---------   ---------     ---------     --------
Net cash provided by(used in)investing activities....       (29)     (6,964)        1,798       (5,195)
                                                      ---------   ---------     ---------     --------

Cash provided by(used in)financing activities:
  Proceeds from sale of accounts receivable..........    26,816                                 26,816
  Increase in borrowings under revolving
    credit facility..................................    40,000                                 40,000
  Repayments of long-term debt.......................      (321)       (780)         (12)       (1,113)
  Financing fees and expenses........................       (81)     (1,690)                    (1,771)
  Stock Issuance.....................................       265                                    265
                                                     ----------   ---------     ---------     --------
Net cash provided by (used in) financing activities..    66,679      (2,470)         (12)       64,197
                                                      ---------   ---------     ---------     --------
Net change in cash and cash equivalents..............       (74)       (373)      (1,102)       (1,549)
                                                      ---------   ---------     ---------     --------
Cash and cash equivalents, end of period............. $       7   $  52,811   $    1,585     $  54,403
                                                      =========   =========     =========     ========


           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - First Quarter 2000 Compared With
                        First Quarter 1999


         The Company recorded first quarter 2000 net income of $0.7 million compared with $2.1 million in the first quarter of 1999. The decline in net earnings was primarily the result of lower operating income, higher other expenses attributable to lower investment income and higher interest expense.

         The Company's net sales for the first quarter of 2000 were $289.8 million, a 10.2% increase over first quarter 1999 net sales of $262.9 million, with the increase due to net sales gains in residential and commercial roofing products and the specialty building products sold by the Company's LL Building Products Inc. subsidiary. The increase in residential roofing products reflected higher unit volumes and selling prices while the increase in net sales of commercial roofing products resulted from higher unit volumes, partially offset by lower selling prices.

         Operating income for the first quarter of 2000 was $14.8 million compared with $15.7 million in 1999. The lower operating results were primarily attributable to higher sales reported in the quarter being offset by the higher cost of raw material purchases, principally the cost of asphalt due to rising oil prices, partially offset by a reduction in manufacturing costs. Selling, general and administrative expenses, as a percentage of net sales, declined to 20.9% in 2000 as compared to 21.7% in 1999.

         Interest expense for the first quarter of 2000 increased to $12.4 million from $11.9 million recorded in the same period in 1999, while other expense, net was $1.2 million for the first quarter of 2000 compared to $0.5 million in the first quarter of 1999, with the increase primarily due to lower investment income.

Liquidity and Financial Condition

         Net cash outflow during the first quarter of 2000 was $65.7 million before financing activities, and included the use of $60.6 million of cash for operations, the reinvestment of $14.2 million for capital programs, the generation of $4.4 million from net sales of available-for-sale and held-to-maturity securities and other short-term investments, and the sale of $4.6 million of assets of the LL Building Products Inc. subsidiary.

         Cash invested in additional working capital totaled $64.9 million during the first quarter of 2000, primarily reflecting seasonal increases in inventories of $20.0 million and $68.0 million in receivables, including a

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


$54.2 million increase in the receivable from the trust which purchases certain of the Company's trade accounts receivable, partially offset by a $23.2 million increase in accounts payable and accrued liabilities. The net cash used for operating activities also included a $6.0 million cash outflow for net advances to the Company's parent companies.

         Net cash provided by financing activities totaled $64.2 million during the first quarter of 2000, mainly reflecting $40.0 million in borrowings under the Company's bank revolving credit facility and $26.8 million in proceeds from the sale of the Company's trade receivables.

         As a result of the foregoing factors, cash and cash equivalents decreased by $1.5 million during the first quarter of 2000 to $54.4 million, excluding $29.0 million of trading and available-for-sale securities.

         See Note 5 to Consolidated Financial Statements for information regarding contingencies.


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

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK


     Reference  is made to  Management's  Discussion  and  Analysis of Financial
Condition and Results of Operations in the Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 1999, equity-related financial instruments employed by the Company to reduce market risk included long contracts valued at $0.9 million. At April 2, 2000, the Company had long contracts valued at $1.8 million and short contracts valued at $1.1 million. Since the Company marks-to-market such instruments each month, there was no economic cost to the Company to terminate these instruments.

                                   PART II

                              OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits

         27 - Financial Data Schedule for the three months ended April 2, 2000, which is submitted electronically to the Securities and Exchange Commission for information only.


(b) The registrants filed a report on Form 8-K, dated January 7, 2000, reporting events under Item 5 thereof.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants listed below have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                          BUILDING MATERIALS CORPORATION OF AMERICA
                          BUILDING MATERIALS MANUFACTURING CORPORATION
                          BUILDING MATERIALS INVESTMENT CORPORATION


DATE:  May 15, 2000                  BY: /s/William C. Lang
       ------------                  ----------------------

                                     William C. Lang
                                     Executive Vice President,
                                     Chief Administrative Officer
                                       and Chief Financial Officer
                                     (Principal Financial Officer)


DATE:  May 15, 2000                  BY: /s/James T. Esposito
       ------------                  ------------------------

                                     James T. Esposito
                                     Vice President and Controller
                                     (Principal Accounting Officer)