Form 10-Q
period 2000-07-02
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS INVESTMENT CORP
filed 2000-08-16
CIK 927314, 1078706, 1078820

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE  SECURITIES  EXCHANGE ACT OF 1934
                  For The  Quarterly  Period Ended July 2, 2000

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

YES  /X/          NO  / /

As of August 11, 2000, 1,016,536 shares of Class A Common Stock, $.001 par value, and 15,000 shares of Class B Common Stock, $.001 par value, of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

As of August 11, 2000, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares were held by non-affiliates.

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
                                                                                 (302) 427-5960


                        Part I - FINANCIAL INFORMATION
                        Item 1 - FINANCIAL STATEMENTS


                  BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                       Second Quarter Ended   Six Months Ended
                                       -------------------- ------------------
                                        July 4,    July 2,   July 4,   July 2,
                                         1999       2000      1999      2000
                                       ---------  --------- --------   -------
                                                      (Thousands)

Net sales ............................. $310,494  $325,774  $573,422  $615,590
                                        --------  --------  --------  --------
Costs and expenses:
  Cost of products sold ...............  216,815   230,301   407,002   444,658
  Selling, general and administrative     62,721    66,319   119,246   126,469
  Goodwill amortization ...............      508       508     1,017     1,024
                                        --------  --------  --------  --------
    Total costs and expenses...........  280,044   297,128   527,265   572,151
                                        --------  --------  --------  --------

Operating income ......................   30,450    28,646    46,157    43,439
Interest expense ......................  (12,932)  (12,534)  (24,835)  (24,979)
Other income(expense), net.............    7,067    (2,250)    6,557    (3,414)
                                        --------  --------  --------  --------
Income before income taxes ............   24,585    13,862    27,879    15,046
Income taxes ..........................   (9,097)   (5,129)  (10,316)   (5,567)
                                        --------  --------  --------  --------

Net income ............................ $ 15,488  $  8,733  $ 17,563  $  9,479
                                        ========= ========= ========  ========






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  BUILDING MATERIALS CORPORATION OF AMERICA

                          CONSOLIDATED BALANCE SHEETS
                                                                     July 2,
                                                     December 31,     2000
                                                         1999      (Unaudited)
                                                     ------------  -----------
ASSETS                                                      (Thousands)
Current Assets:
  Cash and cash equivalents.........................  $  55,952     $  63,667
  Investments in trading securities.................        687           164
  Investments in available-for-sale securities......     29,702        35,363
  Other short-term investments......................      1,590             -
  Accounts receivable, trade, net...................     22,938        31,474
  Accounts receivable, other........................     62,892        77,750
  Receivable from related parties ..................     59,132        75,310
  Inventories.......................................    108,615       130,729
  Other current assets..............................      4,239         6,332
                                                      ---------     ---------
    Total Current Assets............................    345,747       420,789
Property, plant and equipment, net..................    410,703       416,758
Excess of cost over net assets of businesses
  acquired, net ....................................     70,408        68,820
Deferred income tax benefits........................     45,561        42,266
Other assets........................................     22,693        20,715
                                                      ---------     ---------
Total Assets........................................  $ 895,112     $ 969,348
                                                      =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt..............  $   6,149     $   7,027
  Accounts payable..................................     84,334       112,366
  Payable to related party..........................     15,024        19,993
  Accrued liabilities...............................    115,828       109,233
  Reserve for product warranty claims...............     14,500        14,500
                                                       --------     ---------
    Total Current Liabilities.......................    235,835       263,119
                                                       ---------     --------
Long-term debt less current maturities..............    600,745       637,654
                                                       ---------    ---------
Reserve for product warranty claims.................     19,814        16,180
                                                       ---------    ---------
Other liabilities...................................     17,029        16,506
                                                       ---------    ---------
Stockholders' Equity:
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    200,000 and 400,000 shares authorized,
    respectively; no shares issued..................          -             -
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,019,621 and
    1,016,536 shares issued and outstanding,
    respectively ...................................          1             1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 15,000 shares
    issued and outstanding .........................          -             -
  Additional paid-in capital........................     40,632        39,743
  Retained earnings ................................          -         9,479
  Accumulated other comprehensive loss .............    (18,944)      (13,334)
                                                      ---------     ---------
    Total Stockholders' Equity .....................     21,689        35,889
                                                      ---------     ---------
 Total Liabilities and Stockholders' Equity ........  $ 895,112     $ 969,348
                                                      =========     =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  BUILDING MATERIALS CORPORATION OF AMERICA

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                             Six Months Ended
                                                          -------------------
                                                           July 4,    July 2,
                                                            1999       2000
                                                          --------   --------
                                                             (Thousands)

Cash and cash equivalents, beginning of period........... $ 24,989   $ 55,952
                                                          --------   --------

Cash provided by (used in) operating activities:
  Net income.............................................   17,563      9,479
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation ......................................   15,660     18,527
      Goodwill and other amortization....................    1,285      1,439
      Deferred income taxes..............................    9,900          -
      Noncash interest charges...........................    2,290        966
  Increase in working capital items......................  (84,485)   (68,560)
  Decrease in product warranty claims....................   (9,910)    (3,634)
  Purchases of trading securities........................ (124,696)    (1,019)
  Proceeds from sales of trading securities..............  224,452      1,860
  Change in net receivable from/payable to related
    parties..............................................  (65,237)   (11,209)
  Other, net.............................................   (6,213)     4,862
                                                          --------   --------
Net cash used in operating activities....................  (19,391)   (47,289)
                                                          --------   --------

Cash provided by (used in) investing activities:
  Capital expenditures...................................  (26,662)   (28,703)
  Proceeds from sale of assets...........................        -      4,607
  Purchases of available-for-sale securities.............  (56,469)      (400)
  Purchases of held-to-maturity securities...............   (1,401)         -
  Proceeds from sales of available-for-sale securities...   59,493      3,643
  Proceeds from held-to-maturity securities..............    7,758          -
  Proceeds from sales of other short-term investments....   21,145      1,590
                                                          --------   --------

Net cash provided by (used in) investing activities......    3,864    (19,263)
                                                          --------   --------
Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..............   43,494     41,593
  Increase in short-term debt............................       48          -
  Proceeds from issuance of long-term debt...............    3,500          -
  Increase in borrowings under revolving credit facility.        -     40,000
  Repayments of long-term debt...........................   (2,865)    (2,363)
  Net repurchases of common stock........................        -       (891)
  Financing fees and expenses............................     (596)    (4,072)
                                                          --------   --------
Net cash provided by financing activities................   43,581     74,267
                                                          --------   --------
Net change in cash and cash equivalents..................   28,054      7,715
                                                          --------   --------
Cash and cash equivalents, end of period................. $ 53,043   $ 63,667
                                                          ========   ========
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)................. $ 22,870   $ 25,032
    Income taxes.........................................      958      6,456

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  BUILDING MATERIALS CORPORATION OF AMERICA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Building Materials Corporation of America (the "Company") was formed on January 31, 1994 and is a 99.9% owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a 98.5% owned subsidiary of GAF Building Materials Corporation ("GAFBMC"), which is a wholly-owned subsidiary of GAF Fiberglass Corporation ("GFC"), which is a wholly-owned subsidiary of G Industries Corp., which is a wholly-owned subsidiary of G-I Holdings Inc., which is a wholly-owned subsidiary of GAF Corporation ("GAF"). The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at July 2, 2000, and the results of operations and cash flows for the periods ended July 4, 1999 and July 2, 2000. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Form 10-K").

Certain   reclassifications   have  been  made  to  conform   to  current   year
presentation.

Note 1.  Capital Contribution

         Effective August 18, 1999, GFC, in a series of transactions, contributed certain assets, including the glass fiber manufacturing facility located in Nashville, Tennessee and certain related liabilities (the "Nashville facility") to the Company. Accordingly, the Company's historical consolidated financial statements have been restated to include the results of operations, cash flows and assets and liabilities of the Nashville facility. For financial reporting purposes, the contribution of the Nashville facility was recorded by the Company at the historical cost of $9.3 million. The increase in net income resulting from the contribution of the Nashville facility for the quarter and six-month periods ended July 4, 1999 was $0.8 and $1.8 million, respectively.

Note 2.  Comprehensive Income

     For the Company, comprehensive income includes net income, unrealized gains and losses from investments in available-for-sale securities, net of income tax effect, and minimum pension liability adjustments.

                                          Second Quarter Ended  Six Months Ended
                                          --------------------  -----------------
                                           July 4,   July 2,     July 4,   July 2,
                                            1999      2000        1999      2000
                                          --------   -------    --------  -------
                                                         (Thousands)
Net income...............................  $15,488   $ 8,733    $17,563   $ 9,479
                                          --------   -------    -------   -------
Other comprehensive income, net of tax:
  Change in unrealized gains (losses) on
    available-for-sale securities:
  Unrealized holding gains
    arising during the period, net of
    income taxes of $2,986, $2,546, $4,656,
    and $3,495, respectively..............   6,983     4,335      7,192     5,952
  Less:  Reclassification adjustment
    for gains (losses) included in net
    income, net of income taxes of $570,
    $(57), $807 and $201, respectively ...     971       (97)     1,375       342
                                           -------   -------    -------   -------
Total other comprehensive income..........   6,012     4,432      5,817     5,610
                                           -------   -------    -------   -------
Comprehensive income...................... $21,500   $13,165    $23,380   $15,089
                                           =======   =======    =======   =======

Note 2.   Comprehensive Income (Continued)


     Changes in the components of "Accumulated other comprehensive loss" for the six months ended July 2, 2000 are as follows:


                                  Unrealized
                                  Losses on      Minimum     Accumulated
                                  Available-     Pension     Other
                                  for-Sale       Liability   Comprehensive
                                  Securities     Adjustment  Loss
                                  -----------    ----------  -------------
                                                (Thousands)


Balance, December 31, 1999 ...    $(17,593)      $ (1,351)   $(18,944)
Change for the period,per above      5,610              -       5,610
                                  --------       --------    --------
Balance, July 2, 2000.........    $(11,983)      $ (1,351)   $(13,334)
                                  ========       ========    ========


Note 3.   Inventories

     Inventories consist of the following:

                                              December 31,    July 2,
                                                  1999         2000
                                              ------------   ---------
                                                     (Thousands)

         Finished goods ..................      $ 68,878     $ 83,813
         Work in process .................        13,974       16,045
         Raw materials and supplies ......        27,462       32,971
                                                --------     --------
         Total ...........................       110,314      132,829
         Less LIFO reserve ...............        (1,699)      (2,100)
                                                --------     --------
         Inventories .....................      $108,615     $130,729
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

         GAF has advised the Company that, as of July 2, 2000, it is defending approximately 135,700 pending alleged Asbestos Claims, having received notice of approximately 27,500 new Asbestos Claims during the first six months of 2000. GAF has advised that the Center for Claims Resolution ("CCR"), a non-profit organization set up to administer and handle asbestos-related personal injury claims against the participating companies and in which GAF was a member, terminated GAF's membership, effective January 17, 2000. GAF has advised the CCR that such termination was unauthorized and that it intends to take appropriate measures to protect its rights to pursue claims against the CCR and its member companies for reimbursement of amounts that GAF believes it has been overcharged since 1995 in respect of asbestos-related liability payments made to the CCR, for damages arising out of this improper termination and for other improper actions. Currently, the disputes between GAF and the CCR are the subject of pending Alternative Dispute Proceedings. GAF has advised that in judicial proceedings in connection with pending underlying asbestos-related claims, other than the pending claims referred to above, it is disputing its liability in respect of settlements entered into by the CCR, including, among other things, the propriety of the allocation by the CCR of GAF's liability payment shares in respect of such settlements.

         GAF has confirmed that it has experienced a significant increase in the rate of new Asbestos Claims, principally involving claimants without any asbestos-related impairment, and amounts demanded to settle these claims. GAF anticipates that these trends will continue for the foreseeable future, and that the percentage of Asbestos Claims filed by individuals with no physical impairment will remain high. Additionally, GAF believes that the recent filing for bankruptcy by two defendants in asbestos litigation, Babcox & Wilcox and Pittsburgh Corning, as well as potential bankruptcy filings by other asbestos defendants, could increase the amounts demanded to settle Asbestos Claims brought against GAF. Moreover, GAF has advised that it is experiencing an increasingly adverse litigation environment in particular jurisdictions, including Mississippi and Texas. GAF believes that the trends referred to above and the CCR's termination of GAF's membership resulted from, or were induced by, in no small part, retaliatory actions taken by asbestos lawyers against GAF in connection with GAF's active support of proposed legislation currently pending in Congress to address the national asbestos litigation crisis.

         GAF and G-I Holdings had available, as of July 2, 2000, $71.8 million of aggregate insurance coverage relating to asbestos-related bodily injury claims, which amount is reduced as asbestos-related liabilities are satisfied. GAF expects to receive $60.1 million of these insurance proceeds by September 30, 2000. The insurance carriers responsible for making these payments have agreed to make them, subject to the satisfaction of certain conditions. Although GAF believes that these conditions will be satisfied, it cannot assure this result. If these conditions are not satisfied, GAF has advised the Company that it may be unable to meet its obligations with respect to previously committed settlements of asbestos-related bodily injury claims.

         GAF has stated that it is committed to effecting a comprehensive resolution of Asbestos Claims and that it is exploring options to accomplish such resolution, including the support of the proposed Congressional legislation, but there can be no assurance that these efforts will be successful.

         The Company believes that it will not sustain any additional liability in connection with asbestos-related claims. While the Company cannot predict whether any asbestos-related claims will be asserted against it or its assets, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that could be so asserted. In addition, G-I Holdings and GAFBMC have jointly and severally indemnified the Company with respect to asbestos-related claims, and G-I Holdings has advised the Company that it believes it has and will have sufficient resources to enable it to satisfy any indemnification obligations. However, GAF has advised the Company that depending upon whether the trends described above continue, whether other retaliatory actions are taken, the ultimate resolution of the disputes between GAF and the CCR, the impact of the bankruptcies referred to above, the receipt of the insurance proceeds referred to above, and whether the proposed legislation currently pending in Congress is enacted into law, its financial condition (particularly, its liquidity) could be materially adversely affected by one or more of these factors. Should GAF or GAFBMC be unable to satisfy judgments against it in asbestos-related lawsuits, its judgment creditors might seek to enforce their judgments against the assets of GAF, including its holdings of G-I Holdings common stock, or GAFBMC, including its indirect holdings of the Company's common stock. This enforcement could result in a change of control with respect to the Company.

         For a further discussion with respect to the history of the foregoing litigation and asbestos-related matters, see "Item 3. Legal Proceedings" and Notes 3, 10 and 15 to Consolidated Financial Statements contained in the Company's Form 10-K.


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

     SFAS No. 133, as amended by SFAS No. 137 and 138, is effective for fiscal years beginning after June 15, 2000, but may be adopted earlier. The Company has not yet determined the effect of adoption of SFAS No. 133.

Note 6.  Subsequent Event

         On July 5, 2000, the Company issued $35 million of its 10 1/2% Senior Notes due 2002 (the "2002 Notes") at 97.161% of the principal amount. Building Materials Investment Corporation and Building Materials Manufacturing Corporation guaranteed the Company's obligations under the 2002 Notes. The net proceeds were used to repay the Company's $31.85 million bank term loan due 2004 with the remaining net proceeds used for general corporate purposes. In connection with the extinguishment of such debt, the remaining unamortized financing fees of approximately $0.3 million, net of tax, will be recorded as an extraordinary item in the third quarter of 2000.


Note 7.  Guarantor Financial Information

     Effective January 1, 1999, Building Materials Corporation of America ("the Company" or "Parent Company") transferred all of its investment assets and intellectual property assets to Building Materials Investment Corporation ("BMIC"), a newly-formed, wholly-owned subsidiary. In connection with this transfer, BMIC agreed to guarantee all of the Company's obligations under the Company's then existing bank credit facility, the Company's 7 3/4% Senior Notes due 2005, the 8 5/8% Senior Notes due 2006, the 8% Senior Notes due 2007 (the "2007 Notes"), the 8% Senior Notes due 2008 and the then outstanding 11 3/4% Senior Deferred Coupon Notes due 2004 (collectively, the "Senior Notes"). The Company also transferred all of its manufacturing assets, other than those located in Texas, to Building Materials Manufacturing Corporation ("BMMC"), another newly-formed, wholly-owned subsidiary. In connection with this transfer, BMMC agreed to become a co-obligor on the 2007 Notes and to guarantee the Company's obligations under its then existing credit facility and the other Senior Notes. In addition, BMIC and BMMC guaranteed the Company's obligations under its three-year bank credit facility and the Company's term loan entered into in August 1999. The guarantees of BMIC and BMMC are full, unconditional and joint and several.

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

     Presented below is condensed consolidating financial information for BMIC and BMMC. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto. Separate financial information for BMIC and BMMC is not included herein because management has determined that such information is not material to investors.


                       Building Materials Corporation of America
                      Condensed Consolidating Statement of Income
                           Second Quarter Ended July 4, 1999
                                      (Thousands)




                                                                   Non-
                                       Parent     Guarantor     Guarantor
                                       Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       --------- ------------  ------------  ------------  -----------
Net sales............................. $ 248,731   $       -     $  61,763      $       -   $ 310,494
Intercompany net sales................     2,791     165,045        18,144       (185,980)          -
                                       ---------   ---------     ---------      ---------    ---------
Total net sales.......................   251,522     165,045        79,907       (185,980)    310,494
                                       ---------   ---------     ---------      ---------    ---------

Costs and expenses:
  Cost of products sold...............   185,938     149,595        67,262       (185,980)    216,815
  Selling, general and administrative.   111,542      10,354        10,825                     62,721
  Transition service agreement
    (income) expense..................      (250)        250                                        -
  Goodwill amortization...............       160                       348                        508
                                       ---------   ---------     ---------      ---------     --------
Total costs and expenses..............   227,390     160,199        78,435       (185,980)    280,044
                                       ---------   ---------     ---------      ---------     --------
Operating income......................    24,132       4,846         1,472              -      30,450

Equity in earnings of subsidiaries....    10,323                                  (10,323)          -
Intercompany licensing income
  (expense), net......................    (7,462)      7,462                                        -
Interest expense, net.................    (6,280)     (3,629)       (3,023)                   (12,932)
Other income (expense), net...........    (2,188)      9,255                                    7,067
                                        ---------   ---------     ---------     ----------   --------

Income (loss) before income taxes.....    18,525      17,934        (1,551)       (10,323)     24,585
Income tax (provision) benefit........    (3,037)     (6,633)          573                     (9,097)
                                       ---------   ---------     ---------      ----------    --------

Net income (loss).....................  $ 15,488 $    11,301     $    (978)     $ (10,323)   $ 15,488
                                        ========    ========     =========      ==========    ========


                       Building Materials Corporation of America
                      Condensed Consolidating Statement of Income
                           Second Quarter Ended July 2, 2000
                                      (Thousands)




                                                                   Non-
                                        Parent     Guarantor     Guarantor
                                       Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       --------- ------------  ------------  ------------  -----------
Net sales............................. $ 262,811   $       -     $  62,963     $      -      $325,774
Intercompany net sales................     2,057     177,868        25,763     (205,688)            -
                                       ---------   ---------     ---------     ---------     --------
Total net sales.......................   264,868     177,868        88,726     (205,688)      325,774
                                       ---------   ---------     ---------     ---------     --------

Costs and expenses:
  Cost of products sold...............   200,223     161,250        74,516     (205,688)      230,301
  Selling, general and administrative.    43,591      11,437        11,291                     66,319
  Goodwill amortization...............       160                       348                        508
                                       ---------   ---------     ---------     ---------     --------
Total costs and expenses..............   243,974     172,687        86,155     (205,688)      297,128
                                       ---------   ---------     ---------     ---------     --------

Operating income......................    20,894       5,181         2,571            -        28,646

Equity in earnings of subsidiaries....     6,735                                 (6,735)            -
Intercompany licensing income
  (expense), net......................    (7,884)      7,884                                        -
Interest expense, net.................    (6,336)     (2,108)       (4,090)                   (12,534)
Other income (expense), net...........    (2,511)        261             -                     (2,250)
                                       ---------   ---------     ---------     ---------     ---------
Income (loss) before income taxes.....    10,898      11,218        (1,519)      (6,735)       13,862
Income tax (provision) benefit........    (2,165)     (3,526)          562                      5,129
                                       ---------   ---------     ---------     ---------      --------
Net income (loss)..................... $   8,733   $   7,692     $    (957)    $ (6,735)     $  8,733
                                       =========   =========     =========     =========      ========


                       Building Materials Corporation of America
                      Condensed Consolidating Statement of Income
                             Six Months Ended July 4, 1999
                                      (Thousands)




                                                                   Non-
                                        Parent     Guarantor     Guarantor
                                       Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       --------- ------------  ------------  ------------  -----------
Net sales............................. $ 459,686   $       -     $  53,039     $      -      $573,422
Intercompany net sales................     3,792     309,668        25,551     (347,648)            -
                                       ---------   ---------     ---------     ---------     --------
Total net sales.......................   463,478     309,668        78,590     (347,648)      573,422
                                       ---------   ---------     ---------     ---------     --------

Costs and expenses:
  Cost of products sold...............   348,504     279,990        67,454     (347,648)      407,002
  Selling, general and administrative.    77,842      20,072        10,649                    119,246
  Goodwill amortization...............       320                       355                      1,017
  Transition service agreement
     (income) expense.................      (500)        500                                        -
                                        ---------   ---------     ---------     ---------     --------
Total costs and expenses..............   426,166     300,562        78,458     (347,648)      527,265
                                       ---------   ---------     ---------     ---------     --------

Operating income......................    37,312       9,106           132            -        46,157

Equity in earnings of subsidiaries....    13,849                                (13,849)            -
Intercompany licensing income
  (expense), net......................   (13,791)     13,791                                        -
Interest expense, net.................   (13,570)     (5,625)       (5,640)                   (24,835)
Other income (expense), net...........    (4,054)     10,611             -                      6,557
                                       ---------   ---------     ---------     ---------     ---------
Income (loss) before income taxes
   and extraordinary loss.............    19,746      27,883        (3,420)     (13,849)       27,879
Income tax (provision) benefit........    (2,183)    (10,316)        1,266                    (10,316)
                                       ---------   ---------     ---------     ---------      --------
Net income (loss)..................... $  17,563   $  17,567     $  (2,154)    $(13,849)     $ 17,563
                                       =========   =========     =========     =========      ========


                       Building Materials Corporation of America
                    Condensed Consolidating Statement of Cash Flows
                             Six Months Ended July 4, 1999
                                      (Thousands)



                                                                                Non-
                                                      Parent    Guarantor     Guarantor
                                                      Company  Subsidiaries  Subsidiaries  Consolidated
                                                      -------  ------------  ------------- ------------
Cash and cash equivalents, beginning of period....... $      3    $  21,748    $   3,238    $ 24,989
                                                      ---------    ---------    ---------    --------
Cash provided by (used in) operating activities:
Net income(loss).....................................    3,714       17,567       (3,718)     17,563
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Depreciation.....................................    1,281       10,299        4,080      15,660
    Goodwill and other amortization..................      588                       697       1,285
    Deferred income taxes............................    9,900                                 9,900
    Noncash interest charges.........................    2,290                                 2,290
Increase in working capital items....................  (53,454)      (7,740)     (23,291)    (84,485)
Decrease in product warranty claims..................   (9,803)                     (107)     (9,910)
Purchases of trading securities......................              (124,696)                (124,696)
Proceeds from sales of trading securities............               224,452                  224,452
Change in net receivable from/payable to
  related parties....................................  (24,203)    (101,260)      32,528     (79,086)
Other, net...........................................     (315)      (6,366)         468      (6,213)
                                                       -------     --------     --------    --------
Net cash provided by(used in)operating activities....  (42,304)      12,256       10,657     (19,391)
                                                      ---------    ---------    ---------    --------
Cash provided by(used in)investing activities:
  Capital expenditures...............................      120      (18,747)      (8,035)    (26,662)
  Purchases of available-for-sale securities.........               (56,469)                 (56,469)
  Purchases of held-to-maturity securities ..........                (1,401)                  (1,401)
  Proceeds from sales of available-for-sale
   securities........................................                59,493                   59,493
  Proceeds from held-to-maturity securities..........                 7,758                    7,758
  Proceeds from sales of other short-term
   investments.......................................                21,145                   21,145
                                                      ---------    ---------    ---------    -------
Net cash provided by(used in)investing activities....      120       11,779      (8,035)       3,864
                                                      ---------    ---------    ---------    -------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..........   43,494                                43,494
  Increase in short-term debt........................                    48                       48
  Proceeds from issuance of long-term debt...........                 3,500                    3,500
  Repayments of long-term debt.......................     (614)      (2,208)         (43)     (2,865)
  Financing fees and expenses........................     (425)         171                     (596)
                                                      ---------    ---------    ----------   --------
Net cash provided by (used in) financing activities..   42,455        1,169          (43)     43,581
                                                      ---------    ---------    ---------    -------
Net change in cash and cash equivalents..............      271       25,204        2,579      28,054
                                                      ---------    ---------    ---------    -------
Cash and cash equivalents, end of period............. $    274   $   46,952    $   5,817   $  53,043
                                                      =========    =========    =========   ========


                       Building Materials Corporation of America
                         Condensed Consolidating Balance Sheet
                                   December 31, 1999
                                      (Thousands)



                                                                     Non-
                                          Parent     Guarantor     Guarantor       Elim-
                                          Company   Subsidiaries  Subsidiaries  inations   Consolidated
                                          --------- ------------- ------------ ----------- ------------
ASSETS
Current Assets:
  Cash and cash equivalents ..............$       81  $  53,184   $   2,687   $       -    $  55,952
  Investments in trading securities.......                  687                                  687
  Investments in available-for-sale
    securities............................               29,702                               29,702
  Other short-term investments............                1,590                                1,590
  Accounts receivable, trade..............     1,590                 21,348                   22,938
  Accounts receivable, other..............    57,200        348       5,344                   62,892
  Receivable from related parties.........    59,132                                          59,132
  Inventories.............................    52,903     23,210      32,502                  108,615
  Other current assets....................     1,208      2,199         832                    4,239
                                             -------   ---------   ---------    ---------   --------
    Total Current Assets..................   172,114    110,920      62,713            -     345,747

Investment in subsidiaries................   273,195                            (273,195)          -
Intercompany loans including accrued
  interest................................   166,762               (166,762)                       -
Due from(to)subsidiaries, net.............  (146,942)   161,660     (14,718)                       -
Property, plant and equipment, net........    32,821    256,542     121,340                  410,703
Excess of cost over net assets of
  businesses acquired, net................    18,739                 51,669                   70,408
Deferred income tax benefits..............    45,561                                          45,561
Other assets..............................    15,454      6,901         338                   22,693
                                           ---------   ---------  ---------    ---------   ---------
Total Assets.............................. $ 577,704  $ 536,023   $  54,580    $(273,195)  $ 895,112
                                           =========  =========   =========    =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.... $   2,333  $   3,729   $      87    $       -   $   6,149
  Accounts payable........................    41,799     28,146      14,389                   84,334
  Payable to related party................    12,382      2,583          59                   15,024
  Accrued liabilities.....................    19,695     87,228       8,905                  115,828
  Reserve for product warranty claims.....    13,400                  1,100                   14,500
                                           ---------  ---------    ---------    ---------   --------
    Total Current Liabilities.............    89,609    121,686      24,540            -     235,835

Long-term debt less current maturities....   435,398    165,194         153                  600,745
Reserve for product warranty claims.......    16,127                  3,687                   19,814
Other liabilities.........................    14,881                  2,148                   17,029
                                           ---------  ---------    ---------    ---------   --------
Total Liabilities.........................   556,015    286,880      30,528            -     873,423
Total Stockholders' Equity, net...........    21,689    249,143      24,052     (273,195)     21,689
                                           ---------  ---------    ---------    ---------   --------
Total Liabilities and Stockholders' Equity $ 577,704  $ 536,023    $ 54,580    $(273,195)  $ 895,112
                                           =========  =========    =========   ==========  =========


                       Building Materials Corporation of America
                      Condensed Consolidating Statement of Income
                             Six Months Ended July 2, 2000
                                      (Thousands)




                                                                   Non-
                                        Parent     Guarantor     Guarantor
                                       Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       --------- ------------  ------------  ------------  -----------
Net sales............................. $ 499,588   $       -     $ 116,002     $      -      $615,590
Intercompany net sales................     4,278     350,595        51,313     (406,186)            -
                                       ---------   ---------     ---------     ---------     --------
Total net sales.......................   503,866     350,595       167,315     (406,186)      615,590
                                       ---------   ---------     ---------     ---------     --------

Costs and expenses:
  Cost of products sold...............   390,784     318,091       141,969     (406,186)      444,658
  Selling, general and administrative.    82,238      22,292        21,939                    126,469
  Goodwill amortization...............       320                       703                      1,024
                                       ---------   ---------     ---------     ---------     --------
Total costs and expenses..............   473,343     340,383       164,611     (406,186)      527,151
                                       ---------   ---------     ---------     ---------     --------

Operating income......................    30,523      10,212         2,704            -        43,439

Equity in earnings of subsidiaries....    10,420                                (10,420)            -
Intercompany licensing income
  (expense), net......................   (14,988)     14,988                                        -
Interest expense, net.................   (12,517)     (4,818)       (7,644)                   (24,979)
Other income (expense), net...........    (4,512)      1,098             -                     (3,414)
                                       ---------   ---------     ---------     ---------     ---------
Income (loss) before income taxes.....     8,926      21,480        (4,940)     (10,420)       15,046
Income tax (provision) benefit........       553      (7,948)        1,828                     (5,567)
                                       ---------   ---------     ---------     ---------      --------
Net income (loss)..................... $   9,479   $  13,532     $  (3,112)    $(10,420)     $  9,479
                                       =========   =========     =========     =========      ========

Note 7.  Guarantor Financial Information - (Continued)


                       Building Materials Corporation of America
                         Condensed Consolidating Balance Sheet
                                      July 2, 2000
                                       (Thousands)



                                                                     Non-
                                          Parent     Guarantor     Guarantor       Elim-
                                          Company   Subsidiaries  Subsidiaries  inations   Consolidated
                                          --------- ------------- ------------ ----------- ------------
ASSETS
Current Assets:
  Cash and cash equivalents ..............$       13  $  58,439   $   5,215    $       -   $  63,667
  Investments in trading securities.......                  164                                  164
  Investments in available-for-sale
    securities............................               35,363                               35,363
  Accounts receivable, trade..............                           31,474                   31,474
  Accounts receivable, other..............    71,003      3,027       3,720                   77,750
  Receivable from related parties.........    75,310          -           -                   75,310
  Inventories.............................    65,235     25,513      39,981                  130,729
  Other current assets....................     2,089      2,861       1,382                    6,332
                                             -------   ---------   ---------    ---------   --------
    Total Current Assets..................   213,650    125,367      81,772            -     420,789

Investment in subsidiaries................   292,520                            (292,520)          -
Intercompany loans including accrued
  interest................................   174,872               (174,872)                       -
Due from(to)subsidiaries, net.............  (127,723)   146,950     (19,227)                       -
Property, plant and equipment, net........    31,581    268,758     116,419                  416,758
Excess of cost over net assets of
  businesses acquired, net................    18,420                 50,400                   68,820
Deferred income tax benefits..............    42,266                                          42,266
Other assets..............................     9,612     10,771         332                   20,715
                                           ---------   ---------  ---------    ---------   ---------
Total Assets.............................. $ 655,198  $ 551,846   $  54,824    $(292,520)  $ 969,348
                                           =========  =========   =========    =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.... $   1,806  $   5,116   $     105    $       -   $   7,027
  Accounts payable........................    62,283     33,565      16,518                  112,366
  Payable to related party................    14,957      4,884         152                   19,993
  Accrued liabilities.....................    24,129     74,682      10,422                  109,233
  Reserve for product warranty claims.....    13,400                  1,100                   14,500
                                           ---------  ---------    ---------    ---------   --------
    Total Current Liabilities.............   116,575    118,247      28,297            -     263,119

Long-term debt less current maturities....   475,523    162,020         111                  637,654
Reserve for product warranty claims.......    12,665                  3,515                   16,180
Other liabilities.........................    14,546                  1,960                   16,506
                                           ---------  ---------    ---------    ---------   --------
Total Liabilities.........................   619,309    280,267      33,883            -     933,459
Total Stockholders' Equity, net...........    35,889    271,579      20,941     (292,520)     35,889
                                           ---------  ---------    ---------    ---------   --------
Total Liabilities and Stockholders' Equity $ 655,198  $ 551,846   $  54,824    $(292,520)  $ 969,348
                                           =========  =========   ==========   ==========  =========

Note 7.  Guarantor Financial Information - (Continued)


                       Building Materials Corporation of America
                    Condensed Consolidating Statement of Cash Flows
                             Six Months Ended July 2, 2000
                                      (Thousands)



                                                                                Non-
                                                      Parent     Guarantor    Guarantor
                                                      Company   Subsidiaries Subsidiaries  Consolidated
                                                      ---------  ------------ ------------ ------------
Cash and cash equivalents, beginning of period....... $      81   $  53,184     $   2,687     $ 55,952
                                                      ---------   ---------     ---------     --------
Cash provided by(used in)operating activities:
Net income(loss).....................................      (941)     13,532        (3,112)       9,479
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Depreciation.....................................     1,418      12,124         4,985       18,527
    Goodwill and other amortization..................       735                       704        1,439
    Deferred income taxes............................         -                                      -
    Noncash interest charges.........................       966                                    966
(Increase) decrease in working capital items.........   (42,101)    (12,771)      (13,688)     (68,560)
Decrease in product warranty claims..................    (3,462)                     (172)      (3,634)
Purchases of trading securities......................                (1,019)                    (1,019)
Proceeds from sales of trading securities............                 1,860                      1,860
Change in net receivable from/payable to
  related parties....................................   (40,933)    (17,011)       12,713      (11,209)
Other, net...........................................     7,212      (2,801)          451        4,862
                                                      ---------   ---------     ---------     --------
Net cash provided by(used in)operating activities....   (77,106)     27,936         1,881      (47,289)
                                                      ---------   ---------     ---------     --------
Cash provided by(used in)investing activities:
  Capital expenditures...............................      (186)    (24,581)       (3,936)     (28,703)
  Proceeds from sale of assets.......................                               4,607        4,607
  Purchases of available-for-sale securities.........                  (400)                      (400)
  Proceeds from sales of available-for-sale
    securities.......................................                 3,643                      3,643
  Proceeds from sales of other short-term
    investments......................................                 1,590                      1,590
                                                      ---------   ---------     ---------     --------
Net cash provided by(used in)investing activities....      (186)    (19,748)          671      (19,263)
                                                      ---------   ---------     ---------     --------

Cash provided by(used in)financing activities:
  Proceeds from sale of accounts receivable..........    41,593                                 41,593
  Increase in borrowings under revolving
    credit facility..................................    40,000                                 40,000
  Repayments of long-term debt.......................      (552)     (1,787)         (24)       (2,363)
  Financing fees and expenses........................    (2,926)     (1,146)                    (4,072)
  Stock Issuance.....................................      (891)                                  (891)
                                                      ---------   ---------     --------     ---------
Net cash provided by (used in) financing activities..    77,224      (2,933)         (24)       74,267
                                                      ---------   ---------     --------     ---------
Net change in cash and cash equivalents..............       (68)      5,255        2,528         7,715
                                                      ----------  ---------     --------     ---------
Cash and cash equivalents, end of period............. $      13   $  58,439    $   5,215     $  63,667
                                                      =========   =========    =========     =========


          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Second Quarter 2000 Compared With
                        Second Quarter 1999


         The Company recorded second quarter 2000 net income of $8.7 million compared with $15.5 million in the second quarter of 1999. The decline in net earnings was primarily the result of lower investment income and operating income.

         The Company's net sales for the second quarter of 2000 were $325.8 million, a 4.9% increase over second quarter 1999 net sales of $310.5 million, with the increase due to net sales gains in residential roofing products and specialty building products, partially offset by lower net sales of commercial roofing products. The increase in net sales of residential roofing products reflected higher average selling prices and unit volumes while the decrease in net sales of commercial roofing products resulted from lower unit volumes, partially offset by higher average selling prices. The increase in net sales of specialty building products primarily resulted from higher unit volumes.

         Operating income for the second quarter of 2000 was $28.6 million compared with $30.5 million in 1999. The lower operating results were primarily attributable to higher net sales reported in the quarter being offset by the higher cost of raw material purchases, principally the cost of asphalt due to high oil prices and increased demand for asphalt, partially offset by lower manufacturing costs.

         Interest expense for the second quarter of 2000 decreased to $12.5 million from $12.9 million recorded in the same period in 1999, while other expense, net was $2.3 million for the second quarter of 2000 compared with other income, net of $7.1 million in the second quarter of 1999, with the decrease primarily due to lower investment income.

Results of Operations -  Six Months 2000 Compared With
                         Six Months 1999

         For the first six months of 2000, the Company recorded net income of $9.5 million compared with $17.6 million for the first six months of 1999. The decrease in net earnings was primarily the result of lower investment income and operating income.

         The Company's net sales for the first six months of 2000 were $615.6 million, a 7.4% increase over last year's net sales of $573.4 million, with the increase due to net sales gains in residential and commercial roofing products and specialty building products. The increase in net sales of residential and commercial roofing products resulted from higher average selling prices and unit volumes, while the increase in specialty building products primarily resulted from higher unit volumes.

         Operating income for the first six months of 2000 was $43.4 million compared with $46.2 million reported in the same period of 1999. Lower

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



operating results were primarily attributable to the higher cost of raw material purchases, principally the cost of asphalt and increased demand for asphalt, partially offset by higher average selling prices and lower manufacturing costs.

         Interest expense was $25.0 million for the first six months of 2000 versus $24.8 million reported in the same period of 1999, and other expense, net was $3.4 million compared with other income, net of $6.6 million in 1999, with the decrease primarily attributable to lower investment income.

Liquidity and Financial Condition

         Net cash outflow during the first six months of 2000 was $66.6 million before financing activities, and included the use of $47.3 million of cash for operations, the reinvestment of $28.7 million for capital programs, the generation of $4.8 million from net sales of available-for-sale securities and other short-term investments, and proceeds from the sale of $4.6 million of assets of the LL Building Products Inc. subsidiary.

         Cash invested in additional working capital totaled $68.6 million during the first six months of 2000, primarily reflecting seasonal increases in inventories of $23.1 million and $65.0 million in receivables, including a $56.3 million increase in the receivable from the trust which purchases certain of the Company's trade accounts receivable, partially offset by a $28.0 million increase in accounts payable. The net cash used for operating activities also included an $11.2 million cash outflow for net advances to the Company's parent companies and affiliates.

         Net cash provided by financing activities totaled $74.3 million during the first six months of 2000, mainly reflecting $40.0 million in borrowings under the Company's bank revolving credit facility together with $41.6 million in proceeds from the sale of the Company's trade receivables, partially offset by $4.1 million of financing fees and expenses (related to plants substantially completed in Michigan City, Indiana and Shafter, California).

         As a result of the foregoing factors, cash and cash equivalents increased by $7.7 million during the first six months of 2000 to $63.7 million, excluding $35.5 million of trading and available-for-sale securities.

         On July 5, 2000, the Company issued $35 million of its 10 1/2% Senior Notes due 2002 (the "2002 Notes") at 97.161% of the principal amount. Building Materials Investment Corporation and Building Materials Manufacturing Corporation guaranteed the Company's obligations under the 2002 Notes. The net proceeds were used to repay the Company's $31.85 million bank term loan due 2004 with the remaining net proceeds used for general corporate purposes. In connection with the extinguishment of such debt, the remaining unamortized financing fees of approximately $0.3 million, net of tax, will be recorded as an extraordinary item in the third quarter of 2000.

         See Note 4 to Consolidated Financial Statements for information regarding contingencies.

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




                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK


     Reference  is made to  Management's  Discussion  and  Analysis of Financial
Condition and Results of Operations in the Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of July 2, 2000.

                                    PART II

                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits

         27. Financial Data Schedule for the six months ended July 2, 2000, which is submitted electronically to the Securities and Exchange Commission for information only.


(b)     No reports on Form 8-K were filed during the quarter ended July 2, 2000.

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



DATE:  August 16, 2000                BY: /s/William C. Lang
       -----------------              ------------------

                                      William C. Lang
                                      Executive Vice President,
                                      Chief Administrative Officer
                                        and Chief Financial Officer
                                      (Principal Financial Officer)


DATE:  August 16, 2000                BY: /s/James T. Esposito
       -----------------              --------------------
                                      James T. Esposito
                                      Vice President and Controller
                                      (Principal Accounting Officer)

                                  SIGNATURES
                                  -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant listed below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          BUILDING MATERIALS INVESTMENT CORPORATION


DATE:  August 16, 2000              BY: /s/William C. Lang
       -----------------            ------------------

                                    William C. Lang
                                    Executive Vice President,
                                    Chief Administrative Officer
                                      and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)