Form 10-Q/A
period 2000-07-02
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS INVESTMENT CORP
filed 2000-10-11
CIK 927314, 1078706, 1078820

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 10-Q/A
                              AMENDMENT NO. 1

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
                                                                                 (302) 427-5960


     This Amendment on Form 10-Q/A amends and restates in its entirety Item 1 of
Part I of the Quarterly Report on Form 10-Q of the Registrants for the fiscal quarter ended July 2, 2000 to amend for certain clerical errors contained in the Guarantor Financial Information set forth in Note 7 to the Consolidated Financial Statements.




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

                   BUILDING MATERIALS CORPORATION OF AMERICA

                           CONSOLIDATED BALANCE SHEETS
                                                                     July 2,
                                                     December 31,     2000
                                                         1999      (Unaudited)
                                                     ------------  -----------
ASSETS                                                      (Thousands)
Current Assets:
  Cash and cash equivalents.........................  $  55,952     $  63,667
  Investments in trading securities.................        687           164
  Investments in available-for-sale securities......     29,702        35,363
  Other short-term investments......................      1,590             -
  Accounts receivable, trade, net...................     22,938        31,474
  Accounts receivable, other........................     62,892        77,750
  Receivable from related parties ..................     59,132        75,310
  Inventories.......................................    108,615       130,729
  Other current assets..............................      4,239         6,332
                                                      ---------     ---------
    Total Current Assets............................    345,747       420,789
Property, plant and equipment, net..................    410,703       416,758
Excess of cost over net assets of businesses
  acquired, net ....................................     70,408        68,820
Deferred income tax benefits........................     45,561        42,266
Other assets........................................     22,693        20,715
                                                      ---------     ---------
Total Assets........................................  $ 895,112     $ 969,348
                                                      =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt..............  $   6,149     $   7,027
  Accounts payable..................................     84,334       112,366
  Payable to related party..........................     15,024        19,993
  Accrued liabilities...............................    115,828       109,233
  Reserve for product warranty claims...............     14,500        14,500
                                                       --------     ---------
    Total Current Liabilities.......................    235,835       263,119
                                                      ---------     ---------
Long-term debt less current maturities..............    600,745       637,654
                                                      ---------     ---------
Reserve for product warranty claims.................     19,814        16,180
                                                      ---------     ---------
Other liabilities...................................     17,029        16,506
                                                      ---------     ---------
Stockholders' Equity:
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per
    share; 200,000 and 400,000 shares authorized,
    respectively; no shares issued..................          -             -
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,019,621 and
    1,016,536 shares issued and outstanding,
    respectively ...................................          1             1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 15,000 shares
    issued and outstanding .........................          -             -
  Additional paid-in capital........................     40,632        39,743
  Retained earnings ................................          -         9,479
  Accumulated other comprehensive loss .............    (18,944)      (13,334)
                                                      ---------     ---------
    Total Stockholders' Equity .....................     21,689        35,889
                                                      ---------     ---------
 Total Liabilities and Stockholders' Equity ........  $ 895,112     $ 969,348
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
                                           =======   =======    =======   =======

Note 2.   Comprehensive Income (Continued)


     Changes in the components of "Accumulated other comprehensive loss" for the six months ended July 2, 2000 are as follows:


                                  Unrealized
                                  Losses on      Minimum     Accumulated
                                  Available-     Pension     Other
                                  for-Sale       Liability   Comprehensive
                                  Securities     Adjustment  Loss
                                  -----------    ----------  -------------
                                                (Thousands)


Balance, December 31, 1999 ...    $(17,593)      $ (1,351)   $(18,944)
Change for the period,per above      5,610              -       5,610
                                  --------       --------    --------
Balance, July 2, 2000.........    $(11,983)     $  (1,351)   $(13,334)
                                  ========      =========    ========


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

                   Building Materials Corporation of America
                Condensed Consolidating Statement of Income
                     Second Quarter Ended July 4, 1999
                                (Thousands)




                                                                   Non-
                                       Parent     Guarantor     Guarantor
                                       Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       --------- ------------  ------------  ------------  -----------
Net sales............................. $ 248,731   $       -     $  61,763      $       -   $ 310,494
Intercompany net sales................     2,791     165,045        18,144       (185,980)          -
                                       ---------   ---------     ---------      ---------    ---------
Total net sales.......................   251,522     165,045        79,907       (185,980)    310,494
                                       ---------   ---------     ---------      ---------    ---------

Costs and expenses:
  Cost of products sold...............   185,938     149,595        67,262       (185,980)    216,815
  Selling, general and administrative.    41,542      10,354        10,825                     62,721
  Transition service agreement
    (income) expense..................      (250)        250                                        -
  Goodwill amortization...............       160                       348                        508
                                       ---------   ---------     ---------      ---------     --------
Total costs and expenses..............   227,390     160,199        78,435       (185,980)    280,044
                                       ---------   ---------     ---------      ---------     --------
Operating income......................    24,132       4,846         1,472              -      30,450

Equity in earnings of subsidiaries....    10,323                                  (10,323)          -
Intercompany licensing income
  (expense), net......................    (7,462)      7,462                                        -
Interest expense, net.................    (6,280)     (3,629)       (3,023)                   (12,932)
Other income (expense), net...........    (2,188)      9,255                                    7,067
                                        ---------   ---------     ---------     ----------   --------

Income (loss) before income taxes.....    18,525      17,934        (1,551)       (10,323)     24,585
Income tax (provision) benefit........    (3,037)     (6,633)          573                     (9,097)
                                       ---------   ---------     ---------      ----------    --------

Net income (loss).....................  $ 15,488    $ 11,301     $    (978)     $ (10,323)   $ 15,488
                                        ========    ========     =========      ==========   ========

                   Building Materials Corporation of America
                  Condensed Consolidating Statement of Income
                       Second Quarter Ended July 2, 2000
                                  (Thousands)




                                                                   Non-
                                        Parent     Guarantor     Guarantor
                                       Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       --------- ------------  ------------  ------------  -----------

Net sales............................. $ 262,811   $       -     $  62,963     $      -      $325,774
Intercompany net sales................     2,057     177,868        25,763     (205,688)            -
                                       ---------   ---------     ---------     ---------     --------
Total net sales.......................   264,868     177,868        88,726     (205,688)      325,774
                                       ---------   ---------     ---------     ---------     --------

Costs and expenses:
  Cost of products sold...............   200,223     161,250        74,516     (205,688)      230,301
  Selling, general and administrative.    43,591      11,437        11,291                     66,319
  Goodwill amortization...............       160                       348                        508
                                       ---------   ---------     ---------     ---------     --------
Total costs and expenses..............   243,974     172,687        86,155     (205,688)      297,128
                                       ---------   ---------     ---------     ---------     --------

Operating income......................    20,894       5,181         2,571            -        28,646

Equity in earnings of subsidiaries....     6,735                                 (6,735)            -
Intercompany licensing income
  (expense), net......................    (7,884)      7,884                                        -
Interest expense, net.................    (6,336)     (2,108)       (4,090)                   (12,534)
Other income (expense), net...........    (2,511)        261             -                     (2,250)
                                       ---------   ---------     ---------     ---------     ---------
Income (loss) before income taxes.....    10,898      11,218        (1,519)      (6,735)       13,862
Income tax (provision) benefit........    (2,165)     (3,526)          562                     (5,129)
                                       ---------   ---------     ---------     ---------      --------
Net income (loss)..................... $   8,733   $   7,692     $    (957)    $ (6,735)     $  8,733
                                       =========   =========     =========     =========      ========

                   Building Materials Corporation of America
                  Condensed Consolidating Statement of Income
                         Six Months Ended July 4, 1999
                                  (Thousands)




                                                                   Non-
                                        Parent     Guarantor     Guarantor
                                       Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       --------- ------------  ------------  ------------  -----------
Net sales............................. $ 459,686   $       -     $ 113,736     $      -      $573,422
Intercompany net sales................     3,792     309,668        34,188     (347,648)            -
                                       ---------   ---------     ---------     ---------     --------
Total net sales.......................   463,478     309,668       147,924     (347,648)      573,422
                                       ---------   ---------     ---------     ---------     --------

Costs and expenses:
  Cost of products sold...............   348,504     279,990       126,156     (347,648)      407,002
  Selling, general and administrative.    77,842      20,072        21,332                    119,246
  Goodwill amortization...............       320                       697                      1,017
  Transition service agreement
     (income) expense.................      (500)        500                                        -
                                       ---------   ---------     ---------     ---------     --------
Total costs and expenses..............   426,166     300,562       148,185     (347,648)      527,265
                                       ---------   ---------     ---------     ---------     --------

Operating income (loss)...............    37,312       9,106          (261)           -        46,157

Equity in earnings of subsidiaries....    13,849                                (13,849)            -
Intercompany licensing income
  (expense), net......................   (13,791)     13,791                                        -
Interest expense, net.................   (13,570)     (5,625)       (5,640)                   (24,835)
Other income (expense), net...........    (4,054)     10,611             -                      6,557
                                       ---------   ---------     ---------     ---------     ---------
Income (loss) before income taxes.....    19,746      27,883        (5,901)     (13,849)       27,879
Income tax (provision) benefit........    (2,183)    (10,316)        2,183                    (10,316)
                                       ---------   ---------     ---------     ---------      --------
Net income (loss)..................... $  17,563   $  17,567     $  (3,718)    $(13,849)     $ 17,563
                                       =========   =========     =========     =========      ========

                   Building Materials Corporation of America
                Condensed Consolidating Statement of Cash Flows
                         Six Months Ended July 4, 1999
                                  (Thousands)



                                                                                Non-
                                                      Parent    Guarantor     Guarantor
                                                      Company  Subsidiaries  Subsidiaries  Consolidated
                                                      -------  ------------  ------------- ------------
Cash and cash equivalents, beginning of period....... $      3    $  21,748    $   3,238    $ 24,989
                                                      ---------    ---------    ---------    --------
Cash provided by (used in) operating activities:
Net income(loss).....................................    3,714       17,567       (3,718)     17,563
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Depreciation.....................................    1,281       10,299        4,080      15,660
    Goodwill and other amortization..................      588                       697       1,285
    Deferred income taxes............................    9,900                                 9,900
    Noncash interest charges.........................    2,290                                 2,290
Increase in working capital items....................  (53,454)      (7,740)     (23,291)    (84,485)
Decrease in product warranty claims..................   (9,803)                     (107)     (9,910)
Purchases of trading securities......................              (124,696)                (124,696)
Proceeds from sales of trading securities............               224,452                  224,452
Change in net receivable from/payable to
  related parties....................................    3,495     (101,260)      32,528     (65,237)
Other, net...........................................     (315)      (6,366)         468      (6,213)
                                                       -------     --------     --------    --------
Net cash provided by(used in)operating activities....  (42,304)      12,256       10,657     (19,391)
                                                      ---------    ---------    ---------    --------
Cash provided by(used in)investing activities:
  Capital expenditures...............................      120      (18,747)      (8,035)    (26,662)
  Purchases of available-for-sale securities.........               (56,469)                 (56,469)
  Purchases of held-to-maturity securities ..........                (1,401)                  (1,401)
  Proceeds from sales of available-for-sale
   securities........................................                59,493                   59,493
  Proceeds from held-to-maturity securities..........                 7,758                    7,758
  Proceeds from sales of other short-term
   investments.......................................                21,145                   21,145
                                                      ---------    ---------    ---------    -------
Net cash provided by(used in)investing activities....      120       11,779      (8,035)       3,864
                                                      ---------    ---------    ---------    -------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..........   43,494                                43,494
  Increase in short-term debt........................                    48                       48
  Proceeds from issuance of long-term debt...........                 3,500                    3,500
  Repayments of long-term debt.......................     (614)      (2,208)         (43)     (2,865)
  Financing fees and expenses........................     (425)        (171)                    (596)
                                                      ---------    ---------    ----------   --------
Net cash provided by (used in) financing activities..   42,455        1,169          (43)     43,581
                                                      ---------    ---------    ---------    -------
Net change in cash and cash equivalents..............      271       25,204        2,579      28,054
                                                      ---------    ---------    ---------    -------
Cash and cash equivalents, end of period............. $    274   $   46,952    $   5,817   $  53,043
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
                                           =========  =========    =========   ==========  =========


                   Building Materials Corporation of America
                  Condensed Consolidating Statement of Income
                         Six Months Ended July 2, 2000
                                  (Thousands)




                                                                   Non-
                                        Parent     Guarantor     Guarantor
                                       Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       --------- ------------  ------------  ------------  -----------
Net sales............................. $ 499,588   $       -     $ 116,002     $      -      $615,590
Intercompany net sales................     4,278     350,595        51,313     (406,186)            -
                                       ---------   ---------     ---------     ---------     --------
Total net sales.......................   503,866     350,595       167,315     (406,186)      615,590
                                       ---------   ---------     ---------     ---------     --------

Costs and expenses:
  Cost of products sold...............   390,784     318,091       141,969     (406,186)      444,658
  Selling, general and administrative.    82,238      22,292        21,939                    126,469
  Goodwill amortization...............       321                       703                      1,024
                                       ---------   ---------     ---------     ---------     --------
Total costs and expenses..............   473,343     340,383       164,611     (406,186)      572,151
                                       ---------   ---------     ---------     ---------     --------

Operating income......................    30,523      10,212         2,704            -        43,439

Equity in earnings of subsidiaries....    10,420                                (10,420)            -
Intercompany licensing income
  (expense), net......................   (14,988)     14,988                                        -
Interest expense, net.................   (12,517)     (4,818)       (7,644)                   (24,979)
Other income (expense), net...........    (4,512)      1,098             -                     (3,414)
                                       ---------   ---------     ---------     ---------     ---------
Income (loss) before income taxes.....     8,926      21,480        (4,940)     (10,420)       15,046
Income tax (provision) benefit........       553      (7,948)        1,828                     (5,567)
                                       ---------   ---------     ---------     ---------      --------
Net income (loss)..................... $   9,479   $  13,532     $  (3,112)    $(10,420)     $  9,479
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
                                           =========  =========   ==========   ==========  =========

Note 7.  Guarantor Financial Information - (Continued)


                   Building Materials Corporation of America
                Condensed Consolidating Statement of Cash Flows
                         Six Months Ended July 2, 2000
                                  (Thousands)




                                                                                Non-
                                                      Parent     Guarantor    Guarantor
                                                      Company   Subsidiaries Subsidiaries  Consolidated
                                                      ---------  ------------ ------------ ------------
Cash and cash equivalents, beginning of period....... $      81   $  53,184     $   2,687     $ 55,952
                                                      ---------   ---------     ---------     --------
Cash provided by(used in)operating activities:
Net income(loss).....................................      (941)     13,532        (3,112)       9,479
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Depreciation.....................................     1,418      12,124         4,985       18,527
    Goodwill and other amortization..................       735                       704        1,439
    Noncash interest charges.........................       966                                    966
Increase in working capital items ...................   (42,101)    (12,771)      (13,688)     (68,560)
Decrease in product warranty claims..................    (3,462)                     (172)      (3,634)
Purchases of trading securities......................                (1,019)                    (1,019)
Proceeds from sales of trading securities............                 1,860                      1,860
Change in net receivable from/payable to
  related parties....................................   (40,933)     17,011        12,713      (11,209)
Other, net...........................................     7,212      (2,801)          451        4,862
                                                      ---------   ---------     ---------     --------
Net cash provided by(used in)operating activities....   (77,106)     27,936         1,881      (47,289)
                                                      ---------   ---------     ---------     --------
Cash provided by(used in)investing activities:
  Capital expenditures...............................      (186)    (24,581)       (3,936)     (28,703)
  Proceeds from sale of assets.......................                               4,607        4,607
  Purchases of available-for-sale securities.........                  (400)                      (400)
  Proceeds from sales of available-for-sale
    securities.......................................                 3,643                      3,643
  Proceeds from sales of other short-term
    investments......................................                 1,590                      1,590
                                                      ---------   ---------     ---------     --------
Net cash provided by(used in)investing activities....      (186)    (19,748)          671      (19,263)
                                                      ---------   ---------     ---------     --------

Cash provided by(used in)financing activities:
  Proceeds from sale of accounts receivable..........    41,593                                 41,593
  Increase in borrowings under revolving
    credit facility..................................    40,000                                 40,000
  Repayments of long-term debt.......................      (552)     (1,787)         (24)       (2,363)
  Financing fees and expenses........................    (2,926)     (1,146)                    (4,072)
  Stock repurchases..................................      (891)                                  (891)
                                                      ---------   ---------     --------     ---------
Net cash provided by (used in) financing activities..    77,224      (2,933)         (24)       74,267
                                                      ---------   ---------     --------     ---------
Net change in cash and cash equivalents..............       (68)      5,255        2,528         7,715
                                                      ----------  ---------     --------     ---------
Cash and cash equivalents, end of period............. $      13   $  58,439    $   5,215     $  63,667
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


                          BUILDING MATERIALS CORPORATION OF AMERICA
                          BUILDING MATERIALS MANUFACTURING CORPORATION



DATE:  October 10, 2000                BY: /s/ William C. Lang
       -----------------             -----------------------

                                      William C. Lang
                                      Executive Vice President,
                                      Chief Administrative Officer
                                        and Chief Financial Officer
                                      (Principal Financial Officer)


DATE:  October 10, 2000                BY: /s/James T. Esposito
       -----------------             ------------------------
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


                          BUILDING MATERIALS INVESTMENT CORPORATION


DATE:  October 10, 2000                BY: /s/William C. Lang
       -----------------             ------------------------

                                      William C. Lang
                                      Executive Vice President,
                                      Chief Administrative Officer
                                        and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)