Form 10-Q
period 2000-10-01
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS INVESTMENT CORP
filed 2000-11-15
CIK 927314, 1078706, 1078820

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE  SECURITIES  EXCHANGE ACT OF 1934
                For The  Quarterly  Period Ended October 1, 2000

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

YES  /X/          NO  / /

As of November 10, 2000, 1,015,514 shares of Class A Common Stock, $.001 par value, and 15,000 shares of Class B Common Stock, $.001 par value, of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

As of November 10, 2000, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares were held by non-affiliates.

                            ADDITIONAL REGISTRANTS


                                                                Registration     Address, including zip
                                  State or other                No./I.R.S.       code and telephone number,
                                  jurisdiction of  No. of       Employer         including area code, of
Exact name of registrant as       incorporation    Shares       Identification   registrant's principal
specified in its charter          or organization  Outstanding  No.              executive offices
---------------------------       ---------------  -----------  --------------   --------------------------

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
                                                                                 (302) 427-5960

                        Part I - FINANCIAL INFORMATION
                        Item 1 - FINANCIAL STATEMENTS


                   BUILDING MATERIALS CORPORATION OF AMERICA

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                        Third Quarter Ended     Nine Months Ended
                                       ---------------------  ---------------------
                                       October 3, October 1,  October 3, October 1,
                                         1999       2000        1999       2000
                                       ---------  ---------   ---------  ----------
                                                       (Thousands)
Net sales ............................ $312,811   $330,882     $886,232    $946,471
                                       --------   --------     --------    --------
Costs and expenses:
  Cost of products sold ..............  219,271    242,460      626,273     687,117
  Selling, general and administrative.   64,894     65,843      184,139     192,313
  Goodwill amortization ..............      509        506        1,526       1,530
  Gain on sale of assets..............       -     (17,505)          -      (17,505)
  Nonrecurring charges................    2,650         -         2,650          -
                                       --------   --------     --------    --------
    Total costs and expenses..........  287,324    291,304      814,588     863,455
                                       --------   --------     --------    --------

Operating income .....................   25,487     39,578       71,644      83,016
Interest expense .....................  (12,308)   (13,369)     (37,144)    (38,348)
Other income(expense), net............      556     (2,673)       7,113      (6,086)
                                       --------   --------     --------    --------
Income before income taxes
  and extraordinary losses ...........   13,735     23,536       41,613      38,582
Income taxes .........................   (5,082)    (8,708)     (15,397)    (14,275)
                                       --------   --------     --------    --------
Income before extraordinary losses....    8,653     14,828       26,216      24,307
Extraordinary losses, net of income tax
  benefits of $761 and $194,
  respectively........................   (1,296)      (330)      (1,296)       (330)
                                       --------   --------     --------    --------
Net income ........................... $  7,357   $ 14,498     $ 24,920    $ 23,977
                                       ========   ========     ========    ========






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA
                          CONSOLIDATED BALANCE SHEETS

                                                                   October 1,
                                                     December 31,     2000
                                                         1999      (Unaudited)
                                                     ------------  -----------
                                                            (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents.........................  $  55,952     $  92,620
  Investments in trading securities.................        687           163
  Investments in available-for-sale securities......     29,702        34,236
  Other short-term investments......................      1,590             -
  Accounts receivable, trade, net...................     22,938        25,366
  Accounts receivable, other........................     62,892        71,920
  Receivable from related parties ..................     59,132             -
  Inventories.......................................    108,615       120,543
  Other current assets..............................      4,239         6,222
                                                      ---------     ---------
    Total Current Assets............................    345,747       351,070
Property, plant and equipment, net..................    410,703       417,493
Excess of cost over net assets of businesses
  acquired, net ....................................     70,408        65,814
Deferred income tax benefits........................     45,561        37,928
Other assets........................................     22,693        22,766
                                                      ---------     ---------
Total Assets........................................  $ 895,112     $ 895,071
                                                      =========     =========
LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt..............  $   6,149     $   7,054
  Accounts payable..................................     84,334        92,991
  Payable to related party..........................     15,024        15,517
  Accrued liabilities...............................    115,828       121,156
  Reserve for product warranty claims...............     14,500        14,500
                                                      ---------     ---------
    Total Current Liabilities.......................    235,835       251,218
                                                      ---------     ---------
Long-term debt less current maturities..............    600,745       668,671
                                                      ---------     ---------
Reserve for product warranty claims.................     19,814        14,963
                                                      ---------     ---------
Other liabilities...................................     17,029        16,593
                                                      ---------     ---------
Stockholders' Equity (Deficit):
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    200,000 and 400,000 shares authorized,
    respectively; no shares issued..................          -             -
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,019,621 and
    1,015,514 shares, issued and outstanding,
    respectively ...................................          1             1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 15,000 shares
    issued and outstanding .........................          -             -
  Additional paid-in capital........................     40,632             -
  Accumulated deficit...............................          -       (42,733)
  Accumulated other comprehensive loss .............    (18,944)      (13,642)
                                                      ---------     ---------
    Total Stockholders' Equity (Deficit)............     21,689       (56,374)
                                                      ---------     ---------
 Total Liabilities and Stockholders'Equity (Deficit)  $ 895,112     $ 895,071
                                                      =========     =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                               Nine Months Ended
                                                             ----------------------
                                                             October 3,  October 1,
                                                                1999        2000
                                                             ---------   ----------
                                                                 (Thousands)
Cash and cash equivalents, beginning of period.............. $  24,989     55,952
                                                             ---------   --------
Cash provided by (used in) operating activities:
  Net income................................................    24,920     23,977
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Extraordinary losses..................................     1,296        330
      Gain on sale of assets................................         -    (17,505)
      Depreciation .........................................    23,917     27,076
      Goodwill and other amortization.......................     1,914      2,164
      Deferred income taxes ................................    14,782      4,713
      Noncash interest charges..............................     2,727      1,901
  Increase in working capital items.........................   (61,100)   (51,837)
  Decrease in product warranty claims.......................   (12,341)    (4,851)
  Purchases of trading securities...........................  (132,607)      (794)
  Proceeds from sales of trading securities.................   235,676      1,860
  Change in net receivable from/payable to related parties..   (86,950)    59,625
  Other, net................................................   (11,959)     4,276
                                                              --------   --------
Net cash provided by operating activities...................       275     50,935
                                                              --------   --------
Cash provided by (used in) investing activities:
  Capital expenditures......................................   (36,854)   (41,648)
  Proceeds from sale of assets..............................         -     31,702
  Purchases of available-for-sale securities................   (75,864)      (850)
  Purchases of held-to-maturity securities..................    (1,401)         -
  Proceeds from sales of available-for-sale securities......    88,915      4,506
  Proceeds from held-to-maturity securities.................     7,758          -
  Proceeds from sales of other short-term investments.......    21,420      1,590
                                                              --------   --------
Net cash provided by (used in) investing activities.........     3,974     (4,700)
                                                              --------   --------
Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable.................    33,199     35,995
  Increase in short-term debt...............................        91          -
  Proceeds from issuance of long-term debt..................    37,138     34,044
  Increase in borrowings under revolving credit facility....         -     70,000
  Repayments of long-term debt..............................   (35,627)   (35,564)
  Distributions to related parties..........................         -   (106,161)
  Net issuance(repurchase) of common stock..................       436     (1,181)
  Financing fees and expenses...............................    (1,225)    (6,700)
                                                              --------   --------
Net cash provided by (used in) financing activities.........    34,012     (9,567)
                                                              --------   --------
Net change in cash and cash equivalents.....................    38,261     36,668
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 63,250   $ 92,620
                                                              ========   ========
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)....................  $ 29,692   $ 36,982
    Income taxes............................................       922      9,527


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Building Materials Corporation of America (the "Company") was formed on January 31, 1994 and, as of October 1, 2000, was a 99.9% owned subsidiary of BMCA Holdings Corporation ("BHC"), which is an indirect subsidiary of GAF Corporation ("GAF"). The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at October 1, 2000 and the results of operations and cash flows for the periods ended October 3, 1999 and October 1, 2000. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Form 10-K").

         Certain reclassifications have been made to conform to current year presentation.


Note 1.  Distribution to GAF

     The Company has experienced a reduction in cash flow caused by increased energy and raw material costs that it has been unable to fully recapture through price adjustments. This reduction has limited the amount of funds available for distribution to GAF to satisfy GAF's obligations, including its asbestos-related claims and liabilities. In addition, as discussed in Note 6, GAF has stated that recent trends in the asbestos litigation environment have negatively impacted asbestos defendants. Accordingly, on October 1, 2000, the Company determined that its receivable from related parties of $106.2 million was uncollectible, and as a result, such amounts were written-off as a distribution against paid-in capital in the amount of $39.5 million and as a charge to the accumulated deficit in the amount of $66.7 million.


Note 2.  Sale of Assets

         On September 29, 2000, the Company sold certain manufacturing and other assets related to the Compton, California based security products business of LL Building Products Inc. for net cash proceeds of approximately $27.1 million, which resulted in a pre-tax gain of $17.5 million. The security products business did not have a significant impact on the Company's performance.



Note 3.  Plant Closings

     In response to current market conditions, to better service shifting customer demand and to reduce costs, the Company has closed four manufacturing facilities located in Monroe, Georgia, Port Arthur, Texas, Corvallis, Oregon, and Albuquerque, New Mexico during the fourth quarter of 2000. As market growth and customer demand improves, the Company may reinstate production at one or more of these manufacturing facilities in the future. The effect of closing these facilities is not expected to be significant to the Company's results of operations.

Note 4.  Comprehensive Income


     For the Company, comprehensive income includes net income, unrealized gains and losses from investments in available-for-sale securities, net of income tax effect, and minimum pension liability adjustments.


                                         Third Quarter Ended     Nine Months Ended
                                         -------------------   --------------------
                                         October 3, October 1, October 3, October 1,
                                           1999       2000       1999       2000
                                         ---------  ---------  ---------  ---------
                                                        (Thousands)
Net income...............................  $7,357     $14,498    $24,920   $23,977
                                           ------     -------    -------   -------
Other comprehensive income(loss)
  net of tax:
  Change in unrealized gains (losses) on
    available-for-sale securities:
  Unrealized holding gains (losses)
    arising during the period, net of
    income tax (provision) benefit of
    $3,165, $170, $(1,491), and $(3,325)
    respectively.........................  (5,389)       (289)     1,803     5,663
  Less:  Reclassification adjustment
    for gains included in net
    income, net of income taxes
    of $118, $11, $925
    and $212 respectively................     201          19      1,576       361
                                          -------     -------    -------   -------
Total other comprehensive income (loss)..  (5,590)       (308)       227     5,302
                                          -------     -------    -------   -------
Comprehensive income..................... $ 1,767     $14,190    $25,147   $29,279
                                          =======     =======    =======   =======

     Changes in the components of "Accumulated other comprehensive loss" for the nine months ended October 1, 2000 are as follows:


                                    Unrealized
                                    Losses on      Minimum     Accumulated
                                    Available-     Pension     Other
                                    for-Sale       Liability   Comprehensive
                                    Securities     Adjustment  Loss
                                    ----------     ----------  -------------
                                                  (Thousands)


Balance, December 31, 1999 ........  $(17,593)      $ (1,351)   $(18,944)
Change for the period, per above ..     5,302            -         5,302
                                     --------       --------    --------
Balance, October 1, 2000...........  $(12,291)      $ (1,351)   $(13,642)
                                     ========       ========    ========

Note 5.   Inventories

     Inventories consist of the following:

                                              December 31,   October 1,
                                                 1999          2000
                                              ------------   ---------
                                                     (Thousands)

         Finished goods ..................      $ 68,878     $ 72,794
         Work in process .................        13,974       17,567
         Raw materials and supplies ......        27,462       32,831
                                                --------     --------
            Total ........................       110,314      123,192
         Less LIFO reserve ...............        (1,699)      (2,649)
                                                --------     --------
         Inventories .....................      $108,615     $120,543
                                                ========     ========

Note 6.   Contingencies

Asbestos Litigation Against GAF

         In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its parent, GAF Building Materials Corporation ("GAFBMC"). As of March 30, 1997, the Company had paid all of its assumed asbestos-related liabilities. G-I Holdings Inc. ("G-I Holdings") and GAFBMC have jointly and severally agreed to indemnify the Company against any other existing or future claims related to asbestos-related liabilities if asserted against the Company.

         GAF has advised the Company that, as of October 1, 2000, it is defending approximately 148,867 pending alleged Asbestos Claims, having received notice of approximately 41,718 new Asbestos Claims during the first nine months of 2000. GAF has advised that the Center for Claims Resolution ("CCR"), a non-profit organization set up to administer and handle asbestos-related personal injury claims against the participating companies and in which GAF was a member, terminated GAF's membership, effective January 17, 2000. GAF has advised the CCR that such termination was unauthorized and that it intends to take appropriate measures to protect its rights to pursue claims against the CCR and its member companies for reimbursement of amounts that GAF believes it has been overcharged since 1995 in respect of asbestos-related liability payments made to the CCR, for damages arising out of this improper termination and for other improper actions. Currently, the disputes between GAF and the CCR are the subject of pending Alternative Dispute Proceedings. GAF has advised that in judicial proceedings in connection with pending underlying asbestos-related claims, other than the pending claims referred to above, it is disputing its liability in respect of settlements entered into by the CCR, including, among other things, the propriety of the allocation by the CCR of GAF's liability payment shares in respect of such settlements.

         GAF has confirmed that it has experienced a significant increase in the rate of new Asbestos Claims, principally involving claimants without any asbestos-related impairment, and amounts demanded to settle these claims. GAF anticipates that these trends will continue for the foreseeable future, and that the percentage of Asbestos Claims filed by individuals with no physical impairment will remain high. Additionally, GAF believes that the recent filings for bankruptcy by three

Note 6.  Contingencies (Continued)

defendants in asbestos litigation, Owens Corning, The Babcock & Wilcox Company, and Pittsburgh Corning Corporation, as well as potential bankruptcy filings by other asbestos defendants, could increase by a substantial factor the amounts demanded to settle Asbestos Claims brought against, and thus the financial burden on, the remaining asbestos defendants, including GAF. Moreover, GAF has advised that it is experiencing an increasingly adverse litigation environment in particular jurisdictions, including Mississippi and Texas. GAF believes that the trends referred to above and the CCR's termination of GAF's membership resulted from, or were induced by, in no small part, retaliatory actions taken by asbestos lawyers against GAF in connection with GAF's active support of proposed legislation currently pending in Congress to address the national asbestos litigation crisis. GAF also believes that the October 5, 2000 filing by Owens Corning for protection from creditors under the federal bankruptcy laws is further evidence of how these trends in the asbestos litigation environment have negatively impacted asbestos defendants.

         GAF and G-I Holdings had available, as of October 1, 2000, an aggregate of $9.8 million of remaining insurance coverage relating to asbestos-related bodily injury claims, which amount is reduced as asbestos-related liabilities are satisfied. In addition, the Company has experienced a reduction in its cash flow which has been caused by increased energy and raw material costs that the Company has been unable to recapture fully through price adjustments. This reduction has limited the amount of funds available for distribution to GAF to satisfy GAF's obligations, including its asbestos-related claims and liabilities.

         GAF has stated that it is committed to effecting a comprehensive resolution of Asbestos Claims and that it is exploring options to accomplish such resolution, including the support of the proposed Congressional legislation, but there can be no assurance that these efforts will be successful.

     As of October 1, 2000, 212 alleged Asbestos Claims have been filed against the Company, with all such claims having been filed during September 2000. The Company believes that it will not sustain any liability in connection with these or any other asbestos-related claims. While the Company cannot predict whether any additional asbestos-related claims will be asserted against it or its assets, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that could be so asserted. In addition, G-I Holdings and GAFBMC have jointly and severally indemnified the Company with respect to asbestos-related claims. However, GAF has advised the Company that the trends described above have continued and, as a result, have had a material adverse effect on GAF's financial condition. Should GAF or GAFBMC be unable to satisfy judgments against it in asbestos-related lawsuits, its judgment creditors might seek to enforce their judgments against the assets of GAF, including its holdings of G-I Holdings common stock, or GAFBMC, including its indirect holdings of the Company's common stock. This enforcement could result in a change of control with respect to the Company.

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

Tax Claim Against GAF

     On September 15, 1997, GAF received a notice from the Internal Revenue Service (the "Service") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a subsidiary of GAF, GAF Fiberglass Corporation, held an interest. The claim of the Service for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GAF incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that it will prevail in this matter, although there can be no assurance in this regard. However, if GAF is unsuccessful in challenging its tax deficiency notice, the ability of GAF to satisfy its tax obligation would be dependent principally on the cash flows of the Company. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. GAF, G-I Holdings and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, if and to the extent that the Company is severally liable for such liability, should GAF be unable to satisfy such liability. For the possible consequences to the Company of the failure of GAF to satisfy this liability and other information relating to GAF, see the penultimate paragraph of " - Asbestos Litigation Against GAF" above.


Note 7.  New Accounting Standard

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

     SFAS No. 133, as amended by SFAS No. 137 and 138, is effective for fiscal years beginning after June 15, 2000. If the Company had adopted SFAS No. 133 as of October 1, 2000, the impact on the Company's Consolidated Financial Statements would not have been significant.


Note 8.  Debt Refinancing - Extraordinary Item

         On July 5, 2000, the Company issued $35 million of 10 1/2% Senior Notes due October 1, 2002 (the "2002 Notes") at 97.161% of the principal amount. The net proceeds were used to repay the Company's $31.85 million bank term loan due 2004 with the remaining net proceeds used for general corporate purposes. In connection with the extinguishment of such debt, the remaining unamortized financing fees of approximately $0.3 million, net of tax, was recorded as an extraordinary item.


Note 9.  Guarantor Financial Information

     Effective January 1, 1999, Building Materials Corporation of America ("the Company" or "Parent Company") transferred all of its investment assets and intellectual property assets to Building Materials Investment Corporation ("BMIC"), a newly-formed, wholly-owned subsidiary. In connection with this transfer, BMIC agreed to guarantee all of the Company's obligations under the Company's then existing bank credit facility, the then outstanding 11 3/4% Senior Deferred Coupon Notes due 2004, the Company's 7 3/4% Senior Notes due 2005, the 8 5/8% Senior Notes due 2006, the 8% Senior Notes due 2007 (the "2007 Notes") and the 8% Senior Notes due 2008(collectively, the "Senior Notes"). The Company also transferred all of its manufacturing assets, other than those located in Texas, to Building Materials Manufacturing Corporation ("BMMC"), another newly-formed, wholly-owned subsidiary. In connection with this transfer, BMMC agreed to become a co-obligor on the 2007 Notes and to guarantee the Company's obligations under its then existing credit facility, and the other Senior Notes. In addition, in August 1999, BMIC and BMMC guaranteed the
Company's obligations under its three-year bank credit facility and the Company's then outstanding term loan, and in July 2000, BMIC and BMMC guaranteed the Company's obligations under the 2002 Notes. The guarantees of BMIC and BMMC are full, unconditional and joint and several.

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



                   Building Materials Corporation of America
                  Condensed Consolidating Statement of Income
                      Third Quarter Ended October 3, 1999
                                  (Thousands)



                                                                   Non-
                                        Parent     Guarantor     Guarantor
                                       Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       --------- ------------  ------------  ------------  -----------
Net sales............................. $ 253,719   $       -     $  59,092    $       -      $ 312,811
Intercompany net sales................     1,793     196,876        21,409     (220,078)             -
                                       ---------   ---------     ---------    ---------      ---------
Total net sales.......................   255,512     196,876        80,501     (220,078)       312,811
                                       ---------   ---------     ---------    ---------      ---------

Costs and expenses:
  Cost of products sold...............   191,125     179,951        68,273     (220,078)       219,271
  Selling, general and administrative.    43,086      11,191        10,617                      64,894
  Goodwill amortization...............       160                       349                         509
  Nonrecurring charges ...............     2,650                                                 2,650
                                       ---------   ---------     ---------    ---------      ---------
Total costs and expenses..............   237,021     191,142        79,239     (220,078)       287,324
                                       ---------   ---------     ---------    ---------      ---------

Operating income......................    18,491       5,734         1,262            -         25,487

Equity in earnings of subsidiaries....     7,689                                 (7,689)             -
Intercompany licensing income
  (expense), net......................    (7,611)      7,611                                         -
Interest expense, net.................    (7,408)     (1,721)       (3,179)                    (12,308)
Other income (expense), net...........    (1,942)      2,497             1                         556
                                       ---------   ---------     ---------    ---------      ---------
Income (loss) before income taxes
   and extraordinary losses...........     9,219      14,121        (1,916)      (7,689)        13,735
Income tax (provision) benefit........      (566)     (5,224)          708                      (5,082)
Income (loss) before                   ---------   ---------     ---------    ---------      ---------
   extraordinary losses...............     8,653       8,897        (1,208)      (7,689)         8,653
Extraordinary losses, net of income
   tax benefit of $761................    (1,296)                                               (1,296)
                                       ---------   ---------     ---------    ---------      ---------
Net income (loss)..................... $   7,357   $   8,897     $  (1,208)   $  (7,689)     $   7,357
                                       =========   =========     =========    =========      =========

Note 9.  Guarantor Financial Information - (Continued)


                   Building Materials Corporation of America
                  Condensed Consolidating Statement of Income
                      Third Quarter Ended October 1, 2000
                                  (Thousands)




                                                                   Non-
                                        Parent     Guarantor     Guarantor
                                       Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       --------- ------------  ------------  ------------  -----------
Net sales............................. $ 276,529   $      -      $  54,353    $      -      $ 330,882
Intercompany net sales................     2,837     194,109        27,101     (224,047)            -
                                       ---------   ---------     ---------     --------     ---------
Total net sales.......................   279,366     194,109        81,454     (224,047)      330,882
                                       ---------   ---------     ---------     --------     ---------

Costs and expenses:
  Cost of products sold...............   217,038     179,247        70,222     (224,047)      242,460
  Selling, general and administrative.    44,653       9,209        11,981                     65,843
  Goodwill amortization...............       160                       346                        506
  Gain on Sale of Assets .............                             (17,505)                   (17,505)
                                       ---------   ---------     ---------     --------     ---------
Total costs and expenses..............   261,851     188,456        65,044     (224,047)      291,304
                                       ---------   ---------     ---------     --------     ---------

Operating income......................    17,515       5,653        16,410           -         39,578

Equity in earnings of subsidiaries....    15,638                                (15,638)            -
Intercompany licensing income
  (expense), net......................    (8,296)      8,296                                        -
Interest expense, net.................    (7,478)     (1,910)       (3,981)                   (13,369)
Other income (expense), net...........    (3,027)        354                                   (2,673)
                                       ---------   ---------     ---------     --------     ---------
Income before income taxes
  and extraordinary losses............    14,352      12,393        12,429      (15,638)       23,536
Income tax (provision) benefit........       476      (4,585)       (4,599)                    (8,708)
                                       ---------   ---------     ---------     --------     ---------
Income before
  extraordinary losses................    14,828       7,808         7,830      (15,638)       14,828
Extraordinary losses, net of
  income tax benefit of $194..........      (330)                                                (330)
                                       ---------   ---------     ---------     --------     ---------
Net income ........................... $  14,498   $   7,808     $   7,830    $ (15,638)    $  14,498
                                       =========   =========     =========    =========     =========

Note 9.  Guarantor Financial Information - (Continued)


                   Building Materials Corporation of America
                  Condensed Consolidating Statement of Income
                       Nine Months Ended October 3, 1999
                                  (Thousands)




                                                                     Non-
                                           Parent    Guarantor    Guarantor
                                           Company  Subsidiaries Subsidiaries Eliminations Consolidated
                                           --------- ----------- ------------ ------------ ------------
Net sales................................. $ 713,405   $       -    $ 172,827   $       -   $ 886,232
Intercompany net sales....................     5,585     506,455       55,597    (567,637)         -
                                           ---------   ---------    ---------   ---------   ---------
Total net sales...........................   718,990     506,455      228,424    (567,637)    886,232
                                           ---------   ---------    ---------   ---------   ---------
Costs and expenses:
  Cost of products sold...................   539,540     459,941      194,429    (567,637)    626,273
  Selling, general and administrative.....   120,928      31,263       31,948                 184,139
  Goodwill amortization...................       480                    1,046                   1,526
  Transition service agreement (income)
    expense...............................      (500)        500                                    -
  Nonrecurring charges ...................     2,650                                            2,650
                                           ---------   ---------    ---------   ---------    --------
Total costs and expenses..................   663,098     491,704      227,423    (567,637)    814,588
                                           ---------   ---------    ---------   ---------    --------
Operating income .........................    55,892      14,751        1,001          -       71,644

Equity in earnings of subsidiaries........    21,481                              (21,481)          -
Intercompany licensing income (expense),
  net.....................................   (21,402)     21,402                                    -
Interest expense, net.....................   (20,978)     (7,346)      (8,820)                (37,144)
Other income (expense), net...............    (5,996)     13,108            1                   7,113
                                           ---------   ---------    ---------   ---------    --------
Income (loss) before income taxes
  and extraordinary losses................    28,997      41,915       (7,818)    (21,481)     41,613
Income tax (provision) benefit............    (2,781)    (15,508)       2,892                 (15,397)
                                           ---------   ---------    ---------   ---------    --------
Income (loss) before
  extraordinary losses....................    26,216      26,407       (4,926)    (21,481)     26,216
Extraordinary losses, net of
  income tax benefit of $761..............    (1,296)                                          (1,296)
                                           ---------   ---------    ---------   ---------    --------
Net income (loss)......................... $  24,920   $  26,407    $  (4,926)  $ (21,481)   $ 24,920
                                           =========   =========    =========   =========    ========

Note 9.  Guarantor Financial Information - (Continued)


                   Building Materials Corporation of America
                  Condensed Consolidating Statement of Income
                       Nine Months Ended October 1, 2000
                                  (Thousands)




                                                                   Non-
                                       Parent      Guarantor     Guarantor
                                       Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       --------- ------------  ------------  ------------  -----------
Net sales............................. $ 776,117   $       -     $ 170,354    $       -     $ 946,471
Intercompany net sales................     7,115     544,703        78,415     (630,233)           -
                                       ---------   ---------     ---------    ---------     ---------
Total net sales.......................   783,232     544,703       248,769     (630,233)      946,471
                                       ---------   ---------     ---------    ---------     ---------

Costs and expenses:
  Cost of products sold...............   607,822     497,337       212,191     (630,233)      687,117
  Selling, general and administrative.   126,892      31,501        33,920                    192,313
  Gain on sale of assets..............                             (17,505)                   (17,505)
  Goodwill amortization...............       481                     1,049                      1,530
                                       ---------   ---------     ---------    ---------     ---------
Total costs and expenses..............   735,195     528,838       229,655     (630,233)      863,455
                                       ---------   ---------     ---------    ---------     ---------

Operating income......................    48,037      15,865        19,114            -        83,016

Equity in earnings of subsidiaries....    26,058                                (26,058)            -
Intercompany licensing income
  (expense), net......................   (23,284)     23,284                                        -
Interest expense, net.................   (19,995)     (6,729)      (11,624)                   (38,348)
Other income (expense), net...........    (7,538)      1,452                                   (6,086)
                                       ---------   ---------     ---------    ---------     ---------
Income before income taxes and
  extraordinary losses................    23,278      33,872         7,490      (26,058)       38,582
Income tax (provision) benefit........     1,029     (12,533)       (2,771)                   (14,275)
                                       ---------   ---------     ---------    ---------     ---------
Income before
  extraordinary losses................    24,307      21,339         4,719      (26,058)       24,307
Extraordinary losses, net of
  income tax benefit of $194..........      (330)                                                (330)
                                       ---------   ---------     ---------    ---------     ---------
Net income............................ $  23,977   $  21,339     $   4,719    $ (26,058)    $  23,977
                                       =========   =========     =========    =========     =========

Note 9.  Guarantor Financial Information - (Continued)


                   Building Materials Corporation of America
                     Condensed Consolidating Balance Sheet
                               December 31, 1999
                                  (Thousands)


                                                                     Non-
                                          Parent     Guarantor     Guarantor       Elim-
                                          Company   Subsidiaries  Subsidiaries  inations   Consolidated
                                          --------- ------------  ------------ ----------- ------------
ASSETS
Current Assets:
  Cash and cash equivalents ..............  $     81  $  53,184   $   2,687     $   -      $  55,952
  Investments in trading securities.......                  687                                  687
  Investments in available-for-sale
    securities............................               29,702                               29,702
  Other short-term investments............                1,590                                1,590
  Accounts receivable, trade, net.......       1,590                 21,348                   22,938
  Accounts receivable, other..............    57,200        348       5,344                   62,892
  Receivable from related parties.........    59,132                                          59,132
  Inventories.............................    52,903     23,210      32,502                  108,615
  Other current assets....................     1,208      2,199         832                    4,239
                                            --------   --------   ---------    ---------   ---------
    Total Current Assets..................   172,114    110,920      62,713            -     345,747

Investment in subsidiaries................   273,195                            (273,195)          -
Intercompany loans including accrued
  interest................................   166,762               (166,762)                       -
Due from(to)subsidiaries, net.............  (146,942)   161,660     (14,718)                       -
Property, plant and equipment, net........    32,821    256,542     121,340                  410,703
Excess of cost over net assets of
  businesses acquired, net................    18,739                 51,669                   70,408
Deferred income tax benefits..............    45,561                                          45,561
Other assets..............................    15,454      6,901         338                   22,693
                                           ---------  ---------   ---------    ---------   ---------
Total Assets.............................. $ 577,704  $ 536,023   $  54,580    $(273,195)  $ 895,112
                                           =========  =========   =========    =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.... $   2,333  $   3,729   $      87    $       -   $   6,149
  Accounts payable........................    41,799     28,146      14,389                   84,334
  Payable to related party................    12,382      2,583          59                   15,024
  Accrued liabilities.....................    19,695     87,228       8,905                  115,828
  Reserve for product warranty claims.....    13,400                  1,100                   14,500
                                           ---------  ---------   ---------    ---------   ---------
    Total Current Liabilities.............    89,609    121,686      24,540            -     235,835

Long-term debt less current maturities....   435,398    165,194         153                  600,745
Reserve for product warranty claims.......    16,127                  3,687                   19,814
Other liabilities.........................    14,881                  2,148                   17,029
                                           ---------  ---------   ----------   ---------   ---------
Total Liabilities.........................   556,015    286,880      30,528            -     873,423
Total Stockholders' Equity, net...........    21,689    249,143      24,052     (273,195)     21,689
                                           ---------  ---------   ----------   ---------   ---------
Total Liabilities and Stockholders' Equity $ 577,704  $ 536,023   $  54,580    $(273,195)  $ 895,112
                                           =========  =========   =========    =========   =========

Note 9.  Guarantor Financial Information - (Continued)

                   Building Materials Corporation of America
                     Condensed Consolidating Balance Sheet
                                October 1, 2000
                                  (Thousands)



                                                                     Non-
                                          Parent     Guarantor     Guarantor       Elim-
                                          Company   Subsidiaries  Subsidiaries  inations   Consolidated
                                          --------- ------------  ------------ ----------- ------------
ASSETS
Current Assets:
  Cash and cash equivalents ..............  $     13  $  89,982   $   2,625     $     -    $  92,620
  Investments in trading securities.......                  163                                  163
  Investments in available-for-sale
    securities............................               34,236                               34,236
  Accounts receivable, trade, net.........                           25,366                   25,366
  Accounts receivable, other..............    67,031      1,965       2,924                   71,920
  Inventories.............................    54,716     28,849      36,978                  120,543
  Other current assets....................     2,238      2,946       1,038                    6,222
                                            --------  ---------   ---------     --------   ---------
    Total Current Assets..................   123,998    158,141      68,931            -     351,070

Investment in subsidiaries................   307,668                            (307,668)          -
Intercompany loans including accrued
  interest................................   180,964               (180,964)                       -
Due from(to)subsidiaries, net.............  (127,688)   113,644      14,044                        -
Property, plant and equipment, net........    28,512    277,586     111,395                  417,493
Excess of cost over net assets of
  businesses acquired, net................    18,259                 47,555                   65,814
Deferred income tax benefits..............    37,928                                          37,928
Other assets..............................     9,497     12,930         339                   22,766
                                           ---------   --------   ---------    ---------   ---------
Total Assets.............................. $ 579,138  $ 562,301   $  61,300    $(307,668)  $ 895,071
                                           =========  =========   =========    =========   =========

LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt.... $   1,540  $   5,426   $      88    $       -   $   7,054
  Accounts payable........................    47,458     30,283      15,250                   92,991
  Payable to related party................     9,708      5,702         107                   15,517
  Accrued liabilities.....................    29,351     81,227      10,578                  121,156
  Reserve for product warranty claims.....    13,400                  1,100                   14,500
                                           ---------  ---------   ---------    ---------   ---------
    Total Current Liabilities.............   101,457    122,638      27,123            -     251,218

Long-term debt less current maturities....   507,806    160,765         100                  668,671
Reserve for product warranty claims.......    11,677                  3,286                   14,963
Other liabilities.........................    14,572                  2,021                   16,593
                                           ---------  ---------   ---------    ---------   ---------
Total Liabilities.........................   635,512    283,403      32,530            -     951,445
Total Stockholders' Equity (Deficit), net    (56,374)   278,898      28,770     (307,668)    (56,374)
                                           ---------  ---------   ---------    ---------   ---------
Total Liabilities and Stockholders'
   Equity (Deficit)....................... $ 579,138  $ 562,301   $  61,300    $(307,668)  $ 895,071
                                           =========  =========   =========    =========   =========

Note 9.  Guarantor Financial Information - (Continued)


                   Building Materials Corporation of America
                Condensed Consolidating Statement of Cash Flows
                       Nine Months Ended October 3, 1999
                                  (Thousands)



                                                                                Non-
                                                      Parent     Guarantor    Guarantor
                                                      Company   Subsidiaries Subsidiaries  Consolidated
                                                      --------- ------------ ------------  ------------
Cash and cash equivalents, beginning of period....... $       3   $  21,748     $   3,238     $ 24,989
                                                      ---------   ---------     ---------     --------
Cash provided by(used in)operating activities:
Net income(loss).....................................     3,439      26,407        (4,926)      24,920
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Extraordinary losses.............................     1,296                                  1,296
    Depreciation.....................................     1,953      14,103         7,861       23,917
    Goodwill amortization and other amortization.....       868                     1,046        1,914
    Deferred income taxes............................    14,782                                 14,782
    Noncash interest charges.........................     2,727                                  2,727
Increase in working capital items....................   (29,977)    (13,657)      (17,466)     (61,100)
Decrease in product warranty claims..................   (12,007)                     (334)     (12,341)
Purchases of trading securities......................              (132,607)                  (132,607)
Proceeds from sales of trading securities............               235,676                    235,676
Change in net receivable from/payable to
  related parties....................................   (12,118)   (100,370)       25,538      (86,950)
Other, net...........................................    (2,163)    (10,014)          218      (11,959)
                                                      ---------   ---------     ---------     --------
Net cash provided by(used in)operating activities....   (31,200)     19,538        11,937          275
                                                      ---------   ---------     ---------     --------
Cash provided by(used in)investing activities:
  Capital expenditures...............................       197     (24,187)      (12,864)     (36,854)
  Purchases of available-for-sale securities.........               (75,864)                   (75,864)
  Purchases of held-to-maturity securities...........                (1,401)                    (1,401)
  Proceeds from sales of available-for-sale
    securities.......................................                88,915                     88,915
  Proceeds from held-to-maturity securities..........                 7,758                      7,758
  Proceeds from sales of other short-term
    investments......................................                21,420                     21,420
                                                      ---------   ---------     ---------     --------
Net cash provided by(used in)investing activities....       197      16,641       (12,864)       3,974
                                                      ---------   ---------     ---------     --------

Cash provided by(used in)financing activities:
  Proceeds from sale of accounts receivable..........    33,199                                 33,199
  Increase in short-term debt........................                    91                         91
  Proceeds from issuance of long-term debt...........    31,850       5,288                     37,138
  Repayments of long-term debt.......................   (32,982)     (2,590)          (55)     (35,627)
  Issuance of common stock...........................       436                                    436
  Financing fees and expenses........................    (1,054)       (171)                    (1,225)
                                                      ---------   ---------     ---------     --------
Net cash provided by (used in) financing activities..    31,449       2,618           (55)      34,012
                                                      ---------   ---------     ---------     --------
Net change in cash and cash equivalents..............       446      38,797          (982)      38,261
                                                      ---------   ---------     ---------     --------
Cash and cash equivalents, end of period............. $     449   $  60,545     $   2,256     $ 63,250
                                                      =========   =========     =========     ========

Note 9.  Guarantor Financial Information - (Continued)


                   Building Materials Corporation of America
                Condensed Consolidating Statement of Cash Flows
                       Nine Months Ended October 1, 2000
                                  (Thousands)


                                                                                Non-
                                                      Parent     Guarantor    Guarantor
                                                      Company   Subsidiaries Subsidiaries  Consolidated
                                                      --------- ------------ ------------  ------------
Cash and cash equivalents, beginning of period....... $      81   $  53,184     $   2,687    $  55,952
                                                      ---------   ---------     ---------    ---------
Cash provided by(used in)operating activities:
Net income(loss).....................................    (2,081)     21,339         4,719       23,977
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Extraordinary losses.............................       330                                    330
    Gain on sale of assets...........................                             (17,505)     (17,505)
    Depreciation.....................................     2,149      17,093         7,834       27,076
    Goodwill and other amortization..................     1,115                     1,049        2,164
    Deferred income taxes............................     4,713                                  4,713
    Noncash interest charges.........................     1,901                                  1,901
Increase in working capital items....................   (31,763)    (11,867)       (8,207)     (51,837)
Decrease in product warranty claims..................    (4,450)                     (401)      (4,851)
Purchases of trading securities......................                  (794)                      (794)
Proceeds from sales of trading securities............                 1,860                      1,860
Change in net receivable from/payable to
  related parties....................................    23,002      51,135       (14,512)      59,625
Other, net...........................................     9,238      (5,225)          263        4,276
                                                      ---------   ---------     ---------    ---------
Net cash provided by(used in)operating activities....     4,154      73,541       (26,760)      50,935
                                                      ---------   ---------     ---------    ---------
Cash provided by(used in)investing activities:
  Capital expenditures...............................      (373)    (36,323)       (4,952)     (41,648)
  Proceeds from sale of assets.......................                              31,702       31,702
  Purchases of available-for-sale securities.........                  (850)                      (850)
  Proceeds from sales of available-for-sale
    securities.......................................                 4,506                      4,506
  Proceeds from sales of other short-term
    investments......................................                 1,590                      1,590
                                                      ---------   ---------     ---------    ---------
Net cash provided by(used in)investing activities....      (373)    (31,077)       26,750       (4,700)
                                                      ---------   ---------     ---------    ---------

Cash provided by(used in)financing activities:
  Proceeds from sale of accounts receivable..........    35,995                                 35,995
  Proceeds from issuance of long-term debt...........    34,044                                 34,044
  Increase in borrowings under revolving
    credit facility..................................    70,000                                 70,000
  Repayments of long-term debt.......................   (32,780)     (2,732)         (52)      (35,564)
  Distributions to related parties ..................  (106,161)                              (106,161)
  Financing fees and expenses........................    (3,766)     (2,934)                    (6,700)
  Net repurchase of common stock.....................    (1,181)                                (1,181)
                                                      ---------   ---------    ---------     ---------
Net cash used in financing activities................    (3,849)     (5,666)         (52)       (9,567)
                                                      ---------   ---------    ---------     ---------
Net change in cash and cash equivalents..............       (68)     36,798          (62)       36,668
                                                      ---------   ---------    ---------     ---------
Cash and cash equivalents, end of period............. $      13   $  89,982    $   2,625     $  92,620
                                                      =========   =========    =========     =========

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter 2000 Compared With
                        Third Quarter 1999

         The Company recorded third quarter 2000 net income of $14.5 million compared with $7.4 million in the third quarter of 1999. The net income for the quarter included an $11.0 million after-tax gain ($17.5 million pre-tax) from the sale of certain assets of the security products business of LL Building Products Inc. and an after-tax extraordinary loss of $0.3 million, resulting from the extinguishment of debt. Net income for the same period last year included an after-tax nonrecurring charge of $1.7 million related to the settlement of a legal matter and an after-tax extraordinary loss of $1.3 million resulting from the extinguishment of debt. Excluding the extraordinary and nonrecurring items in both periods, net income would have been $3.8 million in 2000 compared with $10.4 million in the third quarter of 1999, with the decrease primarily the result of lower operating income, lower investment income, and higher interest expense.

         The Company's net sales for the third quarter of 2000 were $330.9 million, a 5.8% increase over third quarter 1999 net sales of $312.8 million, with the increase due to net sales gains in steep slope roofing products (previously referred to as the residential roofing products line), partially offset by lower net sales of low slope roofing products (previously referred to as the commercial roofing products line). The increase in net sales of steep slope roofing products reflected higher average selling prices and unit volumes, while the decrease in net sales of low slope roofing products resulted from lower unit volumes, partially offset by higher average selling prices.

         Operating income for the third quarter of 2000 was $22.1 million compared with $28.2 million in 1999, excluding nonrecurring items in both periods. The lower operating results were primarily attributable to the higher cost of energy and raw material purchases, principally the cost of asphalt due to high oil prices and increased demand for asphalt, partially offset by higher average selling prices and volumes.

         Interest expense for the third quarter of 2000 increased to $13.4 million from $12.3 million recorded in the same period in 1999, with the increase primarily attributable to increased borrowing. Other expense, net was $2.7 million for the third quarter of 2000 compared to other income, net of $0.6 million in the third quarter of 1999, with the decrease primarily attributable to lower investment income.

Results of Operations -    Nine Months 2000 Compared With
                           Nine Months 1999

         For the first nine months of 2000, the Company recorded net income of $24.0 million compared with $24.9 million for the first nine months of 1999. Excluding the impact of an after-tax gain from the sale of certain assets of $11.0 million and an after-tax extraordinary loss of $0.3 million in 2000 and the after-tax nonrecurring charge of $1.7 million and an after-tax extraordinary loss of $1.3 million in 1999, net income for the first nine months of 2000 was $13.3 million compared with $27.9 million for the same period last year, with the decrease primarily the result of lower investment income, lower operating income, and higher interest expense.

         The Company's net sales for the first nine months of 2000 were $946.5 million, a 6.8% increase over last year's net sales of $886.2 million, with the increase due to net sales gains in steep slope roofing products. The increase in net sales of steep slope roofing products resulted from higher average selling prices and unit volumes.

         Operating income for the first nine months of 2000 was $65.5 million compared with $74.3 million reported in the same period of 1999, excluding nonrecurring items in both periods. Lower operating results were primarily attributable to the higher cost of energy and raw material purchases, principally the cost of asphalt due to high oil prices and increased demand for asphalt, partially offset by higher average selling prices and lower manufacturing costs.

         Interest expense was $38.3 million for the first nine months of 2000 versus $37.1 million reported in the same period of 1999, and other expense, net was $6.1 million compared to other income, net of $7.1 million in 1999, with the decrease primarily attributable to lower investment income.

Liquidity and Financial Condition

         Net cash inflow during the first nine months of 2000 was $46.2 million before financing activities, and included $50.9 million of cash generated from operations, the reinvestment of $41.6 million for capital programs, the generation of $5.2 million from net sales of available-for-sale securities and other short-term investments, and $31.7 million in proceeds from the sale of certain assets of the security products business of LL Building Products Inc.

         Cash invested in additional working capital totaled $51.8 million during the first nine months of 2000, primarily reflecting seasonal increases in inventories of $15.5 million and $47.9 million in receivables, including a $47.3 million increase in the receivable from the trust which purchases certain of the Company's trade accounts receivable, partially offset by a $8.7 million increase in accounts payable. The net cash from operating activities also reflected a $59.6 million cash inflow from related party transactions due to the write-off as a distribution of the receivable from related parties.

     Net cash used in financing activities totaled $9.6 million during the first nine months of 2000, mainly reflecting distributions to related parties of $106.2 million, $35.6 million in repayments of long-term debt and $6.7 million of financing fees and expenses (related to plants substantially completed in Michigan City, Indiana, and Shafter, California), partially offset by $70.0 million in borrowings under the Company's bank revolving credit facility, $34.0 in proceeds from the issuance of long-term debt and $36.0 million in proceeds from the sale of the Company's trade receivables.

         As a result of the foregoing factors, cash and cash equivalents increased by $36.7 million during the first nine months of 2000 to $92.6 million, excluding $34.4 million of trading and available-for-sale securities.

         See Note 6 to Consolidated Financial Statements for information regarding contingencies.


                                     * * *

Forward-looking Statements

     This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. The Company's operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause such differences are discussed in the Company's filings with the U.S. Securities and Exchange Commission. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.



               Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

     Reference  is made to  Management's  Discussion  and  Analysis of Financial
Condition and Results of Operations in the Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of October 1, 2000.

                                   PART II

                              OTHER INFORMATION



Item 1.  Legal Proceedings


     As of October 1, 2000, 212 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber have been filed against Building Materials Corporation of America, with all such claims having been filed during September 2000. See Note 6 to Consolidated Financial Statements above.


Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits

         27. Financial Data Schedule for the nine months ended October 1, 2000, which is submitted electronically to the Securities and Exchange Commission for information only.


(b) The registrants filed a report on Form 8-K, dated October 5, 2000, reporting events under Item 5 thereof.

                                   SIGNATURES
                                  -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants listed below have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                          BUILDING MATERIALS CORPORATION OF AMERICA
                          BUILDING MATERIALS MANUFACTURING CORPORATION



DATE:  November 15, 2000              BY: /s/William C. Lang
       -----------------             ----------------------

                                     William C. Lang
                                     Executive Vice President,
                                     Chief Administrative Officer
                                       and Chief Financial Officer
                                     (Principal Financial Officer)


DATE:  November 15, 2000              BY: /s/James T. Esposito
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

                                    BUILDING MATERIALS INVESTMENT CORPORATION


DATE:  November 15, 2000             BY: /s/William C. Lang
       -----------------            ----------------------

                                    William C. Lang
                                    Executive Vice President,
                                    Chief Administrative Officer
                                      and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)