Form 10-K
period 2000-12-31
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS INVESTMENT CORP
filed 2001-04-02
CIK 927314, 1078706, 1078820

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to

                        Commission file number 33-81808

                   BUILDING MATERIALS CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      22-3276290
           (State of Incorporation)                 (I.R.S. Employer Identification No.)
                1361 ALPS ROAD                                     07470
              WAYNE, NEW JERSEY                                  (Zip Code)
   (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (973) 628-3000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                   SEE TABLE OF ADDITIONAL REGISTRANTS BELOW

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 23, 2001, 1,015,353 shares of Class A Common Stock, $.001 par value, and 15,000 shares of Class B Common Stock, $.001 par value, of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

     As of March 23, 2001, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares were held by non-affiliates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ADDITIONAL REGISTRANTS

                               STATE OR OTHER                  REGISTRATION NO./   ADDRESS, INCLUDING ZIP CODE AND
                              JURISDICTION OF      NO. OF       I.R.S. EMPLOYER      TELEPHONE NUMBER, INCLUDING
 EXACT NAME OF REGISTRANT     INCORPORATION OR     SHARES       IDENTIFICATION       AREA CODE, OF REGISTRANT'S
AS SPECIFIED IN ITS CHARTER     ORGANIZATION     OUTSTANDING        NUMBER           PRINCIPAL EXECUTIVE OFFICE
---------------------------   ----------------   -----------   -----------------   -------------------------------
Building Materials              Delaware           10           333-69749-01/      1361 Alps Road
  Manufacturing Corporation                                      22-3626208        Wayne, New Jersey 07470
                                                                                   (973) 628-3000
Building Materials              Delaware           10           333-69749-02/      300 Delaware Avenue
  Investment Corporation                                         22-3626206        Wilmington, Delaware 19801
                                                                                   (302) 427-5960

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Building Materials Corporation of America ("BMCA") is a leading national manufacturer of a broad line of asphalt roofing products and accessories for the steep slope and low slope roofing markets (previously referred to as the residential and commercial roofing product lines). We also manufacture specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. BMCA, incorporated under the laws of Delaware in 1994, is a 99.9%-owned subsidiary of BMCA Holdings Corporation, which is a wholly-owned subsidiary of G-I Holdings Inc. In 1994, BMCA acquired the operating assets and certain liabilities of GAF Building Materials Corporation, whose name was changed to G-I Holdings Inc. Samuel J. Heyman beneficially owns (as defined in Rule 13d-3 of the Exchange Act) approximately 99% of G-I Holdings Inc. BMCA does business under the name "GAF Materials Corporation."

     To facilitate administrative efficiency, effective October 31, 2000, GAF Corporation, the former indirect parent of BMCA, merged into its direct subsidiary, G-I Holdings Inc. G-I Holdings Inc. then merged into its direct subsidiary, G Industries Corp., which in turn merged into its direct subsidiary, GAF Fiberglass Corporation. In that merger, GAF Fiberglass Corporation changed its name to GAF Corporation. Effective November 13, 2000, GAF Corporation (formerly known as GAF Fiberglass Corporation) merged into its direct subsidiary, GAF Building Materials Corporation, whose name was changed in the merger to G-I Holdings Inc. G-I Holdings Inc. is now the parent of BMCA and of BMCA's direct parent, BMCA Holdings Corporation. We refer to G-I Holdings Inc. and any and all of its predecessor corporations, including GAF Corporation, G-I Holdings Inc., G Industries Corp., GAF Fiberglass Corporation and GAF Building Materials Corporation in this report as "G-I Holdings."

     On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey in Newark, New Jersey due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. We refer to these claims in this report as "Asbestos Claims." G-I Holdings, the successor to GAF Corporation by merger, is a privately-held holding company, and we are its only operating subsidiary. We are not included in the bankruptcy filing.

     On December 22, 2000, we completed a series of transactions that included
(1) entering into a new $100 million secured credit facility with the lenders under our existing revolving credit facility; (2) amending and restating our existing $110 million revolving credit facility and (3) receiving consents from holders of our outstanding senior notes to certain amendments to the indentures under which those notes were issued. We refer to the new secured credit facility in this report as the "New Credit Agreement" and the amended and restated existing revolving credit facility as the "Existing Credit Agreement." As a result of these transactions, all obligations under the New Credit Agreement and the Existing Credit Agreement, including the obligations under the subsidiary guarantees thereunder, and our obligations under a $7.0 million precious metal note and approximately $3.5 million of obligations under a standby letter of credit (which we refer to in this report collectively as the "Other Indebtedness") are secured by a first-priority lien on substantially all of our assets and the assets of our subsidiaries. We refer to these assets in this report as the "Collateral." The New Credit Agreement and the Existing Credit Agreement have been guaranteed by all of our current and future direct and indirect domestic subsidiaries, other than BMCA Receivables Corporation. In addition, our obligations under our outstanding senior notes are secured by a second-priority lien on the Collateral and have been guaranteed by the subsidiaries that guaranteed the New Credit Agreement and the Existing Credit Agreement. In connection with these transactions, we entered into a security agreement which grants a security interest in the Collateral in favor of the collateral agent on behalf of the lenders under the New Credit Agreement, the Existing Credit Agreement and the Other Indebtedness and the holders of our outstanding senior notes. We also entered into a collateral agent agreement which provides, among other things, for the sharing of proceeds with respect to any foreclosure or other remedy in respect of the Collateral. See Item 7,

"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Condition" and Note 11 to Consolidated Financial Statements.

     Our executive offices are located at 1361 Alps Road, Wayne, New Jersey 07470 and our telephone number is (973) 628-3000.

STEEP SLOPE ROOFING

     We are a leading manufacturer of a complete line of premium steep slope roofing products. Steep slope roofing product sales represented approximately 67% of our net sales in 2000. We have improved our sales mix of steep slope roofing products in recent years by increasing our emphasis on laminated shingles and accessory products which generally are sold at higher prices with more attractive profit margins than our standard strip shingle products. We believe that we are the largest manufacturer of laminated steep slope roofing shingles and the second largest manufacturer of strip shingles in the United States. (Statements contained in this report as to our competitive position are based on industry information which we believe is reliable.)

     Our two principal lines of steep slope roofing shingles are the Timberline(R) series and the Sovereign(R) series. We also produce certain specialty shingles.

  The Timberline(R) Series.

     The Timberline(R) series offers a premium laminated product line that adds dramatic shadow lines and substantially improves the appearance of a roof. The series includes:

     - the Timberline(R) 25 shingle, a mid-weight laminated shingle which serves as an economic trade-up for consumers, with a 25-year limited warranty;

     - the Timberline(R) shingle, with a 30-year limited warranty, a heavyweight laminated shingle with superior fire resistance and durability; and

     - the Timberline Ultra(R) shingle, with a 40-year limited warranty, a super heavyweight laminated shingle with the maximum durability of the Timberline(R) series.

  The Sovereign(R) Series.

     The Sovereign(R)series includes:

     - the standard 3-tab Sentinel(R) shingle with a 20-year limited warranty;

     - the Royal Sovereign(R) shingle, a heavier 3-tab shingle with a 25-year limited warranty, designed to capitalize on the "middle market" for quality shingles; and

     - the Marquis(R) Weathermax(R) shingle, a superior performing heavyweight 3-tab shingle with a 30-year limited warranty.

  Specialty Shingles.

     Our specialty asphalt shingles include:

     - the Slateline(R) shingle, offering the appearance of slate and labor savings in installation because of its larger size, with a 40-year limited warranty;

     - the Grand Sequoia(R) shingle, a premier architectural shingle with a 40-year limited warranty;

     - the Country Mansion(R) shingle, a distinctive high-end architectural shingle with a lifetime limited warranty;

     - the Country Estates(TM) shingle, a versatile style, high-end architectural shingle with a lifetime limited warranty; and

     - the Grand Canyon(TM) shingle, a super heavyweight architectural shingle with a rugged wood shake appearance with a lifetime limited warranty.

     Weather Stopper(R) Roofing System. In addition to shingles, we supply all the components necessary to install a complete roofing system. Our Weather Stopper(R) Roofing System begins with Weather Watch(R) and Stormguard(R) waterproof underlayments for eaves, valleys and flashings to prevent water seepage between the roof deck and the shingles caused by ice build-up and wind-driven rain. Our Weather Stopper(R) Roofing System also includes Shingle-Mate(R) glass reinforced underlayment, Timbertex(R) and Pacific Ridge(TM) Hip and Ridge shingles, which are significantly thicker and larger than standard hip and ridge shingles and provide dramatic accents to the slopes and planes of a roof, and the Cobra(R) Ridge Vent, which provides attic ventilation.

LOW SLOPE ROOFING

     We manufacture a full line of modified bitumen and asphalt built-up roofing products, liquid applied membrane systems and roofing accessories for use in the application of low slope roofing systems. We also market thermoplastic and elastomeric single-ply products, and in the first quarter of 2001, we began manufacturing thermoplastic polyolefin products at our new plant in Mount Vernon, Indiana. Low slope roofing represented approximately 26% of our net sales in 2000. We believe that we are the second largest manufacturer of asphalt built-up roofing products and the largest manufacturer of modified bitumen products in the United States.

     We manufacture fiberglass-based felts under the trademark GAFGLAS(R), which are made from asphalt impregnated glass fiber mat for use as a component in asphalt built-up roofing systems. Most of our GAFGLAS(R) products are assembled on the roof by applying successive layers of roofing with asphalt and topped, in some applications, with gravel. Thermal insulation may be applied beneath the membrane. We also manufacture base sheets, flashings and other roofing accessories for use in these systems; the TOPCOAT(R) roofing system, a liquid-applied membrane system designed to protect and waterproof existing roofing systems; and roof maintenance products. In addition, we market perlite roofing insulation products, which consist of low thermal insulation that is installed as part of a low slope roofing application below the roofing membrane, isocyanurate foam as roofing insulation, packaged asphalt and accessories such as vent stacks, roof insulation fasteners, cements and coatings.

     We sell modified bitumen products under the Ruberoid(R) and Brai(R) Supreme(TM) trademarks. Modified bitumen products are used primarily in re-roofing applications or in combination with glass membranes in GAF CompositeRoof(TM) systems. These products consist of a roofing membrane utilizing polymer-modified asphalt, which strengthens and increases flexibility and is reinforced with a polyester non-woven mat or a glass mat. Modified bitumen systems provide high strength characteristics, such as weatherability, water resistance and labor cost savings due to ease of application.

SPECIALTY BUILDING PRODUCTS AND ACCESSORIES

     We manufacture and market a variety of specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. Specialty building products and accessories represented approximately 7% of our net sales in 2000. These products primarily consist of steep slope attic ventilation systems and metal and fiberglass air distribution products for the HVAC industry.

     On September 29, 2000, we sold certain manufacturing and other assets related to the Compton, California based security products division of LL Building Products Inc. for net cash proceeds of approximately $27.1 million. In connection with this transaction, we recorded a $17.5 million pre-tax operating gain during 2000.

MARKETING AND SALES

     We have one of the industry's largest sales forces. A staff of technical professionals who work directly with architects, consultants, contractors and building owners provides support to the sales force. We market our roofing and specialty building products and accessories through our own sales force of approximately 230 experienced, full-time employees and independent sales representatives who operate from six regional sales offices located across the United States. A major portion of our roofing product sales are to wholesale distributors who resell our products to roofing contractors and retailers. We believe that our nationwide coverage has contributed to certain of our roofing products being among the most recognized and requested brands in the industry.

     Our Customer Advantage(TM) Program offers marketing and support services to a nationwide network of MasterElite(TM) steep slope roofing contractors and Authorized Installers. We view the Master Elite(TM) contractors and Authorized Installers as an effective extension of our sales force which takes our products directly to the homeowner. We also have established programs with approved MasterSelect(TM), Platinum(TM) and Pride(TM) contractors to promote premium warranty systems and service programs for our low slope roofing products.

     No single customer accounted for 10% or more of our net sales in 2000, except for The Home Depot, Inc. and American Builders & Contractors Supply Company, Inc., which accounted for approximately 13% and 11%, respectively, of our 2000 net sales.

RAW MATERIALS

     The major raw materials required for the manufacture of our roofing products are asphalt, mineral stabilizer, glass fiber, glass fiber mat, polyester mat and granules. Asphalt and mineral stabilizer are available from a large number of suppliers. We currently have contracts with several of these suppliers and others are available as substitutes. In 2000, prices of most raw materials other than asphalt and energy have been relatively stable, rising moderately with general industrial prices, while the price of asphalt tends to move in step with the price of crude oil. Energy costs increased significantly in 2000 due to increased demand for such items.

     The major raw materials required for the manufacture of our specialty building products and accessories are steel tubes, sheet metal products, aluminum, motors and cartons. These raw materials, other than motors, are commodity-type products, the pricing for which is driven by supply and demand. Prices of other raw materials used in the manufacture of specialty building products and accessories are more closely tied to movements in inflation rates. In 2000, substantially all of the motors used in our ventilation products were purchased from a domestic supplier. All of these raw materials, including motors, are available from a large number of suppliers.

     Five of our roofing plants have easy access to deep water ports thereby permitting delivery of asphalt by ship, the most economical means of transport. Our Nashville, Tennessee plant manufactures a significant portion of our glass fiber requirements for use in our Chester, South Carolina and Shafter, California plants which manufacture glass fiber mat substrate. We purchase all of our requirements for colored roofing granules from an affiliate, International Specialty Products Inc., under a requirements contract, except for the requirements of certain of our roofing plants which are supplied by third parties. This contract expires on December 31, 2001, unless extended by the parties.

SEASONAL VARIATIONS AND WORKING CAPITAL

     Sales of roofing and specialty building products and accessories in the northern regions of the United States generally decline during the winter months due to adverse weather conditions. Generally, our inventory practice includes increasing inventory levels in the first and second quarters in order to meet peak season demand (June through November).

WARRANTY CLAIMS

     We provide certain limited warranties covering most of our steep slope roofing products for periods generally ranging from 20 to 40 years, although certain of our styles provide for a lifetime limited warranty. Although terms of warranties vary, we believe that our warranties generally are consistent with those offered by our competitors. We also offer certain limited warranties and guarantees of varying duration covering most of our low slope roofing products and limited warranties covering most of our specialty building products and accessories for periods ranging from 5 to 10 years. From time to time, we review the reserves established for estimated probable future warranty claims.

COMPETITION

     The roofing products industry is highly competitive and includes a number of national competitors. These competitors in the steep slope roofing and accessories markets are Owens-Corning, Tamko, Elcor and Certainteed, and in the low slope roofing market are Johns Manville, Firestone and Carlisle. In addition, there are numerous regional competitors.

     Competition is based largely upon products and service quality, distribution capability, price and credit terms. We believe that we are well-positioned in the marketplace as a result of our broad product lines in both the steep slope and low slope markets, consistently high product quality, strong sales force and national distribution capabilities. As a result of the growth in demand for premium laminated shingles, a number of roofing manufacturers, including our company, have increased their laminated shingle production capacity in recent years. We have experienced increased competition in this area due to these factors.

     Our specialty roofing products and accessories business is highly competitive with numerous competitors due to the breadth of the product lines we market. Major competitors include Certainteed, Solar Group, ATCO Rubber Products and Standex Air Distribution Products.

RESEARCH AND DEVELOPMENT

     We primarily focus our research and development activities on the development of new products, process improvements and the testing of alternative raw materials and supplies. Our research and development activities, dedicated to steep slope, low slope and fiberglass products, are located at technical centers at Wayne, New Jersey and Nashville, Tennessee. Our research and development expenditures were approximately $6.0, $6.5 and $5.9 million in 1998, 1999 and 2000, respectively.

PATENTS AND TRADEMARKS

     We own or license approximately 100 domestic and 110 foreign patents or patent applications. In addition, we own or license approximately 220 domestic and 60 foreign trademark registrations or applications. While we believe the patent protection covering certain of our products to be material to those products, we do not believe that any single patent, patent application or trademark is material to our business or operations. We believe that the duration of the existing patents and patent licenses is consistent with our business needs.

ENVIRONMENTAL COMPLIANCE

     Since 1970, federal, state and local authorities have adopted and amended a wide variety of federal, state and local environmental laws and regulations relating to environmental matters. These laws and regulations affect us because of the nature of our operations and that of our predecessor and certain of the substances that are, or have been used, produced or discharged at our or its plants or at other locations. We made capital expenditures of approximately $0.6, $2.7 and $2.5 million in 1998, 1999 and 2000, respectively, relating to environmental compliance. These expenditures are included in additions to property, plant and equipment. We anticipate that aggregate capital expenditures relating to environmental compliance in 2001 and 2002 will be approximately $1.0 million in each year.

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

     See Item 3, "Legal Proceedings -- Environmental Litigation."

EMPLOYEES

     At December 31, 2000, we employed approximately 3,200 people worldwide, approximately 900 of which were subject to 13 union contracts. The contracts are effective for three- to four-year periods. During 2000, three labor contracts expired and were renegotiated. We believe that our relations with our employees and their unions are satisfactory.

ITEM 2.  PROPERTIES

     Our corporate headquarters and principal research and development laboratories are located at a 100-acre campus-like office and research park owned by a subsidiary of International Specialty Products Inc., at 1361 Alps Road, Wayne, New Jersey 07470. We occupy our headquarters pursuant to our management agreement with ISP. See Item 13, "Certain Relationships and Related Transactions -- Management Agreement."

     We own or lease the principal real properties described below. Unless otherwise indicated, the properties are owned in fee. In addition to the principal facilities listed below, we maintain sales offices and warehouses, substantially all of which are in leased premises under relatively short-term leases.

LOCATION                                                        FACILITY
--------                                                        --------
Alabama
  Mobile..................................  Plant, Warehouses*
California
  Fontana.................................  Plant, Sales Office
  Hollister...............................  Plant, Plant*
  Shafter.................................  Plant
  Stockton................................  Plant, Plant, Warehouse*
Florida
  Tampa...................................  Plant, Sales Office
Georgia
  Atlanta.................................  Administrative Offices*, Sales Office*
  Savannah................................  Plant, Sales Office
Indiana
  Mount Vernon............................  Plant, Plant, Sales Office
  Michigan City...........................  Plant
Illinois
  Romeoville..............................  Sales Office*
Maryland
  Baltimore...............................  Plant
Massachusetts
  Millis..................................  Plant, Sales Office, Warehouse*
  Walpole.................................  Plant*
Minnesota
  Minneapolis.............................  Plant, Sales Office
Mississippi
  Purvis..................................  Plant
New Jersey
  North Branch............................  Plant, Warehouse*
  North Brunswick.........................  Sales Office*, Warehouse*
  Wayne...................................  Headquarters*, Corporate Administrative
                                            Offices*, Research Center*
North Carolina
  Burgaw..................................  Plant
  Goldsboro...............................  Plant

LOCATION                                                        FACILITY
--------                                                        --------
Ohio
  Wadsworth...............................  Plant*
Pennsylvania
  Erie....................................  Plant, Sales Office, Warehouse*
  Wind Gap................................  Plant
South Carolina
  Chester.................................  Plant
Tennessee
  Nashville...............................  Plant, Research Center*
Texas
  Dallas..................................  Plant, Sales Office, Warehouse*
  Fannett.................................  Warehouse

---------------
* Leased Property

     In addition to the foregoing list, we have four manufacturing facilities in Monroe, Georgia; Corvallis, Oregon; Port Arthur, Texas; and Albuquerque, New Mexico that are currently closed. We believe that our plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Each plant has adequate transportation facilities for both raw materials and finished products. In 2000, we made capital expenditures of $61.5 million relating to plant, property and equipment.

ITEM 3.  LEGAL PROCEEDINGS

     Bodily Injury Claims. In connection with its formation, BMCA contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber of its parent, G-I Holdings. We frequently refer to these claims in this report as "Asbestos Claims." As of March 30, 1997, BMCA had paid all of its assumed asbestos-related liabilities. G-I Holdings has agreed to indemnify BMCA against any other existing or future claims related to asbestos-related liabilities if asserted against BMCA. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its Asbestos Claims. This proceeding is in a preliminary stage. In light of G-I Holdings' recent bankruptcy filing, G-I Holdings may not have sufficient assets to satisfy these indemnification obligations to us.

     Claimants in the G-I Holdings bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of BMCA's common stock. Such action could result in a change of control of our company. See Notes 11 and 16 to Consolidated Financial Statements. In addition, those claimants may seek to file Asbestos Claims against our company (with 2,147 Asbestos Claims having been filed against us as of December 31, 2000). We believe that we will not sustain any liability in connection with these or any other asbestos-related claims. Furthermore, on February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing Asbestos Claims against BMCA. The temporary restraining order expires on April 6, 2001. We are seeking to have this order renewed past this date. On February 7, 2001, G-I Holdings filed a defendant class action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings. This action is in a preliminary stage and no trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation. While we cannot predict whether any additional Asbestos Claims will be asserted against us, or the outcome of any litigation relating to those claims, we believe that we have meritorious defenses to any claim that we have asbestos-related liability, although there can be no assurances in this regard. In addition, G-I

Holdings has indemnified us with respect to Asbestos Claims. In light of G-I Holdings' recent bankruptcy filing, G-I Holdings may not have sufficient assets to satisfy these indemnification obligations to us.

     Actions Relating to G-I Holdings' Bankruptcy. On February 8, 2001, a creditors committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court for the District of New Jersey against G-I Holdings and BMCA. The complaint requests substantive consolidation of BMCA with G-I Holdings or an order directing G-I Holdings to cause BMCA to file for bankruptcy protection. BMCA and G-I Holdings intend to vigorously defend the lawsuit. We believe that no basis exists for the court to grant the relief requested. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On February 21, 2001, G-I Holdings moved to dismiss the complaint. On March 21, 2001, the bankruptcy court refused to grant the requested interim relief.

     Asbestos-in-Building Claims. G-I Holdings has also been named as a co-defendant in asbestos-in-buildings cases for economic and property damage or other injuries based upon an alleged present or future need to remove asbestos containing materials from public and private buildings. We refer to the asbestos-in-building claims in this report as the "Building Claims." Since these actions were first initiated approximately 19 years ago, G-I Holdings has not only successfully disposed of approximately 145 of these cases, but is a co-defendant in only three remaining lawsuits, one of which has been dormant. These actions have been stayed as to G-I Holdings pursuant to the G-I Holdings bankruptcy case. No new Building Claims were filed in 2000. BMCA has not assumed any liabilities with respect to Building Claims, and G-I Holdings has agreed to indemnify BMCA against those liabilities in the event any claims are asserted against it. For a discussion of the possible consequences to us of the failure of G-I Holdings to satisfy judgments against it relating to Building Claims, see "-- Bodily Injury Claims" above.

     Insurance Matters. In January 1993, G-I Holdings filed an action with the United States District Court in Philadelphia against certain product liability insurers whose policies will or may be called upon to respond to Asbestos Claims. This action sought a declaratory judgment against various third-party defendant product liability insurers to the effect that those insurers are obligated to provide coverage for Asbestos Claims. In March 2000, G-I Holdings reached a settlement with the final remaining insurer who was a defendant in G-I Holdings' amended complaint and has dismissed this action.

     In January 2000 and May 2000, G-I Holdings filed summary actions in Superior Court of New Jersey, Middlesex County against several of its insurers which had indicated that the Center for Claims Resolution, a non-profit organization set up to administer and handle asbestos-related personal injury claims against the participating companies and in which G-I Holdings was a member, had claimed a right to G-I Holdings' insurance proceeds to satisfy what the CCR contends are G-I Holdings' share of settlements entered by the CCR while G-I Holdings was a member. On March 17, 2000 and July 28, 2000, the trial court granted summary judgment in favor of G-I Holdings, and the CCR's motions for a stay pending appeal were denied by both the trial court and the appellate division. All insurers in both actions have now paid the amounts in dispute to G-I Holdings. The CCR is appealing the court's grant of summary judgment.

     In October 1983, G-I Holdings filed a lawsuit in Los Angeles, California Superior Court against its past insurance carriers to obtain a judicial determination that those carriers were obligated to defend and indemnify it for Building Claims. G-I Holdings is seeking declaratory relief as well as compensatory damages. This action is presently in the pre-trial pleading stage. The parties have agreed to hold this action in abeyance until such time as they are better able to evaluate developments as they may occur in the Building Claims. Because this litigation is in early stages and evidence and interpretations of important legal questions are presently unavailable, it is not possible to predict the future of this litigation.

     In all the Building Claims, G-I Holdings' defense costs have been paid by one of its primary carriers. While G-I Holdings expects that this primary carrier will continue to defend and indemnify G-I Holdings, this primary carrier has reserved its rights to later refuse to defend and indemnify G-I Holdings and to seek reimbursement for some or all of the fees paid to defend and resolve the Building Claims. G-I Holdings believes that it will be able to resolve those cases for amounts within the total indemnity obligations available from this primary carrier.

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

     In connection with its formation, BMCA contractually assumed all environmental liabilities of G-I Holdings relating to existing plant sites and the business of BMCA as then conducted. The estimates referred to below reflect those environmental liabilities assumed by BMCA and other environmental liabilities of our company. The environmental liabilities of G-I Holdings which were not assumed by BMCA relate primarily to closed manufacturing facilities. G-I Holdings estimates that, as of December 31, 2000, its liability in respect of the environmental liabilities of G-I Holdings not assumed by BMCA was approximately $9.3 million, before insurance recoveries reflected on its balance sheet of $9.1 million. BMCA estimates its liability as of December 31, 2000 in respect of assumed and other environmental liabilities is $1.3 million, and expects insurance recoveries reflected on its balance sheet, as discussed below, of $0.8 million. Insurance recoveries reflected on these balance sheets relate to both past expenses and estimated future liabilities. We refer to these recoveries below as "estimated recoveries."

     At most sites, BMCA anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. Although it is difficult to predict the ultimate resolution of these claims, based on BMCA's evaluation of the financial responsibility of the parties involved and their insurers, relevant legal issues and cost sharing arrangements now in place, BMCA estimates that its liability in respect of all Environmental Claims, including certain environmental compliance expenses, will be as discussed above. For information relating to other environmental compliance expenses, see Item 1, "Business -- Environmental Compliance" above.

     After considering the relevant legal issues and other pertinent factors, BMCA believes that it will receive the estimated recoveries and the legal expenses incurred by G-I Holdings on BMCA's behalf. We also believe that recoveries could be well in excess of the estimated recoveries for all Environmental Claims, although there can be no assurances in this regard. BMCA believes it is entitled to substantially full defense and indemnity under its insurance policies for most Environmental Claims, although BMCA's insurers have not affirmed a legal obligation under the policies to provide indemnity for those claims.

     In March 1995, G-I Holdings commenced litigation on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities in the United States District Court for the District of New Jersey seeking amounts substantially in excess of the estimated recoveries. The court dismissed this action in December 1997 for lack of federal jurisdiction, and defendant insurers appealed the dismissal. The appeal was denied by the Third Circuit Court of Appeals in March 1999. In June 1997, G-I Holdings filed a similar action against the insurers in the Superior Court of New Jersey, Somerset County, which action was removed to the United States Bankruptcy Court for the District of New Jersey in February 2001 in conjunction with the G-I Holdings' bankruptcy case. The action is currently pending in the bankruptcy court, although the defendant insurers have filed a motion to remand the action to the Superior Court of New Jersey, Somerset County. While BMCA believes that its claims are meritorious, there can be no assurance that BMCA will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

     We believe that we will not sustain any liability for environmental liabilities of G-I Holdings other than those that we have contractually assumed or that relate to the operations of our business. While we cannot predict whether any claims for non-assumed environmental liabilities will be asserted against us or our assets, or the outcome of any litigation relative to those claims, we believe that we have meritorious defenses to those claims. In addition, G-I Holdings has indemnified us with respect to those claims. In light of G-I Holdings' recent bankruptcy filing, G-I Holdings may not have sufficient assets to satisfy these indemnification obligations. For the possible consequences to us of the failure of G-I Holdings to satisfy judgments against it in environmental-related lawsuits or otherwise, see "-- Bodily Injury Claims" above.

OTHER LITIGATION

     In November 2000, we settled litigation previously pending between us and Elk Corporation of Dallas in the United States District Court for the Northern District of Texas and the United States Court of Appeals for the Federal Circuit relating to certain aspects of our laminated shingles, which Elk claimed infringed design and utility patents issued to it. This settlement does not require us to make any current or future payments. Elk had asserted that we had appropriated the trade dress of Elk's product and had sought injunctive relief, damages and attorneys' fees. We sued for a declaration that Elk's patents were invalid and unenforceable and that our shingles did not infringe any of Elk's rights, and had sought money damages for Elk's unfair competition. On October 10, 1997, the court issued an opinion holding that Elk's design patent was unenforceable because it was obtained through inequitable conduct, which ruling was affirmed on February 11, 1999 by the United States Court of Appeals for the Federal Circuit. Elk filed a petition for rehearing on February 25, 1999, which was denied by the court, and subsequently filed a petition for a writ of certiorari in the United States Supreme Court, which also was denied.

     On or about April 29, 1996, an action was commenced in the Circuit Court of Mobile County, Alabama against G-I Holdings on behalf of a purported nationwide class of purchasers of, or current owners of, buildings with certain asphalt shingles manufactured by G-I Holdings and affiliated entities. The action alleged, among other things, that those shingles were defective and sought unspecified damages on behalf of the purported class. On September 25, 1998, we agreed to settle this litigation on a national, class-wide basis for asphalt shingles manufactured between January 1, 1973 and December 31, 1997. Following a fairness hearing, the court granted final approval of the class-wide settlement in April 1999. Under the terms of the settlement, we will provide property owners whose shingles were manufactured during this period and which suffer certain damages during the term of their original warranty period, and who file a qualifying claim, with an opportunity to receive certain limited benefits beyond those already provided in their existing warranty. In October and December 1998, the separate actions commenced in 1997 in the Superior Court of New Jersey, Middlesex County, the Superior Court of New Jersey, Passaic County and the Supreme Court of the State of New York, County of Nassau, and in 1996 in Pointe Coupee Parish, Louisiana, on behalf of purported classes alleging that our shingles were defective and seeking unspecified damages, were stayed pending the outcome of the fairness hearing on the settlement agreement in the Mobile County, Alabama action. The Middlesex County, New Jersey, the Pointe Coupee Parish, Louisiana and the Nassau County, New York actions have been dismissed in light of the final approval of the settlement agreement in the Mobile County, Alabama action, and we expect that the remaining action also will be dismissed.

     In October 1998, G-I Holdings brought suit in the Superior Court of New Jersey, Middlesex County, on our behalf, against certain of its insurers for recovery of the defense costs in connection with the Mobile County, Alabama class action and a declaration that the insurers are obligated to provide indemnification for all damages paid pursuant to the settlement of this class action and for other damages. This action is pending.

                                     * * *

     We believe that the ultimate disposition of the cases described above under "Environmental Litigation," "Asbestos-in-Building Claims" and "Other Litigation" will not, individually or in the aggregate, have a material adverse effect on our liquidity, financial position or results of operations.

TAX CLAIM AGAINST G-I HOLDINGS

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P., a partnership in which G-I Holdings held an interest. The claim of the IRS for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in G-I Holdings incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. G-I Holdings has advised us that it believes that it will prevail in this matter, although we cannot assure you of this result.

We believe that the ultimate disposition of this matter will not have a material adverse effect on our business, financial position or results of operations. G-I Holdings has agreed to indemnify us against any tax liability associated with the surfactants partnership. In light of G-I Holdings' recent bankruptcy filing, G-I Holdings may not have sufficient assets to satisfy its indemnification obligation to us. For the possible consequences to us of the failure of G-I Holdings to satisfy this liability and other information relating to G-I Holdings, see "-- Bodily Injury Claims" above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II

ITEM 5.  MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     There is no trading market for BMCA's common stock. As of March 23, 2001, there were two holders of record of BMCA's Class A common stock and one holder of record of its Class B common stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

ITEM 6.  SELECTED FINANCIAL DATA

     See page F-8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See page F-2.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Condition -- Market-Sensitive Instruments and Risk Management" on page F-6.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index on page F-1 and Financial Statements and Supplementary Data on pages F-10 to F-44.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age, position and other information with respect to the directors and executive officers of BMCA. Under BMCA's By-laws, each director and executive officer continues in office until the company's next annual meeting of stockholders and until his or her successor is elected and qualified. On July 15, 1998, International Specialty Products Inc. merged with and into its parent, ISP

Holdings Inc., and ISP Holdings changed its name to International Specialty Products Inc. As used in this section, "ISP" refers to both companies.

                                                           PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD                 AGE               AND FIVE-YEAR EMPLOYMENT HISTORY
----------------------                 ---               --------------------------------
William W. Collins...................  50    Mr. Collins has been President and Chief Executive
  Director, Chief Executive Officer          Officer of BMCA and certain of its subsidiaries since
  and President                              September 2000 and a director of these companies since
                                             July 1999. He was President and Chief Operating Officer
                                             of the same companies from February 2000 to September
                                             2000 and was Executive Vice President and Chief
                                             Operating Officer of these companies from July 1999 to
                                             February 2000. Mr. Collins also was Senior Vice
                                             President -- Marketing and Sales, Residential Roofing
                                             Products of BMCA and certain of its subsidiaries from
                                             November 1997 to July 1999. He was Vice
                                             President -- Marketing and Sales, Commercial Roofing
                                             Products of BMCA from March 1996 to November 1997, and
                                             Vice President -- Sales, Commercial of BMCA from
                                             December 1995 to March 1996. Since July 1999, Mr.
                                             Collins also has been a director of G-I Holdings, a
                                             corporation that filed a voluntary petition for
                                             reorganization under Chapter 11 of the U.S. Bankruptcy
                                             Code in January 2001 due to its Asbestos Claims.

Richard A. Weinberg..................  41    Mr. Weinberg has been Executive Vice President, General
  Executive Vice President, General          Counsel and Secretary of BMCA and its subsidiaries since
  Counsel and Secretary                      May 1998 and was Senior Vice President, General Counsel
                                             and Secretary of BMCA and its subsidiaries from May 1996
                                             to May 1998. Since September 2000, he has been Chief
                                             Executive Officer, President, General Counsel and
                                             Secretary of G-I Holdings, a corporation that filed a
                                             voluntary petition for reorganization under Chapter 11
                                             of the U.S. Bankruptcy Code in January 2001 due to its
                                             Asbestos Claims, and previously served as Executive Vice
                                             President, General Counsel and Secretary of G-I Holdings
                                             and its subsidiaries from May 1998 to September 2000.
                                             Prior to that time, he held the positions of Senior Vice
                                             President, General Counsel and Secretary of these
                                             companies from May 1996 to May 1998. Mr. Weinberg has
                                             served as a director of G-I Holdings since May 1996. He
                                             also has been Executive Vice President, General Counsel
                                             and Secretary of ISP and its subsidiaries since May 1998
                                             and was Senior Vice President, General Counsel and
                                             Secretary of ISP and its subsidiaries from May 1996 to
                                             May 1998. He was Vice President and General Counsel of
                                             BMCA from September 1994 to May 1996.

                                                           PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD                 AGE               AND FIVE-YEAR EMPLOYMENT HISTORY
----------------------                 ---               --------------------------------

David A. Harrison....................  44    Mr. Harrison has been a director of BMCA and certain of
  Director, Senior Vice                      its subsidiaries since September 2000. He also has been
  President -- Marketing, Contractor         Senior Vice President -- Marketing, Contractor Services
  Services and Corporate Development         and Corporate Development of BMCA and certain of its
                                             subsidiaries since July 2000. He is also President of
                                             GAF Materials Corporation (Canada). Mr. Harrison was
                                             Vice President -- Corporate Marketing and Development of
                                             BMCA and certain of its subsidiaries from November 1999
                                             to July 2000, Vice President -- Marketing Development of
                                             BMCA and certain of its subsidiaries from January 1997
                                             to July 1999 and Senior Vice President -- Residential
                                             Marketing of BMCA and certain of its subsidiaries from
                                             April 1996 to January 1997. From July 1999 to November
                                             1999, Mr. Harrison was Senior Vice President, Corporate
                                             Marketing of Centex Corporation, a company in the
                                             construction and related financial services industries.
                                             Prior to joining BMCA, Mr. Harrison was Vice President
                                             of Global Marketing of Armstrong World Industries Inc.
                                             from 1994 to 1996.

Robert B. Tafaro.....................  50    Mr. Tafaro has been a director of BMCA and certain of
  Director, Senior Vice President and        its subsidiaries since September 2000. He also has been
  General Manager -- Steep Slope             Senior Vice President and General Manager -- Steep Slope
  Systems                                    Systems of BMCA and certain of its subsidiaries since
                                             July 2000. He was Vice President -- Marketing and Sales,
                                             Commercial Roofing Products of BMCA and certain of its
                                             subsidiaries from November 1997 to July 2000. He was
                                             Vice President -- Residential Marketing of BMCA from May
                                             1997 to November 1997, Director of Residential Marketing
                                             of BMCA from February 1997 to May 1997, and Eastern
                                             Regional Sales Manager of BMCA and its predecessor
                                             company from July 1993 to February 1997.

Kenneth E. Walton....................  44    Mr. Walton has been a director of BMCA and certain of
  Director, Senior Vice                      its subsidiaries since September 2000. He also has been
  President -- Operations                    Senior Vice President -- Operations of BMCA and certain
                                             of its subsidiaries since July 2000. He was Vice
                                             President -- Residential Operations of BMCA from March
                                             1999 to July 2000, Vice President -- Manufacturing of
                                             U.S. Intec, Inc., a former subsidiary of BMCA, from
                                             December 1997 to March 1999, Director of Manufacturing--
                                             Roofing and Felt Operations of BMCA from April 1996 to
                                             December 1997 and Plant Manager -- Mobile, Alabama
                                             roofing facility of BMCA and its predecessor company
                                             from May 1991 to April 1996.

                                                           PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD                 AGE               AND FIVE-YEAR EMPLOYMENT HISTORY
----------------------                 ---               --------------------------------

Susan B. Yoss........................  42    Ms. Yoss has been Senior Vice President and Treasurer of
  Senior Vice President and Treasurer        BMCA and its subsidiaries since July 1999 and was Vice
                                             President and Treasurer of the same companies from
                                             February 1998 to July 1999. Since July 1999, she also
                                             has been Senior Vice President, Chief Financial Officer
                                             and Treasurer of G-I Holdings, a corporation that filed
                                             a voluntary petition for reorganization under Chapter 11
                                             of the U.S. Bankruptcy Code in January 2001 due to its
                                             Asbestos Claims. Ms. Yoss has served as Executive Vice
                                             President -- Finance and Treasurer of ISP and certain of
                                             its subsidiaries since September 2000, was Senior Vice
                                             President and Treasurer of ISP and certain of its
                                             subsidiaries from July 1999 to September 2000 and was
                                             Vice President and Treasurer of ISP from February 1998
                                             to July 1999. Ms. Yoss was Assistant Treasurer of Joseph
                                             E. Seagram & Sons, Inc., a global beverage and
                                             entertainment company, for more than five years until
                                             February 1998.

John F. Rebele.......................  46    Mr. Rebele has been a director of BMCA since January
  Director, Vice President and Chief         2001 and of certain of BMCA's subsidiaries since March
  Financial Officer                          2001. He also has been Vice President and Chief
                                             Financial Officer of BMCA and certain of its
                                             subsidiaries since January 2001. He was Vice
                                             President -- Finance of BMCA and certain of its
                                             subsidiaries from March 1998 to January 2001 and Vice
                                             President and Controller of BMCA and certain of its
                                             subsidiaries from February 1994 to March 1998.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and the four other most highly compensated executive officers of BMCA as of December 31, 2000, together with any person who served as BMCA's Chief Executive Officer in 2000. The salaries and other compensation of Messrs. Heyman and Weinberg and Ms. Yoss for services provided by them to our company are paid by ISP in accordance with a management agreement between ISP and our company. See Note (7) to the table below.

                                                                                     LONG-TERM
                                                                                   COMPENSATION
                                                                                   -------------
                                          ANNUAL COMPENSATION          OTHER        SECURITIES
                                      ---------------------------      ANNUAL       UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR    SALARY     BONUS(1)   COMPENSATION    OPTIONS(1)     COMPENSATION
---------------------------           ----   --------    --------   ------------   -------------   ------------
William W. Collins..................  2000   $245,625    $150,000                      6,500         $19,251(2)
  President and Chief Executive       1999    194,750     100,000                      5,000          15,463(2)
  Officer                             1998    168,000      69,871                      3,000          14,899(2)
William C. Lang.....................  2000   $257,500    $ 15,202                      5,000         $21,400(3)
  Executive Vice President,           1999    242,500     100,000                      5,000          20,871(3)
  Chief Administrative Officer        1998    207,083      94,145                      4,200          17,965(3)
  and Chief Financial Officer(3)
David A. Harrison...................  2000   $207,375    $ 39,995     $48,544(4)       4,500         $ 9,722(4)
  Senior Vice President --            1999    115,578(4)   26,137(4)        --(4)         --(4)       11,037(4)
  Marketing, Contractor Services      1998    163,250      35,482       7,171(4)       1,000          16,681(4)
  and Corporate Development
Robert B. Tafaro....................  2000   $200,999    $ 44,071                      1,500         $18,057(5)
  Senior Vice President and           1999    164,000      36,183                         --          15,099(5)
  General Manager -- Steep Slope
  Systems                             1998    135,842      35,152                      2,500          14,226(5)
Kenneth E. Walton...................  2000   $164,375    $ 36,800                      2,000         $15,011(6)
  Senior Vice
President -- Operations               1999    151,018      34,110                      2,500          16,372(6)
                                      1998    127,310      21,735                      1,500          19,214(6)
Samuel J. Heyman....................  2000           (7)         (7)                        (7)             (7)
  Former Chairman of the Board,       1999           (7)         (7)                        (7)             (7)
  President and Chief Executive       1998           (7)         (7)                        (7)             (7)
  Officer(7)

---------------
(1) Bonus amounts are payable pursuant to BMCA's Executive Incentive Compensation Program, except that a portion of the bonus amounts paid to Mr. Lang in 1998 and 2000, Mr. Harrison in 1999 and Mr. Tafaro in 1998 represented special bonus awards to those executive officers. The options relate to shares of redeemable convertible preferred stock of BMCA. See
    "-- Options."

(2) Included in "All Other Compensation" for Mr. Collins are: $12,150, $11,450 and $11,450, representing BMCA's contribution under its 401(k) plan in 2000, 1999 and 1998, respectively; $4,941, $2,484 and $2,122 for the premiums paid by BMCA for a life insurance policy in 2000, 1999 and 1998, respectively; and $2,160, $1,529 and $1,327 for the premiums paid by BMCA for a long-term disability policy in 2000, 1999 and 1998, respectively. In February 2000, Mr. Collins was elected President and Chief Operating Officer of BMCA and in September 2000 was elected as our President and Chief Executive Officer.

(3) Included in "All Other Compensation" for Mr. Lang are: $12,400, $11,700 and $11,700, representing BMCA's contribution under its 401(k) plan in 2000, 1999 and 1998, respectively; $6,840, $7,267 and $4,459 for the premiums paid by BMCA for a life insurance policy in 2000, 1999 and 1998, respectively; and $2,160, $1,904 and $1,806 for the premiums paid by BMCA for a long-term disability policy in 2000, 1999 and 1998, respectively. Effective January 2001, Mr. Lang no longer holds the positions of Executive Vice President, Chief Administrative Officer and Chief Financial Officer of BMCA. We have entered into an agreement with Mr. Lang in connection with his separation from employment with our company pursuant to which, among other things, we will pay Mr. Lang nine months severance.

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

(4) Included in "Other Annual Compensation" for Mr. Harrison are $48,544 and $7,171 in payment for moving-related expenses in 2000 and 1998, respectively. Included in "All Other Compensation" for Mr. Harrison are:
    $6,089, $9,188 and $11,450, representing BMCA's contribution under its 401(k) plan in 2000, 1999 and 1998, respectively; $1,574, $737 and $3,671 for the premiums paid by BMCA for a life insurance policy in 2000, 1999 and 1998, respectively; and $2,059, $1,112 and $1,560 for the premiums paid by BMCA for a long-term disability policy in 2000, 1999 and 1998, respectively. Mr. Harrison resigned from his employment with us in July 1999 and returned in November 1999.

(5) Included in "All Other Compensation" for Mr. Tafaro are: $12,150, $11,450 and $11,283, representing BMCA's contribution under its 401(k) plan in 2000, 1999 and 1998, respectively; $3,913, $2,078 and $1,706 for the premiums paid by BMCA for a life insurance policy in 2000, 1999 and 1998, respectively; and $1,994, $1,571 and $1,237 for the premiums paid by BMCA for a long-term disability policy in 2000, 1999 and 1998, respectively.

(6) Included in "All Other Compensation" for Mr. Walton are: $12,150, $11,503 and $11,450, representing BMCA's contribution under its 401(k) plan in 2000, 1999 and 1998, respectively; $1,223, $3,416 and $6,594 for the premiums paid by BMCA for a life insurance policy in 2000, 1999 and 1998, respectively; and $1,638, $1,453 and $1,170 for the premiums paid by BMCA for a long-term disability policy in 2000, 1999 and 1998, respectively.

(7) The salary and other compensation of Messrs. Heyman and Weinberg and Ms. Yoss are paid by ISP pursuant to our management agreement with ISP, except that BMCA granted to Mr. Weinberg options to purchase 6,453 shares of redeemable convertible preferred stock of BMCA in 1999. See "-- Options." No allocation of compensation for services to BMCA is made pursuant to the management agreement, except that BMCA reimbursed ISP $400,000 and $230,000 under the management agreement in respect of bonus amounts earned by Mr. Weinberg and Ms. Yoss, respectively, for 2000 in connection with services performed by them for BMCA during that year. In addition, BMCA reimburses ISP, through payment of the management fees payable under the management agreement, for the estimated costs ISP incurs for providing the services of these officers. See Item 13, "Certain Relationships and Related
    Transactions -- Management Agreement." Mr. Heyman resigned as our President in February 2000 and as our Chief Executive Officer and Chairman of the Board in September 2000.

OPTIONS

     The following table summarizes options to acquire BMCA's redeemable convertible preferred stock granted during 2000 to the executive officers named in the Summary Compensation Table above and the potential realizable value of options held by those persons.

                 BMCA PREFERRED STOCK OPTION GRANTS IN 2000(1)

                                                                                POTENTIAL REALIZABLE VALUE
                                                                                 AT ASSUMED ANNUAL RATES
                                             NUMBER OF         % OF TOTAL             OF BOOK VALUE
                                            SECURITIES       OPTIONS GRANTED           APPRECIATION
                                            UNDERLYING       TO EMPLOYEES IN    --------------------------
NAME                                      OPTIONS GRANTED      FISCAL 2000          5%             10%
----                                      ---------------    ---------------    -----------    -----------
William W. Collins......................       6,500              10.5%          $311,620       $767,536
William C. Lang.........................       5,000               8.1            239,708        590,412
David A. Harrison.......................       4,500               7.3            215,737        531,371
Robert B. Tafaro........................       1,500               2.4             71,912        177,124
Kenneth E. Walton.......................       2,000               3.2             95,883        236,165

---------------
(1) The BMCA preferred stock options represent options to purchase shares of redeemable convertible preferred stock of BMCA. Each share of preferred stock is convertible, at the holder's option, into shares of Class A common stock of BMCA at a formula price based on Book Value (as defined in the option agreement) as of the date of grant. The options vest over five years from the date of grant. Dividends will accrue on the preferred stock from the date of issuance at the rate of 6% per annum. The preferred stock is redeemable, at BMCA's option, for a redemption price equal to the exercise price per share plus accrued and unpaid dividends. The Class A common stock of BMCA issuable upon conversion of the preferred stock is subject to repurchase by BMCA under certain circumstances at a price equal to its then current Book Value. The exercise price of the options is equal to the fair value per share of the preferred stock at the date of grant. The options expire nine years after the date of grant. See Note 2 to the table below for additional information relating to outstanding stock options.

  BMCA PREFERRED STOCK OPTIONS AND OPTION EXERCISES AND VALUES AT DECEMBER 31,
                                      2000

                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                              PREFERRED OPTIONS              IN-THE-MONEY
                                                                 AT 12/31/00              PREFERRED OPTIONS
                              SHARES ACQUIRED    VALUE          EXERCISABLE/                 AT 12/31/00
NAME                            ON EXERCISE     REALIZED     UNEXERCISABLE(1)(2)     EXERCISABLE/UNEXERCISABLE(3)
----                          ---------------   --------   -----------------------   ----------------------------
William W. Collins..........        --            --            8,031/15,587               $183,941/$98,998
William C. Lang.............        --            --            4,982/13,055                  94,008/77,817
David A. Harrison...........        --            --               500/4,000                            0/0
Robert B. Tafaro............        --            --             2,237/3,424                  64,584/29,106
Kenneth E. Walton...........        --            --             2,452/5,334                  65,340/23,864

---------------
(1) With respect to the stock options for 6,453 shares of preferred stock held by Mr. Weinberg, options for 2,581 shares of preferred stock were exercisable and options for 3,872 shares of preferred stock were unexercisable at December 31, 2000.

(2) Effective December 31, 2000, we adopted the 2001 Long-Term Incentive Plan which, among other things, will allow certain employees participating in the preferred stock option program to also participate in the new incentive plan and to elect to exchange their outstanding stock options for incentive units under the new incentive plan.

(3) Options for 12,118, 8,037, 0, 4,161 and 4,286 shares of preferred stock were in-the-money for Messrs. Collins, Lang, Harrison, Tafaro and Walton, respectively, at December 31, 2000. Options for 6,453 shares of preferred stock were in-the-money for Mr. Weinberg at December 31, 2000. The value of these unexercised in-the-money options held by Mr. Weinberg at December 31, 2000 was $10,410 and $15,614 for exercisable and unexercisable options, respectively.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 23, 2001, approximately 99.9% of our outstanding Class A common stock and all of our outstanding Class B common stock are owned of record by BMCA Holdings Corporation. All of the outstanding capital stock of BMCA Holdings Corporation is owned of record by G-I Holdings.

     The following table sets forth information with respect to the ownership of BMCA's common stock, as of March 23, 2001, by each other person known to us to own beneficially more than 5% of either class of the common stock outstanding on that date and by all of our directors and executive officers as a group.

                                                                 AMOUNT AND
                                                                 NATURE OF                 TOTAL
                                                                 BENEFICIAL    PERCENT     VOTING
TITLE OF CLASS        NAME AND ADDRESS OF BENEFICIAL OWNER(1)    OWNERSHIP     OF CLASS    POWER
--------------        ---------------------------------------    ----------    --------    ------
Class A Common Stock  Samuel J. Heyman......................     1,015,010(2)    99.9%      98.5%
                      All directors and executive officers of
                      BMCA as a group (7 persons)...........            --         --         --
Class B Common Stock  Samuel J. Heyman......................        15,000(2)   100.0%       1.5%
                      All directors and executive officers of
                      BMCA as a group (7 persons)...........            --         --         --

---------------
(1) The business address for Mr. Heyman is 1361 Alps Road, Wayne, New Jersey 07470.

(2) The number of shares shown as being beneficially owned (as defined in Rule 13d-3 of the Exchange Act) by Mr. Heyman attributes ownership of the shares of BMCA common stock owned by BMCA Holdings Corporation, a wholly-owned subsidiary of G-I Holdings, to Mr. Heyman. As of March 23, 2001, Mr. Heyman beneficially owned (as defined in Rule 13d-3 of the Exchange Act) approximately 99.4% of the capital stock of G-I Holdings.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

     Pursuant to a management agreement, International Specialty Products Inc. (of which Samuel J. Heyman beneficially owns (as defined in Rule 13d-3 of the Exchange Act) approximately 79%) provides certain general management, administrative, legal, telecommunications, information and facilities services to us, including the use of our headquarters in Wayne, New Jersey. ISP charged us $6.0 million in 2000 for providing these services. These charges consist of management fees and other reimbursable expenses attributable to us, or incurred by ISP for our benefit. They are based on an estimate of the costs ISP incurs to provide such services. Effective January 1, 2001, the management agreement was amended to extend the term of the agreement through March 31, 2001, to provide for the automatic extension of the agreement for successive quarterly periods unless the agreement is terminated by a party, and to adjust the management fees payable under the agreement. In addition, the management agreement was amended to provide that BMCA rather than ISP be responsible for providing management services to G-I Holdings and certain of its subsidiaries and that G-I Holdings pay to BMCA a management fee for these services. Based on the services provided to G-I Holdings in 2000 under the management agreement, the aggregate amount payable by G-I Holdings to us for services to be rendered under the management agreement in 2001 is expected to be approximately $0.6 million. We also allocate a portion of the management fees payable by us under the management agreement to separate lease payments for the use of our headquarters. Based on the services provided by ISP in 2000 to us and G-I Holdings under the management agreement, the aggregate amount payable by us to ISP under the management agreement for 2001 is expected to be approximately $6.6 million. Certain of our executive officers receive their compensation from ISP. ISP is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the management agreement.

     Due to the unique nature of the services provided under the management agreement, comparisons with third party arrangements are difficult. However, we believe that the terms of the management agreement taken as a whole are no less favorable to us than could be obtained from an unaffiliated third party.

CERTAIN PURCHASES

     We purchase all of our colored roofing granules requirements from ISP under a requirements contract, except for the requirements of certain of our roofing plants which are supplied by third parties. Effective January 1, 2001, this contract was amended and restated to provide, among other things, that the contract will expire on December 31, 2001, unless extended by the parties. In 2000, we purchased in the aggregate approximately $59.3 million of mineral products from ISP.

TAX SHARING AGREEMENT

     We entered into a tax sharing agreement dated January 31, 1994 with G-I Holdings with respect to the payment of federal income taxes and certain related matters. During the term of the tax sharing agreement, which is effective for the period during which we or any of our domestic subsidiaries is included in a consolidated federal income tax return for the consolidated group that has included G-I Holdings as a member, we are obligated to pay G-I Holdings an amount equal to those federal income taxes we would have incurred if we, on behalf of ourselves and our domestic subsidiaries, filed our own federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by us to G-I Holdings in future years, but cannot be carried back. If we ever were to leave the G-I Holdings consolidated tax group, we would be required to pay to G-I Holdings the value of any tax attributes to which we would succeed under the consolidated return regulations to the extent the tax attributes reduced the amounts otherwise payable by us under the tax sharing agreement. Under certain circumstances, the provisions of the tax sharing agreement could result in us having a greater liability under the agreement than we would have had if we and our domestic subsidiaries had filed our own separate federal income tax return. Under the tax sharing agreement, we and each of our domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of G-I Holdings or its subsidiaries for years prior to the adoption of the tax sharing agreement that relate to our business or assets or the business or assets of any of our domestic subsidiaries. Although, as a member of the G-I Holdings consolidated tax group, we are severally liable for certain federal income tax liabilities of the G-I Holdings consolidated tax group, including tax liabilities not related to our business, G-I Holdings has agreed to indemnify us and our subsidiaries for all tax liabilities of the G-I Holdings consolidated tax group other than tax liabilities arising from our operations and the operations of our domestic subsidiaries and tax liabilities for tax years pre-dating the tax sharing agreement that relate to our business or assets and the business or assets of any of our domestic subsidiaries. In light of G-I Holdings' recent bankruptcy filing, G-I Holdings may not have sufficient assets to satisfy these indemnification obligations. See Item 3, "Legal Proceedings -- Bodily Injury Claims." The tax sharing agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the tax sharing agreement, G-I Holdings makes all decisions with respect to all matters relating to taxes of the G-I Holdings consolidated tax group. The provisions of the tax sharing agreement take into account both the federal income taxes we would have incurred if we filed our own separate federal income tax return and the fact that we are a member of the G-I Holdings consolidated tax group for federal income tax purposes.

INTERCOMPANY BORROWINGS

     BMCA makes loans to, and borrows from, G-I Holdings and its subsidiaries from time to time at prevailing market rates. As of December 31, 2000, no loans were owed to BMCA by G-I Holdings and no loans were owed by us to affiliates. In addition, we make non-interest bearing advances to affiliates, of which no amount was outstanding at December 31, 2000. In 2000, we made a distribution of $106.2 million to our parent corporations, representing the write-off of outstanding advances to our parent corporations that we determined were uncollectible. See Note 15 to Consolidated Financial Statements.

                                    PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     The following documents are filed as part of this report:

     (a)(1) Financial Statements: See Index on page F-1.

     (a)(2) Financial Statement Schedules: See Index on page F-1.

     (a)(3) Exhibits:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.1    --   Reorganization Agreement, dated as of December 31, 1998, by and among BMCA, Building Materials Manufacturing Corporation and Building Materials Investment Corporation (incorporated by reference to Exhibit 2.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-69749) (the "2008 Notes
               S-4").
   3.1    --   Amended and Restated Certificate of Incorporation of BMCA
               (incorporated by reference to Exhibit 3.1 to BMCA's Form
               10-K for the year ended December 31, 1999 (the "1999 Form
               10-K")).
   3.2    --   By-laws of BMCA (incorporated by reference to Exhibit 3.2 to
               BMCA's Registration Statement on Form S-4 (Registration No.
               33-81808)) (the "Deferred Coupon Note Registration
               Statement").
   3.3    --   Certificate of Incorporation of Building Materials
               Manufacturing Corporation (incorporated by reference to
               Exhibit 3.3 to BMCA's Form 10-K for the fiscal year ended
               December 31, 1998 (the "1998 10-K")).
   3.4    --   By-laws of Building Materials Manufacturing Corporation
               (incorporated by reference to Exhibit 3.4 to the 1998 10-K).
   3.5    --   Certificate of Incorporation of Building Materials
               Investment Corporation (incorporated by reference to Exhibit
               3.5 to the 1998 10-K).
   3.6    --   By-laws of Building Materials Investment Corporation
               (incorporated by reference to Exhibit 3.6 to the 1998 10-K).
   4.1    --   Indenture, dated as of December 9, 1996, between BMCA and
               The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4
               (Registration No. 333-20859)).
   4.2    --   Indenture, dated as of October 20, 1997, between BMCA and
               The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4
               (Registration No. 333-41531)).
   4.3    --   Indenture, dated as of July 17, 1998, between BMCA and The
               Bank of New York, as trustee (incorporated by reference to
               Exhibit 4.1 to BMCA's Registration Statement on Form S-4
               (Registration No. 333-60633)).
   4.4    --   First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of December 9, 1996 among BMCA, as
               issuer, Building Materials Manufacturing Corporation and
               Building Materials Investment Corporation, as guarantors,
               and The Bank of New York, as trustee (incorporated by
               reference to Exhibit 10.7 of the 2008 Notes S-4).
   4.5    --   Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of December 9, 1996 among BMCA, as
               issuer, Building Materials Manufacturing Corporation and
               Building Materials Investment Corporation, as original
               guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee.
   4.6    --   First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of October 20, 1997 among BMCA, as
               issuer, Building Materials Manufacturing Corporation, as
               co-obligor, Building Materials Investment Corporation, as
               guarantor, and The Bank of New York, as trustee
               (incorporated by reference to Exhibit 10.8 of the 2008 Notes
               S-4).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   4.7    --   Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of October 20, 1997 among BMCA and
               Building Materials Manufacturing Corporation, as issuers,
               Building Materials Investment Corporation, as guarantor, the
               Additional Guarantors signatory thereto, as additional
               guarantors, and The Bank of New York, as trustee.
   4.8    --   First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of July 17, 1998 among BMCA, as
               issuer, Building Materials Manufacturing Corporation and
               Building Materials Investment Corporation, as guarantors,
               and The Bank of New York, as trustee (incorporated by
               reference to Exhibit 10.9 of the 2008 Notes S-4).
   4.9    --   Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of July 17, 1998 among BMCA, as
               issuer, Building Materials Manufacturing Corporation and
               Building Materials Investment Corporation, as original
               guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee.
   4.10   --   Indenture, dated as of December 3, 1998, between BMCA and
               The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the 2008 Notes S-4).
   4.11   --   First Supplemental Indenture dated as of January 1, 1999 to
               Indenture dated as of December 3, 1998 among BMCA, as
               issuer, Building Materials Manufacturing Corporation and
               Building Materials Investment Corporation, as guarantors,
               and The Bank of New York, as trustee (incorporated by
               reference to Exhibit 4.4 to the 2008 Notes S-4).
   4.12   --   Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of December 3, 1998 among BMCA, as
               issuer, Building Materials Manufacturing Corporation and
               Building Materials Investment Corporation, as original
               guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee.
   4.13   --   Indenture, dated July 5, 2000, between BMCA, as issuer,
               Building Materials Manufacturing Corporation and Building
               Materials Investment Corporation, as guarantors, and The
               Bank of New York, as trustee.
   4.14   --   First Supplemental Indenture, dated as of December 4, 2000, to the Indenture dated as of July 5, 2000, between BMCA, as issuer, Building Materials Manufacturing Corporation and
               Building Materials Investment Corporation, as original
               guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee.
   4.15   --   Registration Rights Agreement, dated July 5, 2000, between
               BMCA and BNY Capital Markets Inc.
   4.16   --   First Amendment to the Registration Rights Agreement, dated as of December 4, 2000, to Registration Rights Agreement
               dated July 5, 2000, among BMCA, as issuer, Building
               Materials Manufacturing Corporation and Building Materials
               Investment Corporation, as guarantors, and BNY Capital
               Markets, Inc., as initial purchaser.
  10.1    --   Amended and Restated Management Agreement, dated as of
               January 1, 1999, among GAF, G-I Holdings Inc., G Industries
               Corp., Merick Inc., GAF Fiberglass Corporation, ISP, GAF
               Building Materials Corporation, GAF Broadcasting Company,
               Inc., BMCA and ISP Opco Holdings Inc. (incorporated by
               reference to Exhibit 10.1 to the 1998 10-K).
  10.2    --   Amendment No. 1 to the Management Agreement, dated as of
               January 1, 2000 (incorporated by reference to Exhibit 10.2 to International Specialty Products Inc. Annual Report on
               Form 10-K for the year ended December 31, 1999).
  10.3    --   Amendment No. 2 to the Management Agreement, dated as of
               January 1, 2001 (incorporated by reference to Exhibit 10.3 to International Specialty Products Inc. Annual Report on
               Form 10-K for the year ended December 31, 2000).
  10.4    --   Form of Option Agreement relating to Series A Cumulative
               Redeemable Convertible Preferred Stock (incorporated by
               reference to Exhibit 10.9 to BMCA's Form 10-K for the year ended December 31, 1996).*

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.5    --   Forms of Amendment to Option Agreement relating to Series A
               Cumulative Redeemable Convertible Preferred Stock
               (incorporated by reference to Exhibit 10.12 to BMCA's Form
               10-K for the year ended December 31, 1997 (the "1997 Form
               10-K")).*
  10.6    --   Form of Option Agreement relating to Series A Cumulative
               Redeemable Convertible Preferred Stock (incorporated by
               reference to Exhibit 10.13 to the 1997 Form 10-K).*
  10.7    --   BMCA Preferred Stock Option Plan (incorporated by reference to Exhibit 4.2 to BMCA's Registration Statement on Form S-8
               (Registration No. 333-60589)).*
  10.8    --   BMCA 2001 Long-Term Incentive Plan.*
  10.9    --   Tax Sharing Agreement, dated as of January 31, 1994, among
               GAF, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.6 to the Deferred Coupon Note Registration
               Statement).
  10.10   --   Amendment to Tax Sharing Agreement, dated as of March 19,
               2001, between G-I Holdings and BMCA.
  10.11   --   Reorganization Agreement, dated as of January 31, 1994,
               among GAF Building Materials Corporation, G-I Holdings Inc.
               and BMCA (incorporated by reference to Exhibit 10.9 to the
               Deferred Coupon Note Registration Statement).
  10.12   --   Credit Agreement, dated as of December 4, 2000, by and among
               BMCA, the lenders party thereto, and The Bank of New York, as agent for the lenders and as Swing Line Lender (the
               "Credit Agreement").
  10.13   --   Amendment No. 1, dated as of December 22, 2000, to the
               Credit Agreement.
  10.14   --   Amendment No. 2, dated as of March 8, 2001, to the Credit
               Agreement.
  10.15   --   Amended and Restated Credit Agreement, dated as of December
               4, 2000, by and among BMCA, the lenders party thereto, Fleet
               National Bank as Documentation Agent, Bear Stearns Corporate
               Lending Inc. as Syndication Agent and the Bank of New York
               as Swing Line Lender and as Administration Agent with BNY
               Capital Markets Inc. as Lead Arranger and Bookrunner (the
               "Amended and Restated Credit Agreement").
  10.16   --   Amendment No. 1, dated as of December 22, 2000, to the
               Amended and Restated Credit Agreement.
  10.17   --   Amendment No. 2, dated as of March 8, 2001, to the Amended and Restated Credit Agreement.
  10.18   --   Security Agreement, dated December 22, 2000, by and among
               BMCA and each of the grantors party thereto and The Bank of
               New York as Collateral Agent.
  10.19   --   Collateral Agent Agreement, dated December 22, 2000, by and among BMCA, such Subsidiary of BMCA a party thereto, the
               1999 Administrative Agent (as defined therein), each Senior
               Note Trustee (as defined therein), the 2000 Administrative
               Agent (as defined therein), the Chase Manhattan Bank, Fleet
               National Bank and the Bank of New York, as Collateral Agent.
  10.20   --   Separation and General Release Agreement between BMCA and
               William C. Lang.*
  21      --   Subsidiaries of BMCA.
  23.1    --   Consent of Arthur Andersen LLP.

---------------
*  Management and/or compensation plan or arrangement

(b) Reports on Form 8-K

     The Company filed a report on Form 8-K, dated October 5, 2000, reporting events under Item 5 thereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BUILDING MATERIALS CORPORATION OF
                                            AMERICA
                                          BUILDING MATERIALS MANUFACTURING
                                            CORPORATION

DATE: MARCH 30, 2001                      BY:    /s/ WILLIAM W. COLLINS
                                            ------------------------------------
                                            NAME: WILLIAM W. COLLINS
                                            TITLE:   CHIEF EXECUTIVE OFFICER AND
                                              PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                      DATE
                     ---------                                     -----                      ----

              /s/ WILLIAM W. COLLINS                 President, Chief Executive Officer  March 30, 2001
---------------------------------------------------  and Director (Principal Executive
                William W. Collins                   Officer)

                /s/ JOHN F. REBELE                   Vice President and Chief Financial  March 30, 2001
---------------------------------------------------  Officer and Director (Principal
                  John F. Rebele                     Financial Officer)

               /s/ DAVID A. HARRISON                 Director                            March 30, 2001
---------------------------------------------------
                 David A. Harrison

               /s/ ROBERT B. TAFARO                  Director                            March 30, 2001
---------------------------------------------------
                 Robert B. Tafaro

               /s/ KENNETH E. WALTON                 Director                            March 30, 2001
---------------------------------------------------
                 Kenneth E. Walton

               /s/ JAMES T. ESPOSITO                 Vice President and Controller       March 30, 2001
---------------------------------------------------  (Principal Accounting Officer)
                 James T. Esposito

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BUILDING MATERIALS INVESTMENT
                                          CORPORATION

Date: March 30, 2001                      By: /s/  WILLIAM W. COLLINS
                                            ------------------------------------
                                            Name: William W. Collins
                                            Title:   President and Chief
                                              Executive Officer

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

                     SIGNATURE                                     TITLE                      DATE
                     ---------                                     -----                      ----

              /s/ WILLIAM W. COLLINS                 President, Chief Executive Officer  March 30, 2001
---------------------------------------------------  and Director (Principal Executive
                William W. Collins                   Officer)

               /s/ BARRY A. CROZIER                  Director                            March 30, 2001
---------------------------------------------------
                 Barry A. Crozier

                /s/ ARTHUR W. CLARK                  Director                            March 30, 2001
---------------------------------------------------
                  Arthur W. Clark

                /s/ JOHN F. REBELE                   Vice President and Chief Financial  March 30, 2001
---------------------------------------------------  Officer (Principal Financial and
                  John F. Rebele                     Accounting Officer)

                   BUILDING MATERIALS CORPORATION OF AMERICA
                                   FORM 10-K

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS, CONSOLIDATED FINANCIAL STATEMENTS
                                 AND SCHEDULES

                                                              PAGE
                                                              ----
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................   F-2
Selected Financial Data.....................................   F-8
Report of Independent Public Accountants....................   F-9
Consolidated Statements of Operations for the three years
  ended December 31, 2000...................................  F-10
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................  F-11
Consolidated Statements of Cash Flows for the three years
  ended December 31, 2000...................................  F-12
Consolidated Statements of Stockholders' Equity (Deficit)
  for the three years ended December 31, 2000...............  F-14
Notes to Consolidated Financial Statements..................  F-15
Supplementary Data (Unaudited):
  Quarterly Financial Data (Unaudited)......................  F-44

                                   SCHEDULES

Consolidated Financial Statement Schedules:
  Schedule II -- Valuation and Qualifying Accounts..........   S-1

                   BUILDING MATERIALS CORPORATION OF AMERICA

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Building Materials Corporate of America ("BMCA"), a subsidiary of BMCA Holdings Corporation, was formed in January 1994 to acquire the operating assets and certain liabilities of GAF Building Materials Corporation, whose name was changed to G-I Holdings Inc., a parent of BMCA. See Note 1 to Consolidated Financial Statements.

     To facilitate administrative efficiency, effective October 31, 2000, GAF Corporation, the former indirect parent of BMCA, merged into its direct subsidiary, G-I Holdings Inc. G-I Holdings Inc. then merged into its direct subsidiary, G Industries Corp., which in turn merged into its direct subsidiary, GAF Fiberglass Corporation. In that merger, GAF Fiberglass Corporation changed its name to GAF Corporation. Effective November 13, 2000, GAF Corporation (formerly known as GAF Fiberglass Corporation) merged into its direct subsidiary, GAF Building Materials Corporation, whose name was changed in the merger to G-I Holdings Inc. G-I Holdings Inc. is now the parent of BMCA and of BMCA's direct parent, BMCA Holdings Corporation. References herein to "G-I Holdings" mean G-I Holdings Inc. and any and all of its predecessor corporations, including GAF Corporation, G-I Holdings Inc., G Industries Corp., GAF Fiberglass Corporation and GAF Building Materials Corporation.

RESULTS OF OPERATIONS

  2000 Compared with 1999

     We recorded a net loss in 2000 of $11.2 million compared with net income of $24.0 million in 1999. The net loss in 2000 included a one-time pre-tax gain of $17.5 million ($11.0 million after-tax), a one-time pre-tax charge of $15.0 million ($9.5 million after-tax), pre-tax losses from the sale of investment securities of $18.1 million ($11.4 million after-tax) and an after-tax extraordinary loss of $0.3 million. The net income in 1999 included a pre-tax nonrecurring charge of $2.7 million ($1.7 million after-tax) and an after-tax extraordinary loss of $1.3 million. Excluding the one-time gains and losses in both years, the net loss for 2000 would have been $1.0 million compared with net income of $27.0 million in 1999, with the decrease primarily the result of lower operating income, lower investment income and higher interest expense.

     Net sales for 2000 were $1,207.8 million, a 5.9% increase over net sales for 1999 of $1,140.0 million, with the increase due to net sales gains in premium steep slope roofing products, partially offset by slightly lower net sales of low slope roofing products. The increase in net sales of premium steep slope roofing products resulted from higher average selling prices and unit volumes, while the decrease in net sales of low slope roofing products primarily resulted from lower unit volumes, partially offset by higher average selling prices.

     Operating income for 2000 was $61.4 million compared with $85.7 million reported in 1999, excluding one-time items in both years. Lower operating results were primarily attributable to the higher cost of energy and raw material purchases, principally the cost of asphalt due to high oil prices and increased demand for asphalt by the paving industry, partially offset by higher average selling prices for steep slope and low slope roofing products, higher steep slope roofing products unit volumes and lower manufacturing costs.

     We recorded in 2000 a $17.5 million pre-tax gain from the sale of certain assets of the security products business of LL Building Products Inc. (see Note 4 to Consolidated Financial Statements), a pre-tax charge of $15.0 million related to an increase in product warranty reserves (see Note 2 to Consolidated Financial Statements), pre-tax losses from the sale of investment securities of $18.1 million, and an after-tax extraordinary loss of $0.3 million related to the write-off of unamortized deferred financing fees in connection with the extinguishment of debt. In 1999, we recorded pre-tax nonrecurring charges of $2.7 million related to the settlement of a legal matter and an after-tax extraordinary loss of $1.3 million representing the premium paid upon the extinguishment of debt.

     Interest expense increased from $48.3 million in 1999 to $53.5 million in 2000, primarily due to higher average borrowings and a higher average interest rate. Other expense, net was $27.6 million compared to other income, net of $5.4 million in 1999, with the decrease primarily due to the pre-tax loss of $18.1 million from the sale of investment securities, lower investment income and higher other expenses.

  1999 Compared with 1998

     We recorded net income in 1999 of $24.0 million compared with a net loss of $9.8 million in 1998. The net income in 1999 and the net loss in 1998 included pre-tax nonrecurring charges of $2.7 million ($1.7 million after-tax) and $27.6 million ($17.1 million after-tax), respectively, and after-tax extraordinary losses of $1.3 million and $18.1 million, respectively. Excluding the extraordinary losses and nonrecurring charges in both years, net income would have been $27.0 million in 1999 compared with $25.4 million in 1998, an increase of 6.3%, with the increase primarily attributable to higher operating income and lower interest expense, partially offset by lower investment income.

     Net sales for 1999 were $1,140.0 million, a 4.8% increase over net sales for 1998 of $1,088.0 million. The sales growth was primarily due to the inclusion of the LL Building Products Inc. business, acquired in June 1998, for the full year (see Note 4 to Consolidated Financial Statements), together with net sales gains in premium steep slope roofing products, partially offset by lower net sales in low slope roofing products. The increase in net sales of premium steep slope roofing products resulted from higher sales volumes and average selling prices, while the decline in net sales of low slope roofing products resulted from lower average selling prices.

     Operating income, before the impact of nonrecurring charges, for 1999 was $85.7 million, a 14.2% increase over the $75.1 million for 1998 and, as a percentage of sales, improved to 7.5% in 1999 from 6.9% in 1998. The increase in operating income in 1999 was primarily attributable to higher net sales for our premium steep slope roofing products, the inclusion of the LL Building Products Inc. business, acquired in June 1998, for the full year, and a modest improvement in low slope roofing products, primarily the result of lower selling, general and administrative expenses and manufacturing costs.

     We recorded a pre-tax nonrecurring charge in 1999 of $2.7 million related to the settlement of a legal matter and, in 1998, a $27.6 million pre-tax charge of which $20.0 million related to the settlement of a national class action lawsuit involving asphalt shingles, and $7.6 million related to a grant to our former President and Chief Executive Officer of our restricted common stock and certain cash payments to be made over a specified period of time (substantially all of which was earned) in connection with the termination by an affiliate of preferred stock options and stock appreciation rights held by this officer (see
Note 5 to Consolidated Financial Statements).

     Interest expense declined to $48.3 million for 1999 from $50.0 million in 1998, due primarily to a lower average interest rate, partially offset by higher average borrowings. The lower average interest rate resulted primarily from the refinancing of $310 million in aggregate principal amount at maturity of our 11 3/4% Senior Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") with substantially all of the net proceeds from the issuances of $150 million in aggregate principal amount of our 7 3/4% Senior Notes due 2005 (the "2005 Notes"), $155 million in aggregate principal amount of our 8% Senior Notes due 2008 (the "2008 Notes") and a $31.9 million bank term loan (the "Term Loan") in July 1998, December 1998 and August 1999, respectively. In connection with the above refinancing, we recorded after-tax extraordinary losses of $1.3 million in 1999 and $18.1 million in 1998 related to premiums paid to repurchase the Deferred Coupon Notes.

     Other income, net, was $5.4 million in 1999 compared with $15.9 million in 1998. The decline was principally due to $10.3 million lower investment income.

LIQUIDITY AND FINANCIAL CONDITION

     Net cash inflow during 2000 was $70.2 million before financing activities, and included $41.1 million of cash generated from operations, the reinvestment of $61.5 million for capital programs, the generation of $59.0 million from net sales of available-for-sale securities and other short-term investments and $31.7 million from the sale of assets.

     Cash invested in additional working capital (excluding the non-cash leasing transactions described below) totaled $19.8 million during 2000, primarily reflecting increases in other current assets and decreases in accounts payable and accrued liabilities (after non-cash transactions) of $0.7, $26.8 and $8.8 million, respectively, partially offset by decreases in accounts receivable and inventories of $13.1 and $3.3 million, respectively. Cash from operating activities also reflected a $45.2 million increase from related party/parent corporation transactions (primarily due to the distribution to our parent corporations, representing the write-off of $106.2 million of outstanding advances to our parent corporations that we determined were uncollectible, $59.1 million of which was outstanding at December 31, 1999 and $47.1 million of which was advanced in 2000) and a $9.3 million increase in the reserve for product warranty claims (primarily resulting from a $15.0 million product warranty reserve adjustment, partially offset by claim payments).

     In connection with the construction of two new manufacturing facilities, in 1999 we entered into two leases for certain machinery and equipment to be utilized at our plants in Michigan City, Indiana and Shafter, California, which leases meet the criteria of operating leases under Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases." In connection with these leases, at December 31, 1999, property, plant and equipment, net and accrued liabilities included $65.6 million of assets under these leases. These amounts were reversed during 2000 when the manufacturing facilities became fully operational. This $65.6 million decrease in accrued liabilities was in addition to other reductions aggregating $8.8 million.

     In connection with the construction of our new manufacturing facility in Mount Vernon, Indiana, in December 2000 we entered into an operating lease for certain machinery and equipment to be utilized at this plant, at a total cost of approximately $15.5 million.

     Net cash used in financing activities totaled $43.4 million in 2000. We generated $41.0 million of proceeds from the issuance of long-term debt, including net proceeds of $34.0 million from our 10 1/2% Senior Notes due 2003 (the "2003 Notes") which were used to repay the Term Loan and for general corporate purposes, and the $7.0 million precious metal note due 2003 (the "Precious Metal Note") referred to below. In addition, we borrowed an additional $70 million under our amended and restated existing $110 million secured revolving credit facility (the "Existing Credit Agreement"). Offsetting these cash inflows was $38.1 million of repayments of long-term debt, principally the repayment of the Term Loan, a $106.2 million distribution to our parent corporations, representing the write-off of outstanding advances to our parent corporations which we determined were uncollectible, and $10.0 million in financing fees and expenses. See Note 15 to Consolidated Financial Statements. Our 8 5/8% Senior Notes due 2006, our 8% Senior Notes due 2007, the 2005 Notes, the 2008 Notes and the 2003 Notes are collectively referred to as the "Senior Notes."

     As a result of the foregoing factors, cash and cash equivalents (excluding securities at December 31, 1999) increased by $26.8 million during 2000 to $82.7 million.

     In December 2000, we entered into the new $100 million secured credit facility (the "New Credit Agreement"), which is to be used for working capital purposes subject to certain restrictions. The New Credit Agreement matures in August 2003. As of December 31, 2000, there were no outstanding borrowings or letters of credit under the New Credit Agreement. In connection with entering into the New Credit Agreement, the maturity date of our Existing Credit Agreement was extended for an additional year to August 2003. Our obligations under the Existing Credit Agreement and the New Credit Agreement, as well as our obligations under the Precious Metal Note and approximately $3.5 million of obligations under a standby letter of credit (collectively, the "Other Indebtedness"), aggregated $77.0 million of borrowings and $42.3 million of letters of credit outstanding at December 31, 2000. All of those obligations are secured by a first-priority lien on substantially all of our assets and the assets of our subsidiaries on a pro rata basis. We refer to these assets below as the "Collateral." The Senior Notes are secured by a second-priority lien on the same assets for so long as the first-priority lien remains in effect, subject to certain limited exceptions.

     Under the terms of the New Credit Agreement, the Existing Credit Agreement and the Senior Notes, we are subject to certain financial covenants, including, among others, interest coverage, minimum consolidated EBITDA (earnings before income taxes and extraordinary items increased by interest expense, depreciation, goodwill and other amortization), limitations on the amount of annual capital expenditures and indebtedness, restrictions on distributions to our parent corporations and on incurring liens, restrictions on investments and other payments. Dividends and other restricted payments, except for demand loans of specified amounts, made to any parent corporation are prohibited in 2001 and are subject to limitations, as described in those agreements, in future periods. As of December 31, 2000, after giving effect to the most restrictive of the aforementioned restrictions, we could not have paid dividends or made other restricted payments, except for demand loans of $2 million. In addition, if a change of control as defined in the New Credit Agreement and the Existing Credit Agreement occurs, those agreements could be terminated and the loans under those agreements accelerated by the holders of that indebtedness. If that event occurred, it would cause our outstanding Senior Notes to be accelerated. As of December 31, 2000, we were in compliance with all covenants under the New Credit Agreement, the Existing Credit Agreement and the Senior Notes.

     In connection with entering into the New Credit Agreement, we also issued a $7.0 million Precious Metal Note in order to finance precious metals used in certain of our manufacturing processes.

     The Existing Credit Agreement and the New Credit Agreement also provide that in the event we become the subject of any bankruptcy proceedings, the lenders will, subject to bankruptcy court approval, refinance and consolidate in full the indebtedness under the New Credit Agreement, the Existing Credit Agreement and the Other Indebtedness with a new debtor-in-possession facility. The terms and conditions of that debtor-in-possession facility would be substantially identical to the New Credit Agreement, the Existing Credit Agreement and the Other Indebtedness and would be in an aggregate amount equal to the then committed amount under the New Credit Agreement plus $110 million plus the principal amount of the Other Indebtedness. That facility would mature on August 18, 2004 and would be secured by a first-priority security interest in all of the Collateral.

     On July 5, 2000, we issued $35 million in aggregate principal amount at maturity of the 2003 Notes at 97.161% of the principal amount. We used the net proceeds from this issuance to repay the Term Loan and for general corporate purposes. In connection with entering into the New Credit Agreement, the maturity date of these notes was extended to September 2003.

     See Note 11 to Consolidated Financial Statements for further information regarding our debt instruments.

     At December 31, 2000, we had total outstanding consolidated indebtedness of $680.6 million, of which $5.9 million matures prior to December 31, 2001, and a stockholders' deficit of $77.9 million. We anticipate funding these obligations principally from our cash, operations and/or borrowings, which may include borrowings from affiliates.

     In March 1993, we sold our trade accounts receivable to a trust, without recourse, pursuant to an agreement which provided for a maximum of $75 million in cash to be made available to us based on eligible receivables outstanding from time to time. In November 1996, we repurchased the receivables sold pursuant to the 1993 agreement and sold them to a special purpose subsidiary of ours, BMCA Receivables Corporation, without recourse, which in turn sold them to a new trust, without recourse, pursuant to new agreements. The new agreements provide for a maximum of $115 million in cash to be made available to us based on eligible receivables outstanding from time to time. This facility expires in December 2001.

     We make loans to, and borrow from, G-I Holdings and its subsidiaries from time to time at prevailing market rates. As of December 31, 2000, no loans were owed to us by G-I Holdings and no loans were owed by us to affiliates. In addition, we make non-interest bearing advances to affiliates, of which no amounts were outstanding at December 31, 2000. See Note 15 to Consolidated Financial Statements.

     On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. See Item 3, "Legal Proceedings" for further information regarding asbestos-related matters. See Note 3 to Consolidated Financial Statements.

     Our parent corporations, G-I Holdings and BMCA Holdings Corporation, are essentially holding companies without independent businesses or operations. As a result, they are presently dependent upon the earnings and cash flows of their subsidiaries, principally our company, in order to satisfy their obligations, including various tax and other claims and liabilities including tax liabilities relating to Rhone-Poulenc Surfactants & Specialties, L.P., a Delaware limited partnership, in which G-I Holdings held an interest. We do not believe that the dependence of our parent corporations on the cash flows of their subsidiaries should have a material adverse effect on our operations, liquidity or capital resources. For further information, see Notes 3, 7, 11, 15 and 16 to Consolidated Financial Statements.

     We use capital resources to maintain existing facilities, expand our operations and make acquisitions. In 2000, we completed construction of a new fiberglass roofing mat manufacturing facility in Shafter, California and a new steep slope roofing shingle manufacturing facility in Michigan City, Indiana. We also have completed construction of a new manufacturing facility in Mount Vernon, Indiana for a single-ply low slope membrane roofing system. We commenced production at that facility in the first quarter of 2001. We expect to generate funding for our capital program from results of operations and leasing transactions.

     In response to current market conditions, to better service shifting customer demand and to reduce costs, we closed during 2000 four manufacturing facilities located in Monroe, Georgia; Port Arthur, Texas; Corvallis, Oregon; and Albuquerque, New Mexico. As market growth and customer demand improves, we may reinstate production at one or more of these manufacturing facilities in the future. The effect of closing these facilities was not material to our results of operations.

     We utilize interest rate swap agreements to lower funding costs, diversify sources of funding and manage interest rate exposure. In June 1998, we terminated our outstanding swaps related to a series of notes no longer outstanding with an aggregate ending notional principal amount of $60.0 million, resulting in gains of $0.7 million. The gains were deferred and amortized as a reduction of interest expense over the remaining original life of the swaps. By utilizing swaps, we reduced our interest expense by $1.9, $0.2 and $0 million in 1998, 1999 and 2000, respectively. See Note 11 to Consolidated Financial Statements.

     We do not believe that inflation has had an effect on our results of operations during the past three years. However, we cannot assure you that our business will not be affected by inflation in the future, or by the increase in cost of energy and asphalt purchases used in our manufacturing process principally due to rising oil prices and increased demand for asphalt by the paving industry. While 2000 net sales exceeded those of 1999, energy and asphalt cost increases, partially offset by price increases, had a negative impact on 2000 operating income. We expect that these energy and asphalt costs will continue to have an adverse impact on 2001 operating income as compared with the impact of these costs on operating income on a historical basis.

  Market-Sensitive Instruments and Risk Management

     During 2000 and in prior years, our investment strategy was to seek returns in excess of money market rates on our available cash while minimizing market risks. We invested primarily in international and domestic arbitrage and securities of companies involved in acquisition or reorganization transactions, including, at times, common stock short positions which were offset against long positions in securities which were expected, under certain circumstances, to be exchanged or converted into the short positions. With respect to our equity positions, we were exposed to the risk of market loss. See Note 2 to Consolidated Financial Statements. We are no longer permitted to engage in such activities under the terms of the Existing Credit Agreement and the New Credit Agreement.

     We also entered into financial instruments in the ordinary course of business in order to manage our exposure to market fluctuations on our short-term investments. The financial instruments we employed to reduce market risk included hedging instruments. The counterparties to these financial instruments were major financial institutions with high credit standings. The amounts subject to credit risk were generally limited to the amounts, if any, by which the counterparties' obligations exceeded our obligations. We controlled credit risk through credit approvals, limits and monitoring procedures.

                                                            DECEMBER 31, 1999    DECEMBER 31, 2000
                                                            -----------------    -----------------
                                                            NOTIONAL    FAIR     NOTIONAL    FAIR
                                                             AMOUNT     VALUE     AMOUNT     VALUE
                                                            --------    -----    --------    -----
                                                                        (IN MILLIONS)
Equity-related financial instruments......................    $0.9      $0.0       $0.0      $0.0

     All of the financial instruments in the above table had a maturity of less than one year. Under the terms of the Existing Credit Agreement and the New Credit Agreement, we are only permitted to enter into hedging arrangements that protect against or mitigate the effect of fluctuations in interest rates, foreign exchange rates or prices of commodities used in our business.

                                    *  *  *

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results or events will be achieved.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                            SELECTED FINANCIAL DATA

     The following table presents the selected consolidated financial data of the Company. As of January 1, 1997, G-I Holdings contributed all of the capital stock of U.S. Intec, Inc. ("U.S. Intec") to BMCA. Accordingly, the Company's historical consolidated financial statements include U.S. Intec's results of operations from the date of its acquisition by G-I Holdings (October 20, 1995), including net sales of $99.0 million and net income of $1.3 million for the year ended December 31, 1996. The results for the year ended December 31, 1997 include the results of the Leatherback Industries business from the date of its acquisition (March 14, 1997), including net sales of $30.2 million. The results for the year ended December 31, 1998 include the results of the LL Building Products Inc. business from the date of its acquisition (June 1, 1998), including net sales of $53.3 million, and the results for the year ended December 31, 2000 include the results of the LL Building Products Inc. security products business, certain assets of which were sold in September 2000, including net sales of $22.9 million.

                                                            YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------
                                                 1996     1997      1998       1999       2000
                                                ------   ------   --------   --------   --------
                                                                   (MILLIONS)
OPERATING DATA:
  Net sales...................................  $852.0   $944.6   $1,088.0   $1,140.0   $1,207.8
  Operating income............................    61.4     73.2       47.5*      83.1*      63.9*
  Interest expense............................    32.0     43.0       50.0       48.3       53.5
  Income (loss) before income taxes and
     extraordinary losses.....................    27.9     45.7       13.5       40.2      (17.2)
  Income (loss) before extraordinary losses...    17.1     27.8        8.4       25.3      (10.8)
  Net income (loss)...........................    17.1     27.8       (9.8)      24.0      (11.2)

---------------
* After non-recurring charges of $27.6 and $2.7 million in 1998 and 1999, respectively, and a one-time charge of $15.0 million and a gain on sale of assets of $17.5 million in 2000.

                                                                  DECEMBER 31,
                                                ------------------------------------------------
                                                 1996     1997      1998       1999       2000
                                                ------   ------   --------   --------   --------
                                                                   (MILLIONS)
BALANCE SHEET DATA:
  Total working capital.......................  $247.3   $283.1   $  220.1   $  109.9   $  129.9
  Total assets................................   702.0    829.7      867.0      895.1      771.2
  Long-term debt less current maturities......   405.7    563.9      596.9      600.7      674.7
  Total stockholders' equity (deficit)........   143.2     89.5       52.2       21.7      (77.9)

                                                            YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------
                                                 1996     1997      1998       1999       2000
                                                ------   ------   --------   --------   --------
                                                                   (MILLIONS)
OTHER DATA:
  Depreciation................................  $ 23.9   $ 25.0   $   28.9   $   33.0   $   36.4
  Goodwill amortization.......................     1.7      1.9        2.1        2.0        2.0
  Capital expenditures and acquisitions.......    25.6     82.2      134.5       45.8       61.5

                   BUILDING MATERIALS CORPORATION OF AMERICA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Building Materials Corporation of America:

     We have audited the accompanying consolidated balance sheets of Building Materials Corporation of America (a Delaware corporation and 99.9% owned subsidiary of BMCA Holdings Corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, appearing on pages F-10 to F-43 of this Form 10-K, present fairly, in all material respects, the financial position of Building Materials Corporation of America and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 28, 2001 (except with respect
     to the matter discussed in Note 3,
     as to which the date is March 21, 2001)

                   BUILDING MATERIALS CORPORATION OF AMERICA

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1998          1999           2000
                                                         ----------    -----------    ----------
                                                                       (THOUSANDS)
Net sales..............................................  $1,087,957    $1,140,039     $1,207,759
                                                         ----------    ----------     ----------
Costs and expenses:
  Cost of products sold................................     774,339       812,697        893,776
  Selling, general and administrative..................     236,416       239,560        250,542
  Goodwill amortization................................       2,111         2,034          2,024
  Gain on sale of assets...............................          --            --        (17,505)
  Warranty reserve adjustment..........................          --            --         15,000
  Nonrecurring charges.................................      27,563         2,650             --
                                                         ----------    ----------     ----------
     Total costs and expenses..........................   1,040,429     1,056,941      1,143,837
                                                         ----------    ----------     ----------
Operating income.......................................      47,528        83,098         63,922
Interest expense.......................................     (49,954)      (48,317)       (53,468)
Other income (expense), net............................      15,895         5,440        (27,640)
                                                         ----------    ----------     ----------
Income (loss) before income taxes and extraordinary
  losses...............................................      13,469        40,221        (17,186)
Income tax (provision) benefit.........................      (5,118)      (14,882)         6,359
                                                         ----------    ----------     ----------
Income (loss) before extraordinary losses..............       8,351        25,339        (10,827)
Extraordinary losses, net of income tax benefits of
  $11,101, $761, and $194, respectively................     (18,113)       (1,296)          (330)
                                                         ----------    ----------     ----------
Net income (loss)......................................  $   (9,762)   $   24,043     $  (11,157)
                                                         ==========    ==========     ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
                                                                  (THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 55,952    $ 82,747
  Investments in trading securities.........................       687          --
  Investments in available-for-sale securities..............    29,702          --
  Other short-term investments..............................     1,590          --
  Accounts receivable, trade, less reserve of $4,019 and
    $1,798, respectively....................................    22,938      19,474
  Accounts receivable, other................................    62,892      51,843
  Receivable from parent corporations.......................    59,132          --
  Tax receivable from parent corporations...................        --       1,500
  Inventories...............................................   108,615     101,702
  Other current assets......................................     4,239       3,925
                                                              --------    --------
    Total Current Assets....................................   345,747     261,191
Property, plant and equipment, net..........................   410,703     362,464
Excess of cost over net assets of businesses acquired, net
  of accumulated amortization of $12,925 and $14,346,
  respectively..............................................    70,408      65,317
Deferred income tax benefits................................    45,561      42,897
Tax receivable from parent corporations.....................        --       7,500
Other assets................................................    22,693      31,800
                                                              --------    --------
Total Assets................................................  $895,112    $771,169
                                                              ========    ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt......................  $  6,149    $  5,908
  Accounts payable..........................................    84,334      57,520
  Payable to related parties................................    15,024      10,052
  Accrued liabilities.......................................   115,828      42,888
  Reserve for product warranty claims.......................    14,500      14,900
                                                              --------    --------
    Total Current Liabilities...............................   235,835     131,268
                                                              --------    --------
Long-term debt less current maturities......................   600,745     674,698
                                                              --------    --------
Reserve for product warranty claims.........................    19,814      28,756
                                                              --------    --------
Other liabilities...........................................    17,029      14,312
                                                              --------    --------
Commitments and Contingencies...............................
Stockholders' Equity (Deficit):
  Series A Cumulative Redeemable Convertible Preferred
    Stock, $.01 par value per share; 400,000 shares
    authorized; no shares issued............................        --          --
  Class A Common Stock, $.001 par value per share; 1,300,000 shares authorized: 1,019,621 and 1,015,514 shares issued
    and outstanding, respectively...........................         1           1
  Class B Common Stock, $.001 par value per share; 100,000
    shares authorized; 15,000 shares issued and outstanding
  Additional paid-in capital................................    40,632          --
  Accumulated deficit.......................................        --     (77,866)
  Accumulated other comprehensive loss......................   (18,944)         --
                                                              --------    --------
    Total Stockholders' Equity (Deficit)....................    21,689     (77,865)
                                                              --------    --------
Total Liabilities and Stockholders' Equity (Deficit)........  $895,112    $771,169
                                                              ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1998         1999         2000
                                                              ---------    ---------    ---------
                                                                          (THOUSANDS)
Cash and cash equivalents, beginning of year................  $  12,924    $  24,989    $  55,952
                                                              ---------    ---------    ---------
Cash provided by (used in) operating activities:
  Net income (loss).........................................     (9,762)      24,043      (11,157)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Extraordinary losses....................................     18,113        1,296          330
    Gain on sale of assets..................................         --           --      (17,505)
    Depreciation............................................     28,935       32,986       36,350
    Goodwill and other amortization.........................      2,312        2,675        2,866
    Deferred income taxes...................................      4,538       14,132       (7,475)
    Noncash interest charges................................     23,877        3,321        2,648
  Increase in working capital items.........................    (15,962)     (26,200)     (19,791)
  Increase (decrease) in reserve for product warranty
    claims..................................................     11,651      (14,318)       9,342
  Purchases of trading securities...........................   (189,197)    (139,522)        (980)
  Proceeds from sales of trading securities.................    124,931      243,097        2,172
  (Increase) decrease in other assets.......................        282       (4,501)       1,264
  Increase (decrease) in other liabilities..................      3,267       (2,335)      (2,676)
  Change in net receivable from/payable to related
    parties/parent corporations.............................     42,635      (48,793)      45,160
  Other, net................................................     11,272       (3,404)         517
                                                              ---------    ---------    ---------
Net cash provided by operating activities...................     56,892       82,477       41,065
                                                              ---------    ---------    ---------
Cash provided by (used in) investing activities:
  Capital expenditures......................................    (75,334)     (45,322)     (61,543)
  Acquisitions..............................................    (59,187)        (515)          --
  Proceeds from sale of assets..............................     29,019           --       31,702
  Purchases of available-for-sale securities................    (89,324)     (76,048)        (882)
  Purchases of held-to-maturity securities..................     (6,357)      (2,349)          --
  Proceeds from sales of available-for-sale securities......    170,055       97,400       58,284
  Proceeds from held-to-maturity securities.................        499        7,758           --
  Proceeds from sales of other short-term investments.......         --       21,421        1,590
                                                              ---------    ---------    ---------
Net cash provided by (used in) investing activities.........    (30,629)       2,345       29,151
                                                              ---------    ---------    ---------
Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable.................     30,578        5,640          925
  Decrease in short-term debt...............................    (26,944)          --           --
  Decrease in loan receivable from parent corporations......      6,152           --           --
  Proceeds from issuance of long-term debt..................    304,019       37,943       41,046
  Increase (decrease) in borrowings under revolving credit
    facility................................................    (34,000)          --       70,000
  Repayments of long-term debt..............................   (287,904)     (35,954)     (38,056)
  Distributions to parent corporations......................         --      (60,000)    (106,161)
  Net issuance (repurchase) of common stock.................         --          870       (1,180)
  Financing fees and expenses...............................     (6,099)      (2,358)      (9,995)
                                                              ---------    ---------    ---------
Net cash used in financing activities.......................    (14,198)     (53,859)     (43,421)
                                                              ---------    ---------    ---------
Net change in cash and cash equivalents.....................     12,065       30,963       26,795
                                                              ---------    ---------    ---------
Cash and cash equivalents, end of year......................  $  24,989    $  55,952    $  82,747
                                                              =========    =========    =========

                   BUILDING MATERIALS CORPORATION OF AMERICA

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1998         1999         2000
                                                              ---------    ---------    ---------
                                                                          (THOUSANDS)
Supplemental Cash Flow Information:
  Effect on cash from (increase) decrease in working capital items*:
    Accounts receivable.....................................  $ (40,467)   $ (11,309)   $  13,140
    Inventories.............................................    (10,707)     (14,912)       3,292
    Other current assets....................................      2,032        1,423         (653)
    Accounts payable........................................     10,062        9,917      (26,814)
    Accrued liabilities.....................................     23,118      (11,319)      (8,756)
                                                              ---------    ---------    ---------
    Net effect on cash from increase in working capital
      items.................................................  $ (15,962)   $ (26,200)   $ (19,791)
                                                              =========    =========    =========
Cash paid during the period for:
  Interest (net of amount capitalized)......................  $  19,994    $  44,109    $  49,105
  Income taxes (including taxes paid pursuant to the Tax
    Sharing Agreement)......................................      1,174        1,250       10,121

Acquisition of LL Building Products Inc. business:
  Fair market value of assets acquired......................  $  59,318
  Purchase price of acquisition.............................     43,468
                                                              ---------
  Liabilities assumed.......................................  $  15,850
                                                              =========

---------------

* Working capital items exclude cash and cash equivalents, short-term investments, short-term debt and net receivable from/payable to related parties/parent corporations. Working capital acquired in connection with acquisitions is reflected in "Acquisitions". The effects of reclassifications between noncurrent and current assets and liabilities are excluded from the amounts shown above. In addition, the increase in receivables shown above does not reflect the cash proceeds from the sale of certain of the Company's receivables (see Note 8); such proceeds are reflected in cash from financing activities. See Note 1 for a description of the non-cash contribution of certain assets, including the glass fiber manufacturing facility located in Nashville, Tennessee, and certain related liabilities. See Notes 5 and 15 for a description of non-cash capital contributions and distributions. See Note 10 for a description of non-cash leasing transactions.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 ACCUMULATED
                                                               CAPITAL STOCK        OTHER
                                                              AND ADDITIONAL    COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE
                                                              PAID-IN CAPITAL   INCOME (LOSS)     DEFICIT     INCOME (LOSS)
                                                              ---------------   -------------   -----------   -------------
                                                                                       (THOUSANDS)
Balance, December 31, 1997..................................     $ 91,700         $ 10,171       $(12,327)
  Comprehensive loss -- year ended December 31, 1998:
    Net loss................................................           --               --         (9,762)      $ (9,762)
                                                                                                                --------
    Other comprehensive income, net of tax:
    Unrealized holding losses arising during the period, net
      of income tax benefit of $10,409......................           --          (16,504)            --        (16,504)
    Less: Reclassification adjustment for gains included in
      net loss, net of income tax effect of $7,064..........           --           11,526             --         11,526
                                                                                  --------                      --------
    Change in unrealized losses on available-for-sale
      securities............................................           --          (28,030)            --        (28,030)
    Minimum pension liability adjustment....................           --           (2,025)            --         (2,025)
                                                                                                                --------
  Comprehensive loss........................................                                                    $(39,817)
                                                                                                                ========
  Issuance of 30,000 shares of restricted common stock......        2,490               --             --
                                                                 --------         --------       --------
Balance, December 31, 1998..................................     $ 94,190         $(19,884)      $(22,089)
  Comprehensive income -- year ended December 31, 1999:
    Net income..............................................           --               --         24,043       $ 24,043
                                                                                                                --------
    Other comprehensive income, net of tax:
    Unrealized holding gains arising during the period, net
      of income taxes of $1,270.............................           --            1,424             --          1,424
    Less: Reclassification adjustment for gains included in
      net income, net of income tax effect of $1,227........           --            2,089             --          2,089
                                                                                  --------                      --------
    Change in unrealized losses on available-for-sale
      securities............................................                          (665)                         (665)
    Minimum pension liability adjustment....................           --            1,605             --          1,605
                                                                                                                --------
  Comprehensive income......................................                                                    $ 24,983
                                                                                                                ========
  Distributions to parent corporations......................      (58,046)              --         (1,954)
  Capital contributions.....................................        3,619               --             --
  Exercise of stock options.................................          870               --             --
                                                                 --------         --------       --------
Balance, December 31, 1999..................................     $ 40,633         $(18,944)      $     --
Comprehensive income -- year ended December 31, 2000:
    Net loss................................................           --               --        (11,157)      $(11,157)
                                                                                                                --------
    Other comprehensive income, net of tax:
    Unrealized holding gains arising during the period, net
      of income taxes of $3,577.............................           --            6,091             --          6,091
    Less: Reclassification adjustment for losses included in
      net loss, net of income tax effect of $6,755..........           --          (11,502)            --        (11,502)
                                                                                  --------                      --------
    Change in unrealized losses on available-for-sale
      securities............................................           --           17,593             --         17,593
    Minimum pension liability adjustment....................           --            1,351             --          1,351
                                                                                                                --------
  Comprehensive income......................................                                                    $  7,787
                                                                                                                ========
  Distributions to parent corporations......................      (39,452)              --        (66,709)
  Net repurchase of common stock............................       (1,180)              --             --
                                                                 --------         --------       --------
Balance, December 31, 2000..................................     $      1         $     --       $(77,866)
                                                                 ========         ========       ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Building Materials Corporation of America (the "Company") was formed on January 31, 1994 and is a 99.9%-owned subsidiary of BMCA Holdings Corporation ("BHC"), which, as of December 31, 2000, was a 98.5%-owned subsidiary of G-I Holdings Inc.

     To facilitate administrative efficiency, effective October 31, 2000, GAF Corporation, the former indirect parent of the Company, merged into its direct subsidiary, G-I Holdings Inc. G-I Holdings Inc. then merged into its direct subsidiary, G Industries Corp., which in turn merged into its direct subsidiary, GAF Fiberglass Corporation. In that merger, GAF Fiberglass Corporation changed its name to GAF Corporation. Effective November 13, 2000, GAF Corporation (formerly known as GAF Fiberglass Corporation) merged into its direct subsidiary, GAF Building Materials Corporation, whose name was changed in the merger to G-I Holdings Inc. G-I Holdings Inc. is now the parent of the Company and of the Company's direct parent, BHC. References below to "G-I Holdings" mean G-I Holdings Inc. and any and all of its predecessor corporations, including GAF Corporation, G-I Holdings Inc., G Industries Corp., GAF Fiberglass Corporation and GAF Building Materials Corporation.

NOTE 1. FORMATION OF THE COMPANY

     The Company is a leading national manufacturer of a broad line of asphalt roofing products and accessories for the steep slope and low slope roofing markets. The Company also manufactures and markets specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. See Note 14.

     Effective as of January 31, 1994, G-I Holdings transferred to the Company all of its business and assets, other than three closed manufacturing facilities, certain deferred tax assets and receivables from affiliates. The Company recorded the assets and liabilities related to such transfer at G-I Holdings' historical costs. The Company contractually assumed all of G-I Holdings' liabilities, except (i) all of G-I Holdings' environmental liabilities, other than environmental liabilities relating to the Company's plant sites and its business as then-conducted, (ii) all of G-I Holdings' tax liabilities, other than tax liabilities arising from the operations or business of the Company and (iii) all of G-I Holdings' asbestos-related liabilities, other than the first $204.4 million of such liabilities (whether for indemnity or defense) relating to then-pending asbestos-related bodily injury cases and previously settled asbestos-related bodily injury cases which the Company contractually assumed and agreed to pay. G-I Holdings has agreed to indemnify the Company from liabilities not assumed by the Company, including asbestos-related and environmental liabilities not expressly assumed by the Company. See Note 3.

     Effective August 18, 1999, G-I Holdings, in a series of transactions, contributed certain assets, including the Company's glass fiber manufacturing facility in Nashville, Tennessee (the "Nashville facility"), and certain related liabilities to the Company. Accordingly, the Company's historical consolidated financial statements for 1998 have been restated to include the results of operations, cash flows and assets and liabilities of the Nashville facility. For financial reporting purposes, the contribution of the Nashville facility was recorded by the Company at the historical cost of $9.3 million. The increase in net income resulting from the contribution of the Nashville facility for the year ended December 31, 1998 was $0.8 million.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     All subsidiaries are consolidated and intercompany transactions have been eliminated.

  Financial Statement Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates. Actual results could differ from those estimates. In the

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

opinion of management, the financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company has a policy to review the recoverability of long-lived assets and identify and measure any potential impairments. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources, subject to the matters discussed in Note 16.

  Cash and Cash Equivalents

     Cash and cash equivalents include cash on deposit and certain debt securities purchased with original maturities of three months or less.

  Short-term Investments

     For securities classified as "trading" (including short positions), unrealized gains and losses are reflected in income. For securities classified as "available-for-sale," unrealized gains and losses, net of income tax effect, are included in a separate component of stockholders' equity, "Accumulated other comprehensive loss," and were $(17.6) and $0 million as of December 31, 1999 and 2000, respectively.

     "Other income (expense), net" includes $21.5, $12.8 and $(18.1) million of net realized and unrealized gains (losses) on securities in 1998, 1999 and 2000, respectively. The determination of cost in computing realized and unrealized gains and losses is based on the specific identification method.

     As of December 31, 1999, the market value of the Company's equity securities held long was $30.5 million, and the Company had $1.5 million of short positions in common stocks, based on market value. As of December 31, 1999, the market value of equity-related long contracts was $0.9 million which have been marked-to-market each month, with unrealized gains and losses included in results of operations. The market values referred to above are based on quotations as reported by various stock exchanges and major broker-dealers.

     As of December 31, 1999, "other short-term investments" were investments in limited partnerships which were accounted for by the equity method. Gains and losses were reflected in "Other income (expense), net."

     Under the Company's new $100 million secured credit facility (the "New Credit Agreement") and the Company's amended and restated existing $110 million secured credit facility (the "Existing Credit Agreement") (see Note 11), the Company is limited to entering into hedging arrangements that protect against or mitigate the effect of fluctuations in interest rates, foreign exchange rates or prices of commodities used in the Company's business.

  Inventories

     Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine cost for a portion of the Company's inventories. All other inventories are determined principally based on the FIFO (first-in, first-out) method.

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method based on the estimated economic lives of the assets. The Company uses an economic life of 5 to 25 years for land improvements, 10 to 40 years for buildings and building equipment

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

and 3 to 20 years for machinery and equipment, which includes furniture and fixtures. Certain interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment.

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

  Software Development Costs

     Included in other assets at December 31, 1999 and 2000 were $3.3 and $6.8 million, respectively, of capitalized purchased software development costs. Such costs are amortized over a 5 year period. For 1998, 1999 and 2000, the Company amortized $0.2, $0.6 and $0.8 million, respectively, related to such costs.

  Revenue Recognition

     Revenue is recognized at the time products are shipped to the customer.

  Shipping and Handling Costs

     Shipping and handling costs are included in "Selling, general and administrative" expenses and amounted to $76.3, $79.1 and $84.6 million in 1998, 1999 and 2000, respectively.

  Interest Rate Swaps

     Gains (losses) on interest rate swap agreements ("swaps") are deferred and amortized as a reduction (increase) of interest expense over the shorter of the remaining life of the swaps or the remaining period to maturity of the debt issue with respect to which the swaps were entered.

  Research and Development

     Research and development expenses are charged to operations as incurred and were $6.0, $6.5 and $5.9 million in 1998, 1999 and 2000, respectively.

  Warranty Claims

     The Company provides certain limited warranties covering most of its steep slope roofing products for periods generally ranging from 20 to 40 years, with lifetime limited warranties on certain specialty shingle products. The Company also offers certain limited warranties and guarantees of varying duration covering most of its low slope roofing products and limited warranties covering most of its specialty building products and accessories for periods ranging from 5 to 10 years. Income from warranty contracts related to low slope roofing products is recognized over the life of the agreements. The Company believes that the reserves established for estimated probable future warranty claims are adequate.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     The Company recorded a $15.0 million warranty reserve adjustment in the fourth quarter of 2000 based on an evaluation of claims activity for 2000. As this adjustment was recorded for a specific alleged product defect relating to prior production processes, it has been separately presented in the Consolidated Statements of Operations.

  Environmental Liability

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. The Company estimates that its liability in respect of such environmental matters, and certain other environmental compliance expenses, as of December 31, 2000, is $1.3 million, before reduction for insurance recoveries reflected on its balance sheet of $0.8 million. The Company's liability is reflected on an undiscounted basis. See Item 3, "Legal Proceedings -- Environmental Litigation," which is incorporated herein by reference, for further discussion with respect to environmental liabilities and estimated insurance recoveries.

  Accumulated Other Comprehensive Income (Loss)

     Comprehensive income and its components in annual and interim financial statements include net income, unrealized gains and losses from investments in available-for-sale securities, net of income tax effect, and minimum pension liability adjustments. The Company has chosen to disclose comprehensive income in the Consolidated Statements of Stockholders' Equity (Deficit).

     Changes in the components of "Accumulated other comprehensive income
(loss)" for the years 1998, 1999 and 2000 are as follows:

                                          UNREALIZED GAINS
                                            (LOSSES) ON             MINIMUM            ACCUMULATED
                                         AVAILABLE-FOR-SALE    PENSION LIABILITY   OTHER COMPREHENSIVE
                                             SECURITIES           ADJUSTMENT          INCOME (LOSS)
                                        --------------------   -----------------   -------------------
                                                                 (THOUSANDS)
Balance, December 31, 1997............        $ 11,102              $  (931)            $ 10,171
Change for the year 1998..............         (28,030)              (2,025)             (30,055)
                                              --------              -------             --------
Balance, December 31, 1998............        $(16,928)             $(2,956)            $(19,884)
Change for the year 1999..............            (665)               1,605                  940
                                              --------              -------             --------
Balance, December 31, 1999............        $(17,593)             $(1,351)            $(18,944)
Change for the year 2000..............          17,593                1,351               18,944
                                              --------              -------             --------
Balance, December 31, 2000............        $     --              $    --             $     --
                                              ========              =======             ========

  New Accounting Standard

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and 138, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 on January 1, 2001. The impact of the initial adoption of SFAS No. 133 by the Company will not be material to the Company's results of operations or financial position.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Reclassifications

     Certain reclassifications have been made to conform to current year presentation.

NOTE 3. RESERVE FOR ASBESTOS-RELATED BODILY INJURY CLAIMS

     In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its parent, G-I Holdings. As of March 30, 1997, the Company had paid all of its assumed asbestos-related liabilities. See Note 1. G-I Holdings has agreed to indemnify the Company against any other existing or future claims related to asbestos-related liabilities if asserted against the Company. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its Asbestos Claims. This proceeding is in a preliminary stage. In light of G-I Holdings' recent bankruptcy filing, G-I Holdings may not have sufficient assets to satisfy these indemnification obligations to the Company.

     Claimants in the G-I Holdings bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BHC's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. See Notes 11 and 16. In addition, those claimants may seek to file Asbestos Claims against the Company (with 2,147 Asbestos Claims having been filed against the Company as of December 31, 2000). The Company believes that it will not sustain any liability in connection with these or any other asbestos-related claims. Furthermore, on February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing Asbestos Claims against the Company. The temporary restraining order expires on April 6, 2001. The Company is seeking to have this order renewed past this date. On February 7, 2001, G-I Holdings filed a defendant class action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that the Company has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings. This action is in a preliminary stage and no trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard. In addition, G-I Holdings has indemnified the Company with respect to Asbestos Claims. In light of G-I Holdings' recent bankruptcy filing, G-I Holdings may not have sufficient assets to satisfy these indemnification obligations to the Company.

     On February 8, 2001, a creditors committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court for the District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of the Company with G-I Holdings or an order directing G-I Holdings to cause the Company to file for bankruptcy protection. The Company and G-I Holdings intend to vigorously defend the lawsuit. The Company believes that no basis exists for the court to grant the relief requested. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On February 21, 2001, G-I Holdings moved to dismiss the complaint. On March 21, 2001, the bankruptcy court refused to grant the requested interim relief.

     For a further discussion with respect to the history of the foregoing litigation and asbestos-related matters, see Item 3, "Legal Proceedings," which is incorporated herein by reference, and Notes 11 and 16.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4. ACQUISITIONS AND DISPOSITIONS

     Effective June 1, 1998, the Company purchased for approximately $43.5 million substantially all of the assets of Leslie-Locke Inc. ("LL Building Products Inc."), a wholly-owned subsidiary of Leslie Building Products Inc., which manufactured and marketed a variety of specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries from manufacturing facilities in Burgaw, North Carolina and Compton, California. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair values of the identifiable net assets acquired, and the excess was recorded as goodwill. The results of the LL Building Products Inc. business, including net sales of $53.3 million for 1998, are included from the date of acquisition. The net effects of this acquisition were not material to 1998 results of operations.

     Effective December 1, 1998, the Company sold its perlite insulation manufacturing assets to Johns Manville Corporation for net cash proceeds of approximately $29.0 million. The pre-tax gain as a result of this sale was not significant to the Company's results of operations. In addition, as part of the transaction, Johns Manville and the Company entered into a long-term agreement to supply the Company with perlite insulation products, which will enable the Company to continue to serve its low slope roofing customers. As a result, the sale did not have a material impact on the Company's results of operations.

     On September 29, 2000, the Company sold certain manufacturing and other assets related to the Compton, California based security products business of LL Building Products Inc. for net cash proceeds of approximately $27.1 million, which resulted in a pre-tax gain of $17.5 million. The security products business did not have a material impact on the Company's results of operations.

NOTE 5. NONRECURRING CHARGES

     The Company recorded pre-tax nonrecurring charges in the third quarter of 1998 aggregating $27.6 million, of which $20.0 million related to the settlement of a national class action lawsuit involving asphalt shingles manufactured between January 1, 1973 and December 31, 1997. Following a fairness hearing, the court granted final approval of the class-wide settlement in April 1999. Under the terms of the September 1998 settlement, the Company will provide property owners whose shingles were manufactured during this period and which suffer certain damages during the term of their original warranty period, and who file a qualifying claim, with an opportunity to receive certain limited benefits beyond those already provided in their existing warranty. Three of the four separate class actions that had been brought against G-I Holdings and stayed pending the outcome of the fairness hearing have been dismissed in light of the final approval of the settlement agreement described above, and the Company expects that the remaining action also will be dismissed.

     In July 1998, the Company recorded a pre-tax nonrecurring charge of $7.6 million related to a grant to its former President and Chief Executive Officer of 30,000 shares of restricted common stock of the Company (a portion of which such officer transferred to trusts for the benefit of his children) and related cash payments to be made over a period of time (substantially all of which was earned) in connection with the termination by an affiliate of preferred stock options and stock appreciation rights held by such officer. Of the $7.6 million charge, $2.5 million represented the value as of the date of grant of the 30,000 shares of restricted common stock, and $5.1 million represented the aggregate amount of the cash payments to which such officer was entitled (subject to certain future vesting requirements). The shares of restricted stock were subject to certain rights of the Company to purchase, and of such officer and the trusts to sell to the Company, such shares at Book Value (as defined). Effective June 30, 1999, such officer terminated his employment with the Company. For 1999 through the date of his termination, the net book value of the 30,000 shares of restricted common stock held by such officer appreciated $0.6 million. In connection with this termination, the Company's obligation to such officer to pay an aggregate of $3.0 million (representing the balance of the cash payments described above) was cancelled and was treated as an additional capital contribution.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 5. NONRECURRING CHARGES -- (CONTINUED)

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

NOTE 6. MANUFACTURING FACILITIES SHUTDOWN

     In response to current market conditions, to better service shifting customer demand and to reduce costs, the Company closed during 2000 four manufacturing facilities located in Monroe, Georgia; Port Arthur, Texas; Corvallis, Oregon; and Albuquerque, New Mexico. As of December 31, 2000, the net book value of the assets at these facilities was $31.2 million. As market growth and customer demand improves, the Company may reinstate production at one or more of these manufacturing facilities in the future. The effect of closing these facilities was not material to the Company's results of operations.

NOTE 7. INCOME TAX (PROVISION) BENEFIT

     Income tax (provision) benefit, which has been computed on a separate return basis, consists of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        1998        1999       2000
                                                       -------    --------    -------
                                                                (THOUSANDS)
Federal -- deferred..................................  $(4,513)   $(13,682)   $ 5,423
                                                       -------    --------    -------
State and local:
  Current............................................     (580)       (750)    (1,116)
  Deferred...........................................      (25)       (450)     2,052
                                                       -------    --------    -------
     Total state and local...........................     (605)     (1,200)       936
                                                       -------    --------    -------
Income tax (provision) benefit.......................  $(5,118)   $(14,882)   $ 6,359
                                                       =======    ========    =======

     The differences between the income tax (provision) benefit computed by applying the statutory Federal income tax rate to pre-tax income and the income tax (provision) benefit reflected in the Consolidated Statements of Operations are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998        1999       2000
                                                        -------    --------    ------
                                                                 (THOUSANDS)
Statutory (provision) benefit.........................  $(4,714)   $(14,077)   $6,015
Impact of:
  State and local taxes, net of Federal benefits......     (393)       (780)      608
  Nondeductible goodwill amortization.................     (641)       (275)     (185)
  Other, net..........................................      630         250       (79)
                                                        -------    --------    ------
Income tax (provision) benefit........................  $(5,118)   $(14,882)   $6,359
                                                        =======    ========    ======

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 7. INCOME TAX (PROVISION) BENEFIT -- (CONTINUED)
     The components of the net deferred tax assets are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------    -------
                                                                  (THOUSANDS)
Deferred tax liabilities related to property, plant and
  equipment.................................................  $(15,475)   $(9,449)
                                                              --------    -------
Deferred tax assets related to:
  Expenses not yet deducted for tax purposes................    43,335     42,154
  Net operating losses not yet utilized under the Tax
     Sharing Agreement......................................    17,701     10,192
                                                              --------    -------
  Total deferred tax assets.................................    61,036     52,346
                                                              --------    -------
Net deferred tax assets.....................................  $ 45,561    $42,897
                                                              ========    =======

     As of December 31, 2000, the Company had $27.5 million of net operating loss carryforwards available to offset future taxable income, as follows:

YEAR OF
EXPIRATION                                                 (THOUSANDS)
----------                                                 -----------
  2011...................................................    $27,545
                                                             =======

     Management has determined, based on the Company's history of prior earnings and its expectations for the future, that future taxable income will more likely than not be sufficient to utilize fully the deferred tax assets recorded.

     As of December 31, 2000, included in current assets is a tax receivable from parent corporations of $1.5 million and included in long-term assets is a tax receivable from parent corporations of $7.5 million representing amounts paid to G-I Holdings under the Tax Sharing Agreement (as defined below), as amended, which the Company will apply under the Tax Sharing Agreement against future tax sharing payments due G-I Holdings over the next two years based on current income estimates.

     The Company entered into a tax sharing agreement (the "Tax Sharing Agreement") dated January 31, 1994 with G-I Holdings with respect to the payment of federal income taxes and certain related matters. During the term of the Tax Sharing Agreement, which is effective for the period during which the Company or any of its domestic subsidiaries is included in a consolidated federal income tax return for the consolidated group that has included G-I Holdings as a member (the "G-I Holdings Group"), the Company is obligated to pay G-I Holdings an amount equal to those federal income taxes it would have incurred if the Company, on behalf of itself and its domestic subsidiaries, filed its own federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by the Company to G-I Holdings in future years, but cannot be carried back. If the Company ever were to leave the G-I Holdings Group, it would be required to pay to G-I Holdings the value of any tax attributes to which it would succeed under the consolidated return regulations to the extent the tax attributes reduced the amounts otherwise payable by the Company under the Tax Sharing Agreement. Under certain circumstances, the provisions of the Tax Sharing Agreement could result in the Company having a greater liability under the agreement than it would have had if it and its domestic subsidiaries had filed its own separate federal income tax return. Under the Tax Sharing Agreement, the Company and each of its domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of G-I Holdings or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to the Company's business or assets or the business or assets of any of its domestic subsidiaries. Although, as a member of the G-I Holdings Group, the Company is severally liable for certain federal income tax liabilities of the G-I Holdings Group, including tax liabilities not related to its business, G-I Holdings has agreed to indemnify the Company and its subsidiaries for all tax liabilities of the

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 7. INCOME TAX (PROVISION) BENEFIT -- (CONTINUED)

G-I Holdings Group other than tax liabilities arising from the Company's operations and the operations of its domestic subsidiaries and tax liabilities for tax years pre-dating the Tax Sharing Agreement that relate to the Company's business or assets and the business or assets of any of its domestic subsidiaries. In light of G-I Holdings' recent bankruptcy filing, G-I Holdings may be not have sufficient assets to satisfy these indemnification obligations. For the possible consequences of the failure of G-I Holdings to satisfy these indemnification obligations, see Note 3. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, G-I Holdings makes all decisions with respect to all matters relating to taxes of the G-I Holdings Group. The provisions of the Tax Sharing Agreement take into account both the federal income taxes the Company would have incurred if it filed its own separate federal income tax return and the fact that the Company is a member of the G-I Holdings Group for federal income tax purposes.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. The claim of the IRS for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in G-I Holdings incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. G-I Holdings has advised the Company that it believes that it will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. G-I Holdings has agreed to indemnify the Company against any tax liability associated with the surfactants partnership. In light of G-I Holdings' recent bankruptcy filing, G-I Holdings may not have sufficient assets to satisfy its indemnification obligation to the Company. For the possible consequences to the Company of the failure of G-I Holdings to satisfy this liability and other information relating to G-I Holdings, see Note 3.

NOTE 8. SALE OF ACCOUNTS RECEIVABLE

     In March 1993, the Company sold its trade accounts receivable ("receivables") to a trust, without recourse, pursuant to an agreement which provided for a maximum of $75 million in cash to be made available to the Company based on eligible receivables outstanding from time to time. In November 1996, the Company entered into new agreements, pursuant to which it sold the receivables to a special purpose subsidiary of the Company, BMCA Receivables Corporation, without recourse, which in turn sold them to a new trust, without recourse. The new agreements provide for a maximum of $115 million in cash to be made available to the Company based on eligible receivables outstanding from time to time. This facility expires in December 2001. The excess of accounts receivable sold over the net proceeds received is included in "Accounts receivable, other." BMCA Receivables Corporation is not a guarantor under the Company's debt obligations. See Notes 11 and 17. The effective cost to the Company varies with LIBOR and is included in "Other income (expense), net" and amounted to $5.1, $5.5 and $6.9 million in 1998, 1999 and 2000, respectively.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9. INVENTORIES

     At December 31, 1999 and 2000, $8.9 and $11.2 million, respectively, of inventories were valued using the LIFO method. Inventories consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
                                                             (THOUSANDS)
Finished goods.........................................  $ 68,878    $ 61,606
Work-in process........................................    13,974      16,938
Raw materials and supplies.............................    27,462      27,743
                                                         --------    --------
     Total.............................................   110,314     106,287
Less LIFO reserve......................................    (1,699)     (4,585)
                                                         --------    --------
Inventories............................................  $108,615    $101,702
                                                         ========    ========

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1999         2000
                                                       ---------    ---------
                                                            (THOUSANDS)
Land and land improvements...........................  $  29,005    $  32,603
Buildings and building equipment:....................     67,220       75,299
Machinery and equipment..............................    300,846      369,102
Construction in progress.............................    115,458       20,776
                                                       ---------    ---------
     Total...........................................    512,529      497,780
Less accumulated depreciation and amortization.......   (101,826)    (135,316)
                                                       ---------    ---------
Property, plant and equipment, net...................  $ 410,703    $ 362,464
                                                       =========    =========

     Included in the net book value of machinery and equipment at December 31, 1999 and 2000 was $10,508 and $8,863, respectively, for assets under capital leases.

     During 1999, in connection with the construction of two new manufacturing facilities, the Company entered into two leases for certain machinery and equipment, which leases meet the criteria of operating leases under SFAS No. 13 "Accounting for Leases." In connection therewith, at December 31, 1999, property, plant, and equipment, net, and accrued liabilities included $65.6 million of assets under such leases. Such amounts were reversed during 2000 when the manufacturing facilities became fully operational. These leases require quarterly rental payments and are for a ten-year period expiring in December 2009.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
                                                             (THOUSANDS)
10 1/2% Senior Notes due 2003..........................  $     --    $ 34,235
7 3/4% Senior Notes due 2005...........................   149,493     149,584
8 5/8% Senior Notes due 2006...........................    99,654      99,704
8% Senior Notes due 2007...............................    99,418      99,492
8% Senior Notes due 2008...............................   154,249     154,334
Borrowings under Existing Credit Agreement.............        --      70,000
Term Loan due 2004.....................................    31,850          --
Industrial revenue bonds with various interest rates
  and maturity dates to 2029...........................    23,125      23,060
Obligations on equipment loans.........................     2,225          28
Precious Metal Note due 2003...........................        --       7,002
Obligations under capital leases (Note 16).............    43,787      39,966
Other notes payable....................................     3,093       3,201
                                                         --------    --------
     Total.............................................   606,894     680,606
Less current maturities................................    (6,149)     (5,908)
                                                         --------    --------
Long-term debt less current maturities.................  $600,745    $674,698
                                                         ========    ========

     On July 5, 2000, the Company issued $35 million in aggregate principal amount of 10 1/2% Senior Notes due 2002 at 97.161% of the principal amount, the maturity date of which was extended to September 2003 (the "2003 Notes") in connection with the Company entering into the New Credit Agreement in December 2000 (see below). The Company used the net proceeds from the issuance of the 2003 Notes to repay a $31.9 million bank term loan due 2004 (the "Term Loan") with the remaining net proceeds used for general corporate purposes. In connection with the extinguishment of such debt, unamortized deferred financing fees of approximately $0.3 million, net of tax, were written-off as an after-tax extraordinary loss. The net proceeds of the Term Loan had been used, in 1999, to purchase, and subsequently cancel, the remaining $29.9 million in aggregate principal amount of the Company's outstanding 11 3/4% Senior Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes"). The redemption price was 105.875% of the principal amount outstanding, and the premium was recorded as an after-tax extraordinary loss, net of tax, of approximately $1.3 million.

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

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. LONG-TERM DEBT -- (CONTINUED)

     In October 1997, the Company issued $100 million in aggregate principal amount of 8% Senior Notes due 2007 (the "2007 Notes"). In December 1996, the Company issued $100 million in aggregate principal amount of 8 5/8% Senior Notes due 2006 (the "2006 Notes"). Holders of the 2003 Notes, the 2005 Notes, the 2006 Notes, the 2007 Notes and the 2008 Notes (collectively, the "Senior Notes") have the right under the indentures governing such notes to require the Company to purchase the 2003 Notes, the 2005 Notes, the 2006 Notes, the 2007 Notes and the 2008 Notes at a price of 101% of the principal amount thereof, and the Company has the right to redeem the Senior Notes at a price of 101% of the principal amount thereof, plus, in each case, the Applicable Premium (as defined therein), together with any accrued and unpaid interest, in the event of a Change of Control (as defined therein).

     In August 1999, the Company entered into the Existing Credit Agreement. In December 2000, the Existing Credit Agreement was amended to extend its maturity until August 2003. The terms of the Existing Credit Agreement provide for a $110 million secured revolving credit facility, the full amount of which is available for letters of credit, provided that total borrowings and outstanding letters of credit may not exceed $110 million in the aggregate. The Existing Credit Agreement bears interest at a floating rate (9.39% on December 31, 2000) based on the lenders' base rate, the federal funds rate or the Eurodollar rate. As of December 31, 2000, $70 million of borrowings and $38.8 million of letters of credit were outstanding under the Existing Credit Agreement.

     In December 2000, the Company entered into a the New Credit Agreement, which is to be used for working capital purposes subject to certain restrictions. The New Credit Agreement matures in August 2003 and bears interest at rates similar to the Existing Credit Agreement. As of December 31, 2000, there were no outstanding borrowings or letters of credit under the New Credit Agreement. Obligations under the Existing Credit Agreement and the New Credit Agreement, as well as obligations under the Precious Metal Note (defined below) and approximately $3.5 million of obligations under a standby letter of credit (collectively, the "Other Indebtedness"), aggregating $77.0 million of borrowings and $42.3 million of letters of credit outstanding at December 31, 2000, are secured by a first-priority lien on substantially all of the Company's assets and the assets of its subsidiaries (collectively, the "Collateral") on a pro rata basis. The Senior Notes are secured by a second-priority lien on the Collateral for so long as the first-priority lien remains in effect, subject to certain limited exceptions.

     Under the terms of the New Credit Agreement, the Existing Credit Agreement and the Senior Notes, the Company is subject to certain financial covenants, including, among others, interest coverage, minimum consolidated EBITDA (earnings before income taxes and extraordinary items increased by interest expenses, depreciation, goodwill and other amortization), limitations on the amount of annual capital expenditures and indebtedness, restrictions on distributions to the Company's parent corporations and on incurring liens, restrictions on investments and other payments. Dividends and other restricted payments, except for demand loans of specified amounts, made to any parent corporation are prohibited in 2001 and are subject to limitations, as described in those agreements, in future periods. As of December 31, 2000, after giving effect to the most restrictive of the aforementioned restrictions, the Company could not have paid dividends or made other restricted payments, except for demand loans of $2 million. In addition, if a change of control as defined in the New Credit Agreement and the Existing Credit Agreement occurs, those agreements could be terminated and the loans thereunder accelerated by the holders of that indebtedness, an event that would cause the Company's outstanding Senior Notes to be accelerated. As of December 31, 2000, the Company was in compliance with all covenants under the New Credit Agreement, the Existing Credit Agreement and the Senior Notes.

     In connection with entering into the New Credit Agreement, the Company issued a $7.0 million note (the "Precious Metal Note") due August 2003 to finance precious metals used in certain of the Company's manufacturing processes.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. LONG-TERM DEBT -- (CONTINUED)

     The Existing Credit Agreement and the New Credit Agreement also provide that in the event the Company shall become the subject of any bankruptcy proceedings, the lenders will, subject to bankruptcy court approval, refinance and consolidate in full the indebtedness under the New Credit Agreement, the Existing Credit Agreement and the Other Indebtedness with a new debtor-in-possession facility (the "DIP Facility") on terms and conditions substantially identical to the New Credit Agreement, the Existing Credit Agreement and the Other Indebtedness, as applicable, in an aggregate amount equal to the then committed amount under the New Credit Agreement plus $110 million plus the principal amount of the Other Indebtedness. The DIP Facility would mature on August 18, 2004 and would be secured by a first-priority security interest in all of the Collateral.

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

     In December 1995, the Company consummated a $40 million sale-leaseback of certain equipment located at its Chester, South Carolina glass mat manufacturing facility, in a transaction accounted for as a capital lease, and the gain has been deferred. The lessor was granted a security interest in certain equipment at the Chester facility. The lease term extends to December 2005. In December 1994, the Company consummated a $20.4 million sale-leaseback of certain equipment located at its Baltimore, Maryland roofing facility, in a transaction accounted for as a capital lease, and the gain has been deferred. The lessor was granted a security interest in the land, buildings and certain equipment at the Baltimore facility. The lease term extends to December 2004. The Company has four industrial revenue bond issues outstanding, which bear interest at short-term floating rates. Interest rates on the foregoing obligations ranged between 4.20% and 4.75% as of December 31, 2000.

     The Company believes that the fair value of its non-public indebtedness approximates the book value of such indebtedness, because the interest rates on substantially all such indebtedness are at floating short-term rates. With respect to the Company's publicly traded debt securities, the Company has obtained estimates of the fair values from an independent source believed to be reliable. The estimated fair values of the Company's indebtedness at December 31, 1999 and 2000 are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       2000
                                                          --------    -------
                                                              (THOUSANDS)
2005 Notes..............................................  $136,039    $47,867
2006 Notes..............................................    94,671     31,905
2007 Notes..............................................    89,973     31,837
2008 Notes..............................................   139,210     49,387

     The aggregate maturities of long-term debt as of December 31, 2000 for the next five years are as follows:

                                                           (THOUSANDS)
                                                           -----------
2001.....................................................   $  5,908
2002.....................................................     15,009
2003.....................................................    125,244
2004.....................................................         --
2005.....................................................    150,000

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. LONG-TERM DEBT -- (CONTINUED)

     In the above table, maturities for the year 2002 include $11.7 million related to the Baltimore manufacturing facility capital lease. Maturities for the year 2003 include $35 million related to the 2003 Notes, $70 million related to the Existing Credit Agreement and $20.2 million related to the Chester glass mat manufacturing facility capital lease. Maturities for the year 2005 include $150 million related to the 2005 Notes.

NOTE 12. BENEFIT PLANS

     Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

  Defined Contribution Plan

     The Company provides a defined contribution plan for eligible employees. The Company contributes up to 7% of participants' compensation and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $4.2, $4.4 and $4.9 million for 1998, 1999 and 2000, respectively.

     U.S. Intec, Inc., a wholly-owned subsidiary of the Company as of December 31, 2000, provided a defined contribution plan for eligible employees. U.S. Intec, Inc. contributed a discretionary matching contribution equal to 100% of each participant's eligible contributions each year up to a maximum of $750 for each participant. Such contributions by U.S. Intec, Inc. were $0.1, $0.2 and $0.1 million for 1998, 1999 and 2000, respectively.

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

     The Company's net periodic pension cost for the Retirement Plans included the following components:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1999       2000
                                                        -------    -------    -------
                                                                 (THOUSANDS)
Service cost..........................................  $   754    $   804    $   751
Interest cost.........................................      842        949      1,066
Expected return on plan assets........................   (1,296)    (1,270)    (1,583)
Amortization of unrecognized prior service cost.......       31         31         33
Amortization of net losses from earlier periods.......       --        107         14
                                                        -------    -------    -------
Net periodic pension cost.............................  $   331    $   621    $   281
                                                        =======    =======    =======

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 12. BENEFIT PLANS -- (CONTINUED)

     The following tables set forth, for the years 1999 and 2000, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status, amounts recognized in the Consolidated Balance Sheets and changes in accumulated other comprehensive (income) loss related to the Retirement Plans:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
                                                                 (THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $17,865    $17,601
  Service cost..............................................      804        751
  Interest cost.............................................    1,243      1,379
  Amendments................................................       --         50
  Actuarial losses (gains)..................................   (1,739)     1,073
  Benefits paid.............................................     (572)      (638)
                                                              -------    -------
  Benefit obligation at end of year.........................  $17,601    $20,216
                                                              =======    =======
Change in plan assets:
  Fair value of plan assets at beginning of year............  $16,248    $18,348
  Actual return on plan assets..............................    1,920      3,100
  Employer contributions....................................      752      2,625
  Benefits paid.............................................     (572)      (638)
                                                              -------    -------
  Fair value of plan assets at end of year..................  $18,348    $23,435
                                                              =======    =======
Reconciliation of funded status:
  Funded status.............................................  $   746    $ 3,219
  Unrecognized prior service cost...........................      247        264
  Unrecognized actuarial losses.............................    1,351        473
                                                              -------    -------
  Net amount recognized in Consolidated Balance Sheets......  $ 2,344    $ 3,956
                                                              =======    =======
Amounts recognized in Consolidated Balance Sheets:
  Prepaid benefit cost......................................  $   746    $ 3,956
  Intangible asset..........................................      247         --
  Accumulated other comprehensive loss......................    1,351         --
                                                              -------    -------
  Net amount recognized.....................................  $ 2,344    $ 3,956
                                                              =======    =======
Change for the year in accumulated other comprehensive
  (income) loss:
  Change in intangible asset................................  $    30    $   247
  Change in additional minimum liability....................   (1,635)    (1,598)
                                                              -------    -------
  Total.....................................................  $(1,605)   $(1,351)
                                                              =======    =======

     In determining the projected benefit obligation, the weighted average assumed discount rate was 7.75% and 7.50% for 1999 and 2000, respectively. The expected long-term rate of return on assets, used in determining net periodic pension cost, was 11% for 1999 and 2000.

     The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense accrued for this plan was immaterial for 1998, 1999 and 2000.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 12. BENEFIT PLANS -- (CONTINUED)

  Book Value Appreciation Unit Plan

     A Book Value Appreciation Unit Plan was implemented effective January 1, 1996. Under the plan, employees were granted units which vest over five years. Upon exercise, employees were entitled to receive a cash payment based on the increase in Book Value (as defined in the plan). This plan was terminated in 1999 with all eligible employees receiving their respective vested cash payments. Expense accrued under this plan was $1.3 and $1.2 million for 1998 and 1999, respectively.

  Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.

     Net periodic postretirement benefit cost included the following components:

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                             1998     1999     2000
                                                             -----    -----    -----
                                                                   (THOUSANDS)
Service cost...............................................  $ 104    $ 114    $  92
Interest cost..............................................    467      476      354
Amortization of unrecognized prior service cost............    (88)     (88)     (94)
Amortization of net gains from earlier periods.............   (240)    (209)    (271)
                                                             -----    -----    -----
Net periodic postretirement benefit cost...................  $ 243    $ 293    $  81
                                                             =====    =====    =====

     The following table sets forth, for the years 1999 and 2000, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the Consolidated Balance Sheets related to postretirement medical and life insurance benefits:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
                                                                  (THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $  7,135    $  6,023
  Service cost..............................................       114          92
  Interest cost.............................................       476         354
  Amendments................................................        --        (122)
  Actuarial gains...........................................    (1,179)     (1,098)
  Benefits paid.............................................      (523)       (404)
                                                              --------    --------
  Benefit obligation at end of year.........................  $  6,023    $  4,845
                                                              ========    ========
Change in plan assets:
  Fair value of plan assets at beginning of year............  $     --    $     --
  Employer contributions....................................       523         404
  Participant contributions.................................        --         104
  Benefits paid.............................................      (523)       (508)
                                                              --------    --------
  Fair value of plan assets at end of year..................  $     --    $     --
                                                              ========    ========

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 12. BENEFIT PLANS -- (CONTINUED)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
                                                                  (THOUSANDS)
Reconciliation of funded status:
  Funded status.............................................  $ (6,023)     (4,845)
  Unrecognized prior service cost...........................      (614)       (642)
  Unrecognized actuarial gains..............................    (4,400)     (5,227)
                                                              --------    --------
  Net amount recognized in Consolidated Balance Sheets as
     accrued benefit cost...................................  $(11,037)   $(10,714)
                                                              ========    ========

     For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 2000 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $700 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit. Subject to such lifetime maximum, a 9% and 6% annual rate of increase in the Company's per capita cost of providing postretirement medical benefits was assumed for 2000 for such retirees under and over age 65, respectively. To the extent that the lifetime maximum benefits have not been reached, the foregoing rates were assumed to decrease gradually to an ultimate rate of 4.5% and 6%, respectively, by the year 2009 and remain at that level thereafter. The weighted average assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.50% for 1999 and 2000, respectively.

     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 and 2000 by $76,000 and $33,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 1999 and 2000 by $5,000 and $2,400, respectively. A decrease of one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 1999 and 2000 by $68,000 and $31,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 1999 and 2000 by $5,000 and $2,400, respectively.

NOTE 13. PREFERRED STOCK OPTION PLAN

     On January 1, 1996, the Company established a plan to issue options to certain employees to purchase shares of redeemable convertible preferred stock ("Preferred Stock") of the Company, exercisable at a price of $100 per share. Each share of Preferred Stock is convertible, at the holder's option, into shares of common stock of the Company at a formula price based on Book Value (as defined in the option agreement) as of the date of grant. The options vest rateably over five years and expire after nine years. Dividends will accrue on the Preferred Stock from the date of issuance at the rate of 6% per annum. The Preferred Stock is redeemable, at the Company's option, for a redemption price equal to $100 per share plus accrued and unpaid dividends. The Preferred Stock, and common stock issuable upon conversion of Preferred Stock into common stock, is subject to repurchase by the Company under certain circumstances, at a price equal to current Book Value (as defined in the option agreement). The exercise price of the options to purchase Preferred Stock was equal to the estimated fair value per share of the Preferred Stock at the date of grant. The options exercised in 1999 and 2000 were converted into 4,611 and 1,868 shares of common stock. During 1998 and 1999 no expense was recorded in connection with the Preferred Stock options.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 13. PREFERRED STOCK OPTION PLAN -- (CONTINUED)
     The following is a summary of transactions pertaining to the plan:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1999       2000
                                                        -------    -------    -------
                                                             (NUMBER OF SHARES)
Outstanding, January 1................................  102,595    140,052    167,811
Granted...............................................   57,073     81,405     61,700
Exercised.............................................       --     (8,704)    (3,653)
Forfeited.............................................  (19,616)   (44,942)   (27,749)
                                                        -------    -------    -------
Outstanding, December 31..............................  140,052    167,811    198,109
                                                        -------    -------    -------
Options exercisable, December 31......................   20,663     45,337     66,405
                                                        =======    =======    =======

     Effective December 31, 2000, the Company adopted the 2001 Long-Term Incentive Plan which allows certain employees participating in the preferred stock option program to also participate in the 2001 Long-Term Incentive Plan. Under the provisions of the 2001 Long-Term Incentive Plan, a $1.4 million charge was recorded in 2000.

NOTE 14. BUSINESS SEGMENT INFORMATION

     The Company is a leading national manufacturer of a broad line of asphalt roofing products and accessories for the steep slope and low slope roofing markets. The Company also manufactures and markets specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. The steep slope roofing product line primarily consists of premium laminated shingles, strip shingles, and certain specialty shingles principally for regional markets. Sales of steep slope roofing products represented approximately 67% of the Company's net sales in 2000. The Company's low slope roofing product line includes a full line of modified bitumen products, asphalt built-up roofing, liquid applied membrane, and roofing accessories. Sales of low slope roofing products and accessories represented approximately 26% of the Company's net sales in 2000. Sales of the specialty building products and accessories product line represented approximately 7% of the Company's net sales in 2000.

     The Company aggregates the steep slope and low slope product lines into one operating segment since they have similar economic characteristics and are similar in each of the following areas: (i) the nature of the products and services are similar in that they perform the same function -- the protection and covering of steep slope and low slope roofs; (ii) the nature of the production processes are similar; (iii) the type or class of customer for their products and services are similar; (iv) the steep slope and low slope products have the same distribution channels, whereby the main customers are wholesalers or distributors; and (v) regulatory requirements are generally the same for both the steep slope and low slope product lines. The specialty building products and accessories product line did not meet quantitative thresholds in 2000 to be considered as a reportable segment.

     Net revenues in 1999 and 2000, respectively, included sales to The Home Depot, Inc. and American Builders & Contractors Supply Co., of approximately 11%, 13%, and 10% and 11%, respectively, of the Company's net sales. No other customer accounted for as much as 10% of net sales in 1999 or 2000.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 15. RELATED PARTY TRANSACTIONS

     Included in the Consolidated Balance Sheets are the following receivable (payable) balances with related parties, which arise from operating and financing transactions between the Company and its affiliates:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
                                                             (THOUSANDS)
Receivable from G-I Holdings...........................  $ 59,132    $     --
                                                         ========    ========
Tax receivable from parent corporations................        --    $  9,000
                                                         ========    ========
Payable to ISP.........................................  $(15,024)   $(10,052)
                                                         ========    ========

     The Company makes loans to, and borrows from, G-I Holdings and its subsidiaries at prevailing market rates (between 5.82% and 5.96% during 1998); however, no loans to G-I Holdings were made during 1999 and 2000. In addition, no loans were made to the Company by G-I Holdings and its subsidiaries during 1999 and 2000. Loans to any parent corporation are subject to limitations as outlined in the New Credit Agreement, the Existing Credit Agreement and the Senior Notes. The Company advances funds on a non-interest bearing basis to G-I Holdings and its subsidiaries. The net balance of such advances as of December 31, 1999 and 2000 was $59.1 and $0 million, respectively. During 1999 and 2000, the Company made distributions of $60.0 and $106.2 million, respectively, to its parent corporations. The distribution of $106.2 million in 2000 represents the write-off of outstanding advances to the Company's parent corporations during 1999 and 2000 that the Company determined were uncollectible. Included in current assets is a tax receivable from parent corporations of $1.5 million and included in long-term assets is a tax receivable from parent corporations of $7.5 million representing amounts paid to G-I Holdings under the Tax Sharing Agreement. See Note 7.

     Mineral Products: The Company and its subsidiaries purchase all of their colored roofing granules requirements from ISP under a requirements contract, except for the requirements of certain of their roofing plants which are supplied by third parties. Effective January 1, 2001, this contract was amended and restated to provide, among other things, that the contract will expire on December 31, 2001, unless extended by the parties. Such purchases by the Company and its subsidiaries totaled $62.6, $57.3 and $59.3 million for 1998, 1999 and 2000, respectively. The amount payable to ISP at December 31, 1999 and 2000 for such purchases was $2.9 and $7.6 million, respectively.

     Management Agreement: The Company is a party to a Management Agreement with ISP (the "Management Agreement") pursuant to which ISP provides certain general management, administrative, legal, telecommunications, information and facilities services to the Company (including the use of the Company's headquarters in Wayne, New Jersey). Charges to the Company by ISP for providing such services aggregated $4.3, $5.3 and $6.0 million for 1998, 1999 and 2000, respectively. Such charges consist of management fees and other reimbursable expenses attributable to, or incurred by ISP for the benefit of the Company. The payable to ISP for management fees as of December 31, 1999 and 2000 was $4.1 and $1.0 million, respectively. Effective January 1, 2001, the Management Agreement was amended to extend the term of the agreement through March 31, 2001, to provide for the automatic extension of the agreement for successive quarterly periods unless the agreement is terminated by a party, and to adjust the management fees payable thereunder. In addition, the Management Agreement was amended to provide that the Company rather than ISP be responsible for providing management services to G-I Holdings and certain of its subsidiaries and that G-I Holdings pay to the Company a management fee for such services. Based on the services provided to G-I Holdings in 2000 under the Management Agreement, the aggregate amount payable by G-I Holdings to the Company for services to be rendered under the Management Agreement in 2001 is expected to be approximately $0.6 million. The Company and ISP also allocate a portion of the management fees payable by the Company under the Management Agreement to separate lease payments for the use of the Company's headquarters. Based on the services provided by ISP to the Company and G-I Holdings in 2000

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 15. RELATED PARTY TRANSACTIONS -- (CONTINUED)

under the Management Agreement, the aggregate amount payable by the Company to ISP under the Management Agreement for 2001, is expected to be approximately $6.6 million. Certain of the Company's executive officers receive their compensation from ISP. ISP is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the Management Agreement.

     Tax Sharing Agreement:  See Note 7.

NOTE 16. COMMITMENTS AND CONTINGENCIES

     The discussions as to legal matters involving the Company contained in Item 3, "Legal Proceedings -- Environmental Litigation" and "-- Other Litigation" are incorporated herein by reference.

     G-I Holdings and BHC are presently dependent upon the earnings and cash flows of their subsidiaries, principally the Company, in order to satisfy their obligations, including various tax and other claims and liabilities (net of certain insurance receivables) including tax liabilities relating to the surfactants partnership (discussed in Note 7). G-I Holdings has advised the Company that it expects to obtain funds to satisfy G-I Holdings' operating expenses from, among other things, loans from subsidiaries (principally the Company). See Notes 3, 7 and 15.

     On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its Asbestos Claims. The Company is not included in such bankruptcy filing. There are restrictions under the indentures relating to the Senior Notes, the Existing Credit Agreement and the New Credit Agreement on payments by the Company to its parents.

     During the twelve months ended December 31, 2001, the Company expects to make distributions and/or advances to its parents to satisfy the obligations discussed above only to the extent permitted by the Existing Credit Agreement, the New Credit Agreement and the Senior Notes. The Company does not believe that the dependence of its parent corporations on the cash flows of their subsidiaries should have a material adverse effect on the operations, liquidity or capital resources of the Company. See Notes 3, 7 and 11.

     The leases for certain property, plant and equipment at certain of the Company's glass mat and roofing facilities are accounted for as capital leases (see Note 11). The Company is also a lessee under operating leases principally for warehouses, production machinery and equipment, and transportation and computer equipment. Rental expense on operating leases was $11.0, $15.5 and $18.7 million for 1998, 1999 and 2000, respectively. Future minimum lease payments for properties which were held under long-term noncancellable leases as of December 31, 2000 were as follows:

                                                          CAPITAL    OPERATING
                                                          LEASES      LEASES
                                                          -------    ---------
                                                              (THOUSANDS)
2001....................................................  $ 8,108    $ 15,665
2002....................................................   17,558      14,733
2003....................................................   21,406      14,196
2004....................................................       --      13,900
2005....................................................       --      13,636
Thereafter..............................................       --      43,361
                                                          -------    --------
Total minimum payments..................................   47,072    $115,491
                                                                     ========
Less interest included above............................    7,106
                                                          -------
Present value of net minimum lease payments.............  $39,966
                                                          =======

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 17. GUARANTOR FINANCIAL INFORMATION

     In connection with the Company entering into the New Credit Agreement, all of the Company's subsidiaries, other than BMCA Receivables Corporation (see Note
8), became guarantors under the New Credit Agreement, the Existing Credit Agreement and the Senior Notes. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 2007 Notes.

     The Company and BMMC entered into license agreements, effective January 1, 1999, for the right to use intellectual property, including patents, trademarks, know-how, and franchise rights owned by Building Materials Investment Corporation, a wholly-owned subsidiary of the Company, for a license fee stated as a percentage of net sales. The license agreements are for a period of one year and are subject to automatic renewal unless either party terminates with 60 days written notice. Also, effective January 1, 1999, BMMC sells all finished goods to the Company at a manufacturing profit.

     In January 2001, certain subsidiaries of the Company were merged into BMMC.

     Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiary prepared on a basis which retroactively reflects the formation of such companies for all periods presented. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto. Separate financial information for the Company's guarantor subsidiaries and non-guarantor subsidiary is not included herein because management has determined that such information is not material to investors.

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 17. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998
                                  (THOUSANDS)

                                                     PARENT     GUARANTOR
                                                    COMPANY    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    --------   ------------   ------------   ------------
Net sales.........................................  $885,364     $202,593      $      --      $1,087,957
Intercompany net sales............................     3,413      641,657       (645,070)             --
                                                    --------     --------      ---------      ----------
     Total net sales..............................   888,777      844,250       (645,070)      1,087,957
                                                    --------     --------      ---------      ----------
Costs and expenses:
  Cost of products sold...........................   657,018      762,391       (645,070)        774,339
  Selling, general and administrative.............   155,184       81,232                        236,416
  Goodwill amortization...........................       641        1,470                          2,111
  Nonrecurring charges............................    27,563                                      27,563
                                                    --------     --------      ---------      ----------
     Total costs and expenses.....................   840,406      845,093       (645,070)      1,040,429
                                                    --------     --------      ---------      ----------
Operating income (loss)...........................    48,371         (843)            --          47,528
Equity in loss of subsidiaries....................      (755)                        755              --
Interest expense, net.............................   (26,535)     (23,419)                       (49,954)
Other income (expense), net.......................    (7,150)      23,045                         15,895
                                                    --------     --------      ---------      ----------
Income (loss) before income taxes and
  extraordinary losses............................    13,931       (1,217)           755          13,469
Income tax (provision) benefit....................    (5,580)         462                         (5,118)
                                                    --------     --------      ---------      ----------
Income (loss) before extraordinary losses.........     8,351         (755)           755           8,351
                                                    --------     --------      ---------      ----------
Extraordinary losses, net of income tax benefits
  of $11,101......................................   (18,113)                                    (18,113)
                                                    --------     --------      ---------      ----------
Net income (loss).................................  $ (9,762)    $   (755)     $     755      $   (9,762)
                                                    ========     ========      =========      ==========

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 17. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                                  (THOUSANDS)

                                                     PARENT     GUARANTOR
                                                    COMPANY    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    --------   ------------   ------------   ------------
Net sales.........................................  $920,692     $219,347      $      --      $1,140,039
Intercompany net sales............................     7,230      731,312       (738,542)             --
                                                    --------     --------      ---------      ----------
     Total net sales..............................   927,922      950,659       (738,542)      1,140,039
                                                    --------     --------      ---------      ----------
Costs and expenses:
  Cost of products sold...........................   702,957      848,282       (738,542)        812,697
  Selling, general and administrative.............   157,372       82,188                        239,560
  Goodwill amortization...........................       641        1,393                          2,034
  Transition service agreement (income) expense...      (500)         500                             --
  Nonrecurring charges............................     2,650                                       2,650
                                                    --------     --------      ---------      ----------
     Total costs and expenses.....................   863,120      932,363       (738,542)      1,056,941
                                                    --------     --------      ---------      ----------
Operating income..................................    64,802       18,296             --          83,098
Equity in earnings of subsidiaries................    23,370                     (23,370)             --
Intercompany licensing income (expense), net......   (27,622)      27,622                             --
Interest expense, net.............................   (26,565)     (21,752)                       (48,317)
Other income (expense), net.......................    (7,489)      12,929                          5,440
                                                    --------     --------      ---------      ----------
Income (loss) before income taxes and
  extraordinary losses............................    26,496       37,095        (23,370)         40,221
Income tax (provision) benefit....................    (1,157)     (13,725)                       (14,882)
                                                    --------     --------      ---------      ----------
Income (loss) before extraordinary losses.........    25,339       23,370        (23,370)         25,339
Extraordinary losses, net of income tax benefits
  of $761.........................................    (1,296)                                     (1,296)
                                                    --------     --------      ---------      ----------
Net income (loss).................................  $ 24,043     $ 23,370      $ (23,370)     $   24,043
                                                    ========     ========      =========      ==========

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 17. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000
                                  (THOUSANDS)

                                                    PARENT      GUARANTOR
                                                   COMPANY     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  ----------   ------------   ------------   ------------
Net sales.......................................  $  999,809    $  207,950     $      --      $1,207,759
Intercompany net sales..........................      11,111       817,219      (828,330)             --
                                                  ----------    ----------     ---------      ----------
     Total net sales............................   1,010,920     1,025,169      (828,330)      1,207,759
                                                  ----------    ----------     ---------      ----------
Costs and expenses:
  Cost of products sold.........................     798,142       923,964      (828,330)        893,776
  Selling, general and administrative...........     165,231        85,311                       250,542
  Goodwill amortization.........................         641         1,383                         2,024
  Transition service agreement (income)
     expense....................................        (100)          100
  Gain on sale of assets........................                   (17,505)                      (17,505)
  Warranty reserve adjustment...................      15,000                                      15,000
                                                  ----------    ----------     ---------      ----------
     Total costs and expenses...................     978,914       993,253      (828,330)      1,143,837
                                                  ----------    ----------     ---------      ----------
Operating income................................      32,006        31,916            --          63,922
Equity in earnings of subsidiaries..............      12,189                     (12,189)             --
Intercompany licensing income (expense), net....     (29,994)       29,994
Interest expense, net...........................     (27,728)      (25,740)                      (53,468)
Other expense, net..............................     (10,818)      (16,822)                      (27,640)
                                                  ----------    ----------     ---------      ----------
Income (loss) before income taxes and
  extraordinary losses..........................     (24,345)       19,348       (12,189)        (17,186)
Income tax (provision) benefit..................      13,518        (7,159)                        6,359
                                                  ----------    ----------     ---------      ----------
Income (loss) before extraordinary losses.......     (10,827)       12,189       (12,189)        (10,827)
Extraordinary losses, net of income tax benefits
  of $194.......................................        (330)                                       (330)
                                                  ----------    ----------     ---------      ----------
Net income (loss)...............................  $  (11,157)   $   12,189     $ (12,189)     $  (11,157)
                                                  ==========    ==========     =========      ==========

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 17. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999
                                  (THOUSANDS)

                                                                        NON-
                                            PARENT     GUARANTOR     GUARANTOR
                                           COMPANY    SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                           --------   ------------   ----------   ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents..............  $     81     $ 55,871      $     --     $      --       $ 55,952
  Investments in trading securities......                    687                                        687
  Investments in available-for-sale
     securities..........................                 29,702                                     29,702
  Other short-term investments...........                  1,590                                      1,590
  Accounts receivable, trade, net........     1,590       21,348                                     22,938
  Accounts receivable, other.............     4,992        5,692        52,208                       62,892
  Receivable from parent corporations....    59,132                                                  59,132
  Inventories............................    52,903       55,712                                    108,615
  Other current assets...................     1,208        3,031                                      4,239
                                           --------     --------      --------     ---------       --------
     Total Current Assets................   119,906      173,633        52,208            --        345,747
Investment in subsidiaries...............   325,211                                 (325,211)            --
Intercompany loans including accrued
  interest...............................   171,176     (166,762)       (4,414)                          --
Due from (to) subsidiaries, net..........  (151,164)     146,942         4,222                           --
Property, plant and equipment, net.......    32,821      377,882                                    410,703
Excess of cost over net assets of
  businesses acquired, net...............    18,739       51,669                                     70,408
Deferred income tax benefits.............    45,561                                                  45,561
Other assets.............................    15,454        7,239                                     22,693
                                           --------     --------      --------     ---------       --------
Total Assets.............................  $577,704     $590,603      $ 52,016     $(325,211)      $895,112
                                           ========     ========      ========     =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt...  $  2,333     $  3,816      $     --     $      --       $  6,149
  Accounts payable.......................    41,799       42,535                                     84,334
  Payable to related party...............    12,382        2,642                                     15,024
  Accrued liabilities....................    19,695       96,133                                    115,828
  Reserve for product warranty claims....    13,400        1,100                                     14,500
                                           --------     --------      --------     ---------       --------
     Total Current Liabilities...........    89,609      146,226            --            --        235,835
Long-term debt less current maturities...   435,398      165,347                                    600,745
Reserve for product warranty claims......    16,127        3,687                                     19,814
Other liabilities........................    14,881        2,148                                     17,029
                                           --------     --------      --------     ---------       --------
     Total Liabilities...................   556,015      317,408            --            --        873,423
                                           --------     --------      --------     ---------       --------
Total Stockholders' Equity, net..........    21,689      273,195        52,016      (325,211)        21,689
                                           --------     --------      --------     ---------       --------
Total Liabilities and Stockholders'
  Equity.................................  $577,704     $590,603      $ 52,016     $(325,211)      $895,112
                                           ========     ========      ========     =========       ========

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 17. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                   BUILDING MATERIALS CORPORATION OF AMERICA

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000
                                  (THOUSANDS)

                                                                       NON-
                                          PARENT      GUARANTOR     GUARANTOR
                                          COMPANY    SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                         ---------   ------------   ----------   ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents............  $   9,741    $  73,006     $      --     $      --       $ 82,747
  Accounts receivable, trade, net......                  19,474                                     19,474
  Accounts receivable, other...........      5,027        2,947        43,869                       51,843
  Tax receivable from parent
     corporations......................      1,500                                                   1,500
  Inventories..........................     52,041       49,661                                    101,702
  Other current assets.................      1,022        2,903                                      3,925
                                         ---------    ---------     ---------     ---------       --------
     Total Current Assets..............     69,331      147,991        43,869            --        261,191
Investment in subsidiaries.............    356,726                                 (356,726)            --
Intercompany loans including accrued
  interest.............................    188,945     (184,531)       (4,414)                          --
Due from (to) subsidiaries, net........   (190,285)     186,322         3,963                           --
Property, plant and equipment, net.....     28,425      334,039                                    362,464
Excess of cost over net assets of
  businesses acquired, net.............     18,099       47,218                                     65,317
Deferred income tax benefits...........     42,897                                                  42,897
Tax receivable from parent
  corporations.........................      7,500                                                   7,500
Other assets...........................     16,026       15,774                                     31,800
                                         ---------    ---------     ---------     ---------       --------
Total Assets...........................  $ 537,664    $ 546,813     $  43,418     $(356,726)      $771,169
                                         =========    =========     =========     =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term
debt...................................  $     153    $   5,755     $      --     $      --       $  5,908
  Accounts payable.....................     19,600       37,920                                     57,520
  Payable to related party.............      7,522        2,530                                     10,052
  Accrued liabilities..................     21,627       21,261                                     42,888
  Reserve for product warranty
claims.................................     13,400        1,500                                     14,900
                                         ---------    ---------     ---------     ---------       --------
     Total Current Liabilities.........     62,302       68,966            --            --        131,268
Long-term debt less current
  maturities...........................    514,880      159,818                                    674,698
Reserve for product warranty claims....     24,248        4,508                                     28,756
Other liabilities......................     14,099          213                                     14,312
                                         ---------    ---------     ---------     ---------       --------
     Total Liabilities.................    615,529      233,505            --            --        849,034
                                         ---------    ---------     ---------     ---------       --------
Total Stockholders' Equity (Deficit),
  net..................................    (77,865)     313,308        43,418      (356,726)       (77,865)
                                         ---------    ---------     ---------     ---------       --------
Total Liabilities and Stockholders'
     Equity (Deficit)..................  $ 537,664    $ 546,813     $  43,418     $(356,726)      $771,169
                                         =========    =========     =========     =========       ========

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 17. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)
                   BUILDING MATERIALS CORPORATION OF AMERICA

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998
                                  (THOUSANDS)

                                                                                   NON-
                                                      PARENT      GUARANTOR     GUARANTOR
                                                      COMPANY    SUBSIDIARIES   SUBSIDIARY   CONSOLIDATED
                                                     ---------   ------------   ----------   ------------
Cash and cash equivalents, beginning of year.......  $      35    $  12,889       $   --      $  12,924
                                                     ---------    ---------       ------      ---------
Cash provided by (used in) operating activities:
  Net loss.........................................     (9,007)        (755)                     (9,762)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Extraordinary losses..........................     18,113                                   18,113
     Depreciation..................................      3,383       25,552                      28,935
     Goodwill and other amortization...............        641        1,671                       2,312
     Deferred income taxes.........................      4,538                                    4,538
     Noncash interest charges......................     23,877                                   23,877
  (Increase) decrease in working capital items.....    (34,741)      21,926       (3,147)       (15,962)
  Increase (decrease) in product warranty claims...     13,220       (1,569)                     11,651
  Purchases of trading securities..................                (189,197)                   (189,197)
  Proceeds from sales of trading securities........                 124,931                     124,931
  (Increase) decrease in other assets..............       (482)         764                         282
  Increase in other liabilities....................      1,487        1,780                       3,267
  Change in net receivable from/payable to related
     parties.......................................     23,681       15,807        3,147         42,635
  Other, net.......................................      3,702        7,570                      11,272
                                                     ---------    ---------       ------      ---------
Net cash provided by operating activities..........     48,412        8,480           --         56,892
                                                     ---------    ---------       ------      ---------
Cash provided by (used in) investing activities:
  Capital expenditures.............................     (4,799)     (70,535)                    (75,334)
  Acquisitions.....................................    (59,187)                                 (59,187)
  Proceeds from sale of assets.....................                  29,019                      29,019
  Purchases of available-for-sale securities.......                 (89,324)                    (89,324)
  Purchases of held-to-maturity securities.........                  (6,357)                     (6,357)
  Proceeds from sales of available-for-sale
     securities....................................                 170,055                     170,055
  Proceeds from held-to-maturity securities........                     499                         499
                                                     ---------    ---------       ------      ---------
Net cash provided by (used in) investing
  activities.......................................    (63,986)      33,357           --        (30,629)
                                                     ---------    ---------       ------      ---------
Cash provided by (used in) financing activities:
  Repayments from sale of accounts receivable......     30,578                                   30,578
  Decrease in short-term debt......................                 (26,944)                    (26,944)
  Decrease in loan receivable from parent
     corporations..................................      6,152                                    6,152
  Proceeds from issuance of long-term debt.........    304,019                                  304,019
  Decrease in borrowings under revolving credit
     facility......................................    (34,000)                                 (34,000)
  Repayments of long-term debt.....................   (285,108)      (2,796)                   (287,904)
  Financing fees and expenses......................     (6,099)                                  (6,099)
                                                     ---------    ---------       ------      ---------
Net cash provided by (used in) financing
  activities.......................................     15,542      (29,740)          --        (14,198)
                                                     ---------    ---------       ------      ---------
Net change in cash and cash equivalents............        (32)      12,097           --         12,065
                                                     ---------    ---------       ------      ---------
Cash and cash equivalents, end of year.............  $       3    $  24,986       $   --      $  24,989
                                                     =========    =========       ======      =========

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 17. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)
                   BUILDING MATERIALS CORPORATION OF AMERICA

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999
                                  (THOUSANDS)

                                                                                  NON-
                                                     PARENT     GUARANTOR      GUARANTOR
                                                    COMPANY    SUBSIDIARIES    SUBSIDIARY    CONSOLIDATED
                                                    --------   ------------   ------------   ------------
Cash and cash equivalents, beginning of year......  $      3    $  24,986       $    --       $  24,989
                                                    --------    ---------       -------       ---------
Cash provided by (used in) operating activities:
  Net income......................................       673       23,370                        24,043
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Extraordinary losses.........................     1,296                                      1,296
     Depreciation.................................     2,628       30,358                        32,986
     Goodwill and other amortization..............     1,282        1,393                         2,675
     Deferred income taxes........................    14,132                                     14,132
     Noncash interest charges.....................     3,321                                      3,321
  Decrease in working capital items...............      (921)     (23,952)       (1,327)        (26,200)
  Decrease in product warranty claims.............   (13,771)        (547)           --         (14,318)
  Purchases of trading securities.................               (139,522)                     (139,522)
  Proceeds from sales of trading securities.......                243,097                       243,097
  Increase in other assets........................      (828)      (3,673)                       (4,501)
  Increase (decrease) in other liabilities........    (2,358)          23                        (2,335)
  Change in net receivable from/payable to related
     parties......................................    52,388     (102,508)        1,327         (48,793)
  Other, net......................................                 (3,404)                       (3,404)
                                                    --------    ---------       -------       ---------
Net cash provided by operating activities.........    57,842       24,635            --          82,477
                                                    --------    ---------       -------       ---------
Cash provided by (used in) investing activities:
  Capital expenditures............................      (829)     (44,493)                      (45,322)
  Acquisitions....................................                   (515)                         (515)
  Purchases of available-for-sale securities......                (76,048)                      (76,048)
  Purchases of held-to-maturity securities........                 (2,349)                       (2,349)
  Proceeds from sales of available-for-sale
     securities...................................                 97,400                        97,400
  Proceeds from held-to-maturity securities.......                  7,758                         7,758
  Proceeds from sales of other short-term
     investments..................................                 21,421                        21,421
                                                    --------    ---------       -------       ---------
Net cash provided by (used in) investing
  activities......................................      (829)       3,174            --           2,345
                                                    --------    ---------       -------       ---------
Cash provided by (used in) financing activities:
  Repayments from sale of accounts receivable.....     5,640                                      5,640
  Proceeds from issuance of long-term debt........    31,850        6,093                        37,943
  Repayments of long-term debt....................   (32,937)      (3,017)                      (35,954)
  Distributions to parent corporations............   (60,000)                                   (60,000)
  Proceeds from issuance of common stock..........       870                                        870
  Financing fees and expenses.....................    (2,358)                                    (2,358)
                                                    --------    ---------       -------       ---------
Net cash provided by (used in) financing
  activities......................................   (56,935)       3,076            --         (53,859)
                                                    --------    ---------       -------       ---------
Net change in cash and cash equivalents...........        78       30,885            --          30,963
                                                    --------    ---------       -------       ---------
Cash and cash equivalents, end of year............  $     81    $  55,871       $    --       $  55,952
                                                    ========    =========       =======       =========

                   BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 17. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)
                   BUILDING MATERIALS CORPORATION OF AMERICA

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                  (THOUSANDS)

                                                                                  NON-
                                                    PARENT      GUARANTOR      GUARANTOR
                                                    COMPANY    SUBSIDIARIES    SUBSIDIARY    CONSOLIDATED
                                                   ---------   ------------   ------------   ------------
Cash and cash equivalents, beginning of year.....  $      81    $  55,871        $   --       $  55,952
                                                   ---------    ---------        ------       ---------
Cash provided by (used in) operating activities:
  Net income (loss)..............................    (23,346)      12,189            --         (11,157)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
     Extraordinary losses........................        330                                        330
     Gain on sale of assets......................                 (17,505)                      (17,505)
     Depreciation................................      2,878       33,472                        36,350
     Goodwill and other amortization.............      1,480        1,386                         2,866
     Deferred income taxes.......................     (7,475)                                    (7,475)
     Noncash interest charges....................      1,922          726                         2,648
  (Increase) decrease in working capital items...    (20,947)      (7,183)        8,339         (19,791)
  Increase in product warranty claims............      8,121        1,221                         9,342
  Purchases of trading securities................                    (980)                         (980)
  Proceeds from sales of trading securities......                   2,172                         2,172
  (Increase) decrease in other assets............      3,025       (1,761)                        1,264
  Decrease in other liabilities..................       (741)      (1,935)                       (2,676)
  Change in net receivable from/payable to
     related parties/parent corporations.........     75,226      (21,727)       (8,339)         45,160
  Other, net.....................................      2,565       (2,048)                          517
                                                   ---------    ---------        ------       ---------
Net cash provided by (used in) operating
  activities.....................................     43,038       (1,973)           --          41,065
                                                   ---------    ---------        ------       ---------
Cash provided by (used in) investing activities:
  Capital expenditures...........................     (1,047)     (60,496)                      (61,543)
  Proceeds from sale of assets...................                  31,702                        31,702
  Purchases of available-for-sale securities.....                    (882)                         (882)
  Proceeds from sales of available-for-sale
     securities..................................                  58,284                        58,284
  Proceeds from sales of other short-term
     investments.................................                   1,590                         1,590
                                                   ---------    ---------        ------       ---------
Net cash provided by (used in) investing
  activities.....................................     (1,047)      30,198            --          29,151
                                                   ---------    ---------        ------       ---------
Cash provided by (used in) financing activities:
  Repayments from sale of accounts receivable....        925                                        925
  Proceeds from issuance of long-term debt.......     41,046                                     41,046
  Increase in borrowings under revolving credit
     facility....................................     70,000                                     70,000
  Repayments of long-term debt...................    (34,198)      (3,858)                      (38,056)
  Distributions to parent corporations...........   (106,161)                                  (106,161)
  Net repurchase of common stock.................     (1,180)                                    (1,180)
  Financing fees and expenses....................     (2,763)      (7,232)                       (9,995)
                                                   ---------    ---------        ------       ---------
Net cash used in financing activities............    (32,331)     (11,090)           --         (43,421)
                                                   ---------    ---------        ------       ---------
Net change in cash and cash equivalents..........      9,660       17,135            --          26,795
                                                   ---------    ---------        ------       ---------
Cash and cash equivalents, end of year...........  $   9,741    $  73,006        $   --       $  82,747
                                                   =========    =========        ======       =========

                   BUILDING MATERIALS CORPORATION OF AMERICA

                         SUPPLEMENTARY DATA (UNAUDITED)
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            1999 BY QUARTER                     2000 BY QUARTER
                                   ---------------------------------   ---------------------------------
                                   FIRST    SECOND   THIRD    FOURTH   FIRST    SECOND   THIRD    FOURTH
                                   ------   ------   ------   ------   ------   ------   ------   ------
                                                                (MILLIONS)
Net sales........................  $262.9   $310.5   $312.8   $253.8   $289.8   $325.8   $330.9   $261.3
Cost of products sold............   190.2    216.8    219.2    186.4    214.4    230.3    242.5    206.7
                                   ------   ------   ------   ------   ------   ------   ------   ------
Gross profit.....................  $ 72.7   $ 93.7   $ 93.6   $ 67.4   $ 75.4   $ 95.5   $ 88.4   $ 54.6
                                   ======   ======   ======   ======   ======   ======   ======   ======
Operating income (loss)*.........  $ 15.7   $ 30.4   $ 25.5   $ 11.5   $ 14.8   $ 28.6   $ 39.6   $(19.1)
                                   ======   ======   ======   ======   ======   ======   ======   ======
Interest expense.................  $ 11.9   $ 12.9   $ 12.3   $ 11.2   $ 12.4   $ 12.5   $ 13.4   $ 15.1
                                   ======   ======   ======   ======   ======   ======   ======   ======
Income (loss) before income taxes
  and extraordinary losses.......  $  3.3   $ 24.6   $ 13.7   $ (1.4)  $  1.2   $ 13.8   $ 23.5   $(55.7)
Income tax (provision) benefit...    (1.2)    (9.1)    (5.0)     0.4     (0.5)    (5.1)    (8.7)    20.6
                                   ------   ------   ------   ------   ------   ------   ------   ------
Income (loss) before
  extraordinary losses...........     2.1     15.5      8.7     (1.0)     0.7      8.7     14.8    (35.1)
Extraordinary losses.............      --       --     (1.3)      --       --       --     (0.3)      --
                                   ------   ------   ------   ------   ------   ------   ------   ------
Net income (loss)................  $  2.1   $ 15.5   $  7.4   $ (1.0)  $  0.7   $  8.7   $ 14.5   $(35.1)
                                   ======   ======   ======   ======   ======   ======   ======   ======

---------------
* The operating income for the third quarter of 1999 and 2000 reflect a $2.7 million non-recurring charge and a $17.5 million gain on sale of assets, respectively. The operating income in the fourth quarter of 2000 reflects a $15.0 million one-time charge related to a provision for warranty claims. See Notes 2, 4 and 5 to Consolidated Financial Statements.

                                                                     SCHEDULE II

                   BUILDING MATERIALS CORPORATION OF AMERICA

                       VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1998
                                  (THOUSANDS)

                                               BALANCE     CHARGED TO                          BALANCE
                                              JANUARY 1,    SALES OR                         DECEMBER 31,
DESCRIPTION                                      1998       EXPENSES    DEDUCTIONS   OTHER       1998
-----------                                   ----------   ----------   ----------   -----   ------------
Valuation and Qualifying Accounts Deducted
  from Assets To Which They Apply:
  Allowance for doubtful accounts...........   $ 2,752      $ 1,419      $   486(a)  $ 350(c)   $ 4,035(b)
  Allowance for discounts...................    19,403       91,569       87,109        --      23,863
  Reserve for inventory market valuation....     1,506        1,458          918       500(c)     2,546

                          YEAR ENDED DECEMBER 31, 1999
                                  (THOUSANDS)

                                               BALANCE     CHARGED TO                          BALANCE
                                              JANUARY 1,    SALES OR                         DECEMBER 31,
DESCRIPTION                                      1999       EXPENSES    DEDUCTIONS   OTHER       1999
-----------                                   ----------   ----------   ----------   -----   ------------
Valuation and Qualifying Accounts Deducted
  from Assets To Which They Apply:
  Allowance for doubtful accounts...........   $ 4,035      $   484      $   500(a)  $  --     $ 4,019(b)
  Allowance for discounts...................    23,863       96,645       97,280      (33)      23,195
  Reserve for inventory market valuation....     2,546        2,794        3,623        --       1,717

                          YEAR ENDED DECEMBER 31, 2000
                                  (THOUSANDS)

                                               BALANCE     CHARGED TO                          BALANCE
                                              JANUARY 1,    SALES OR                         DECEMBER 31,
DESCRIPTION                                      2000       EXPENSES    DEDUCTIONS   OTHER       2000
-----------                                   ----------   ----------   ----------   -----   ------------
Valuation and Qualifying Accounts Deducted
  from Assets To Which They Apply:
  Allowance for doubtful accounts...........   $ 4,019      $    413     $  2,634(a) $  --     $ 1,798(b)
  Allowance for discounts...................    23,195       110,291      107,683       --      25,803
  Reserve for inventory market valuation....     1,717           658        1,083    (289)       1,003

---------------
Notes:

(a) Represents write-offs of uncollectible accounts net of recoveries.

(b) The balances at December 31, 1998, 1999 and 2000 primarily reflect a reserve for receivables sold to a trust (see Note 8 to Consolidated Financial Statements).

(c) Represents balance acquired through acquisitions.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.1    --   Reorganization Agreement, dated as of December 31, 1998, by and among BMCA, Building Materials Manufacturing Corporation and Building Materials Investment Corporation (incorporated by reference to Exhibit 2.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-69749) (the "2008 Notes
               S-4").
   3.1    --   Amended and Restated Certificate of Incorporation of BMCA
               (incorporated by reference to Exhibit 3.1 to BMCA's Form
               10-K for the year ended December 31, 1999 (the "1999 Form
               10-K")).
   3.2    --   By-laws of BMCA (incorporated by reference to Exhibit 3.2 to
               BMCA's Registration Statement on Form S-4 (Registration No.
               33-81808)) (the "Deferred Coupon Note Registration
               Statement").
   3.3    --   Certificate of Incorporation of Building Materials
               Manufacturing Corporation (incorporated by reference to
               Exhibit 3.3 to BMCA's Form 10-K for the fiscal year ended
               December 31, 1998 (the "1998 10-K")).
   3.4    --   By-laws of Building Materials Manufacturing Corporation
               (incorporated by reference to Exhibit 3.4 to the 1998 10-K).
   3.5    --   Certificate of Incorporation of Building Materials
               Investment Corporation (incorporated by reference to Exhibit
               3.5 to the 1998 10-K).
   3.6    --   By-laws of Building Materials Investment Corporation
               (incorporated by reference to Exhibit 3.6 to the 1998 10-K).
   4.1    --   Indenture, dated as of December 9, 1996, between BMCA and
               The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4
               (Registration No. 333-20859)).
   4.2    --   Indenture, dated as of October 20, 1997, between BMCA and
               The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4
               (Registration No. 333-41531)).
   4.3    --   Indenture, dated as of July 17, 1998, between BMCA and The
               Bank of New York, as trustee (incorporated by reference to
               Exhibit 4.1 to BMCA's Registration Statement on Form S-4
               (Registration No. 333-60633)).
   4.4    --   First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of December 9, 1996 among BMCA, as
               issuer, Building Materials Manufacturing Corporation and
               Building Materials Investment Corporation, as guarantors and
               The Bank of New York, as trustee (incorporated by reference to Exhibit 10.7 of the 2008 Notes S-4).
   4.5    --   Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of December 9, 1996 among BMCA, as
               issuer, Building Materials Manufacturing Corporation and
               Building Materials Investment Corporation, as original
               guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee.
   4.6    --   First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of October 20, 1997 among BMCA, as
               issuer, Building Materials Manufacturing Corporation, as
               co-obligor, Building Materials Investment Corporation, as
               guarantor and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.8 of the 2008 Notes S-4).
   4.7    --   Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of October 20, 1997 among BMCA and
               Building Materials Manufacturing Corporation, as issuers,
               Building Materials Investment Corporation, as original
               guarantor, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   4.8    --   First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of July 17, 1998 among BMCA, as
               issuer, Building Materials Manufacturing Corporation and
               Building Materials Investment Corporation, as guarantors,
               and The Bank of New York, as trustee (incorporated by
               reference to Exhibit 10.9 of the 2008 Notes S-4).
   4.9    --   Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of July 17, 1998 among BMCA, as
               issuer, Building Materials Manufacturing Corporation and
               Building Materials Investment Corporation, as original
               guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee.
   4.10   --   Indenture, dated as of December 3, 1998, between BMCA and
               The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the 2008 Notes S-4).
   4.11   --   First Supplemental Indenture dated as of January 1, 1999 to
               Indenture dated as of December 3, 1998 among BMCA, as
               issuer, Building Materials Manufacturing Corporation and
               Building Materials Investment Corporation, as guarantors,
               and The Bank of New York, as trustee (incorporated by
               reference to Exhibit 4.4 to the 2008 Notes S-4).
   4.12   --   Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of December 3, 1998 among BMCA, as
               issuer, Building Materials Manufacturing Corporation and
               Building Materials Investment Corporation, as original
               guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee.
   4.13   --   Indenture, dated July 5, 2000, between BMCA, as issuer,
               Building Materials Manufacturing Corporation and Building
               Materials Investment Corporation, as guarantors, and The
               Bank of New York, as trustee.
   4.14   --   First Supplemental Indenture, dated as of December 4, 2000, to the Indenture dated as of July 5, 2000, between BMCA, as issuer, Building Materials Manufacturing Corporation and
               Building Materials Investment Corporation, as original
               guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee.
   4.15   --   Registration Rights Agreement, dated July 5, 2000, between
               BMCA and BNY Capital Markets Inc.
   4.16   --   First Amendment to the Registration Rights Agreement, dated as of December 4, 2000, to Registration Rights Agreement
               dated July 5, 2000, among BMCA, as issuer, Building
               Materials Manufacturing Corporation and Building Materials
               Investment Corporation, as guarantors and BNY Capital
               Markets, Inc., as initial purchaser.
  10.1    --   Amended and Restated Management Agreement, dated as of
               January 1, 1999, among GAF, G-I Holdings Inc., G Industries
               Corp., Merick Inc., GAF Fiberglass Corporation, ISP, GAF
               Building Materials Corporation, GAF Broadcasting Company,
               Inc., BMCA and ISP Opco Holdings Inc. (incorporated by
               reference to Exhibit 10.1 to the 1998 10-K).
  10.2    --   Amendment No. 1 to the Management Agreement, dated as of
               January 1, 2000 (incorporated by reference to Exhibit 10.2 to International Specialty Products Inc. Annual Report on
               Form 10-K for the year ended December 31, 1999).
  10.3    --   Amendment No. 2 to the Management Agreement, dated as of
               January 1, 2001 (incorporated by reference to Exhibit 10.3 to International Specialty Products Inc. Annual Report on
               Form 10-K for the year ended December 31, 2000).
  10.4    --   Form of Option Agreement relating to Series A Cumulative
               Redeemable Convertible Preferred Stock (incorporated by
               reference to Exhibit 10.9 to BMCA's Form 10-K for the year ended December 31, 1996).*
  10.5    --   Forms of Amendment to Option Agreement relating to Series A
               Cumulative Redeemable Convertible Preferred Stock
               (incorporated by reference to Exhibit 10.12 to BMCA's Form
               10-K for the year ended December 31, 1997 (the "1997 Form
               10-K")).*
  10.6    --   Form of Option Agreement relating to Series A Cumulative
               Redeemable Convertible Preferred Stock (incorporated by
               reference to Exhibit 10.13 to the 1997 Form 10-K).*

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.7    --   BMCA Preferred Stock Option Plan (incorporated by reference to Exhibit 4.2 to BMCA's Registration Statement on Form S-8
               (Registration No. 333-60589)).*
  10.8    --   BMCA 2001 Long-Term Incentive Plan.*
  10.9    --   Tax Sharing Agreement, dated as of January 31, 1994, among
               GAF, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.6 to the Deferred Coupon Note Registration
               Statement).
  10.10   --   Amendment to Tax Sharing Agreement, dated as of March 19,
               2001, between G-I Holdings and BMCA.
  10.11   --   Reorganization Agreement, dated as of January 31, 1994,
               among GAF Building Materials Corporation, G-I Holdings Inc.
               and BMCA (incorporated by reference to Exhibit 10.9 to the
               Deferred Coupon Note Registration Statement).
  10.12   --   Credit Agreement, dated as of December 4, 2000, by and among
               BMCA, the lenders party thereto, and The Bank of New York, as agent for the lenders and as Swing Line Lender (the
               "Credit Agreement").
  10.13   --   Amendment No. 1, dated as of December 22, 2000, to the
               Credit Agreement.
  10.14   --   Amendment No. 2, dated as of March 8, 2001, to the Credit
               Agreement.
  10.15   --   Amended and Restated Credit Agreement, dated as of December
               4, 2000, by and among BMCA, the lenders party thereto, Fleet
               National Bank as Documentation Agent, Bear Stearns Corporate
               Lending Inc. as Syndication Agent and the Bank of New York
               as Swing Line Lender and as Administration Agent with BNY
               Capital Markets Inc. as Lead Arranger and Bookrunner (the
               "Amended and Restated Credit Agreement").
  10.16   --   Amendment No. 1, dated as of December 22, 2000, to the
               Amended and Restated Credit Agreement.
  10.17   --   Amendment No. 2, dated as of March 8, 2001, to the Amended and Restated Credit Agreement.
  10.18   --   Security Agreement, dated December 22, 2000, by and among
               BMCA and each of the grantors party thereto and The Bank of
               New York as Collateral Agent.
  10.19   --   Collateral Agent Agreement, dated December 22, 2000, by and among BMCA, such Subsidiary of BMCA a party thereto, the
               1999 Administrative Agent (as defined therein), each Senior
               Note Trustee (as defined therein), the 2000 Administrative
               Agent (as defined therein), the Chase Manhattan Bank, Fleet
               National Bank and the Bank of New York, as Collateral Agent.
  10.20   --   Separation and General Release Agreement between BMCA and
               William C. Lang.*
  21      --   Subsidiaries of BMCA.
  23.1    --   Consent of Arthur Andersen LLP.

---------------
*  Management and/or compensation plan or arrangement