Form 10-K
period 2001-12-31
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS INVESTMENT CORP; BUILDING MATERIALS MANUFACTURING CORP
filed 2002-03-26
CIK 927314, 1078820, 1078706

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                      OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      As of March 20, 2002, 1,015,010 shares of Class A Common Stock, $.001 par value, and 15,000 shares of Class B Common Stock, $.001 par value, of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

      As of March 20, 2002, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares were held by non-affiliates.

================================================================================

                             ADDITIONAL REGISTRANTS

                                      STATE OR OTHER                    REGISTRATION NO./  ADDRESS, INCLUDING ZIP CODE AND
                                      JURISDICTION OF      NO. OF        I.R.S. EMPLOYER     TELEPHONE NUMBER, INCLUDING
   EXACT NAME OF REGISTRANT          INCORPORATION OR      SHARES        IDENTIFICATION      AREA CODE, OF REGISTRANT'S
  AS SPECIFIED IN ITS CHARTER          ORGANIZATION      OUTSTANDING         NUMBER          PRINCIPAL EXECUTIVE OFFICE
-----------------------------         --------------     ----------      --------------       -------------------------

Building Materials                       Delaware            10           333-69749-01/       1361 Alps Road
  Manufacturing Corporation                                                22-3626208         Wayne, New Jersey 07470
                                                                                              (973) 628-3000

Building Materials                       Delaware            10           333-69749-02/       300 Delaware Avenue
  Investment Corporation                                                   22-3626206         Wilmington, Delaware 19801
                                                                                              (302) 427-5960

                                     PART I

ITEM 1.BUSINESS

GENERAL

     Building Materials Corporation of America ("BMCA") is a leading national manufacturer of a broad line of asphalt roofing products and accessories for the steep slope and low slope roofing markets. We also manufacture specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. BMCA, incorporated under the laws of Delaware in 1994, is a wholly-owned subsidiary of BMCA Holdings Corporation, which is a wholly-owned subsidiary of G-I Holdings Inc. In 1994, BMCA acquired the operating assets and certain liabilities of GAF Building Materials Corporation, whose name has changed to G-I Holdings, Inc. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc. As of March 20, 2002, Samuel J. Heyman beneficially owned (as defined in Rule 13d-3 of the Securities Exchange Act of 1934) approximately 99% of the capital stock of G Holdings. BMCA does business under the name "GAF Materials Corporation."

     To facilitate administrative efficiency, effective October 31, 2000, GAF Corporation, the former indirect parent of BMCA, merged into its direct subsidiary, G-I Holdings Inc. G-I Holdings Inc. then merged into its direct subsidiary, G Industries Corp., which in turn merged into its direct subsidiary, GAF Fiberglass Corporation. In that merger, GAF Fiberglass Corporation changed its name to GAF Corporation. Effective November 13, 2000, GAF Corporation (formerly known as GAF Fiberglass Corporation) merged into its direct subsidiary, GAF Building Materials Corporation, whose name was changed in the merger to G-I Holdings Inc. G-I Holdings Inc. is now an indirect parent of BMCA and BMCA's direct parent is BMCA Holdings Corporation. We refer to G-I Holdings Inc. and any and all of its predecessor corporations, including GAF Corporation, G-I Holdings Inc., G Industries Corp., GAF Fiberglass Corporation and GAF Building Materials Corporation in this report as "G-I Holdings."

     On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey in Newark, New Jersey due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. We refer to these claims in this report as "Asbestos Claims." G-I Holdings is a privately-held holding company, and we are its only operating subsidiary. We are not included in the bankruptcy filing.

     Our executive offices are located at 1361 Alps Road, Wayne, New Jersey 07470 and our telephone number is (973) 628-3000.

STEEP SLOPE ROOFING

     We are a leading manufacturer of a complete line of premium steep slope roofing products. Steep slope roofing product sales represented approximately 65%, 67% and 73% of our net sales in 1999, 2000 and 2001, respectively. We have improved our sales mix of steep slope roofing products in recent years by increasing our emphasis on laminated shingles and accessory products which generally are sold at higher prices with more attractive profit margins than our standard strip shingle products. We believe that we are the largest manufacturer of laminated steep slope roofing shingles and the second largest manufacturer of strip shingles in the United States. (Statements contained in this report as to our competitive position are based on industry information which we believe is reliable.)

     Our  two  principal   lines  of  steep  slope  roofing   shingles  are  the
Timberline(R) series and the Sovereign(R) series. We also produce certain specialty shingles.

   THE TIMBERLINE(R) SERIES.

     The Timberline(R) series offers a premium laminated product line that adds dramatic shadow lines and substantially improves the appearance of a roof. The series includes:

     o the Timberline(R) 30 shingle, a mid-weight laminated shingle which serves as an economic trade-up for consumers, with a 30-year limited warranty;

     o the Timberline(R) shingle, a heavyweight laminated shingle with superior fire resistance and durability, with a 40-year limited warranty; and

     o the Timberline Ultra(R) shingle, a super heavyweight laminated shingle with the maximum durability of the Timberline(R) series, with a lifetime limited warranty.

   THE SOVEREIGN(R) SERIES.

     The Sovereign(R) series includes:

     o  the standard 3-tab Sentinel(R) shingle with a 20-year limited warranty;

     o the Royal Sovereign(R) shingle, a heavier 3-tab shingle, designed to capitalize on the "middle market" for quality shingles, with a 25-year limited warranty; and

     o the Marquis(R) Weathermax(R) shingle, a superior performing heavyweight 3-tab shingle with a 30-year limited warranty.

   SPECIALTY SHINGLES.

     Our specialty asphalt shingles include:

     o the Slateline(R) shingle, which offers the appearance of slate and reduces labor costs in installation because of its larger size, with a 40-year limited warranty;

     o the Grand Sequoia(R) shingle, a premier architectural shingle with a lifetime limited warranty;

     o the Country Mansion(R) shingle, a distinctive high-end architectural shingle with a lifetime limited warranty;

     o  the   Country  Estates(TM) shingle,    a   versatile   style,   high-end
        architectural shingle with a lifetime limited warranty; and

     o the Grand Canyon(TM) shingle, a super heavyweight architectural shingle with a rugged wood shake appearance with a lifetime limited warranty.

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

LOW SLOPE ROOFING

     We manufacture a full line of modified bitumen and asphalt built-up roofing products, liquid applied membrane systems and roofing accessories for use in the application of low slope roofing systems. We also market thermoplastic and elastomeric single-ply products, and in the first quarter of 2001, we began manufacturing thermoplastic polyolefin products at our new plant in Mount Vernon, Indiana. Low slope roofing represented approximately 27%, 26% and 22% of our net sales in 1999, 2000 and 2001, respectively. We believe that we are the second largest manufacturer of asphalt built-up roofing products and the largest manufacturer of modified bitumen products in the United States.

     We manufacture fiberglass-based felts under the trademark GAFGLAS(R), which are made from asphalt impregnated glass fiber mat for use as a component in asphalt built-up roofing systems. Most of our GAFGLAS(R) products are assembled on the roof by applying successive layers of roofing with asphalt and topped, in some applications, with gravel. Thermal insulation may be applied beneath the membrane. We also manufacture base sheets, flashings and other roofing accessories for use in these systems; our TOPCOAT(R) roofing system, a liquid-applied membrane system designed to protect and waterproof existing roofing systems; and roof maintenance products. In addition, we market perlite roofing insulation products, which consist of low thermal insulation that is installed as part of a low slope roofing application below the roofing membrane, isocyanurate foam as roofing insulation, packaged asphalt and accessories such as vent stacks, roof insulation fasteners, cements and coatings.

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

SPECIALTY BUILDING PRODUCTS AND ACCESSORIES

     We manufacture and market a variety of specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. Specialty building products and accessories represented approximately 8%, 7% and 5% of our net sales in 1999, 2000 and 2001, respectively. These products primarily consist of steep slope attic ventilation systems and metal and fiberglass air distribution products for the HVAC industry.

MARKETING AND SALES

     We have one of the industry's largest sales forces. A staff of technical professionals who work directly with architects, consultants, contractors and building owners provides support to the sales force. We market our roofing and specialty building products and accessories through our own sales force of approximately 250 experienced, full-time employees and independent sales representatives who operate from six regional sales offices located across the United States. A major portion of our roofing product sales are to wholesale distributors who resell our products to roofing contractors and retailers. We believe that our nationwide coverage has contributed to certain of our roofing products being among the most recognized and requested brands in the industry.

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

     No single customer accounted for more than 10% of our net sales in 2001, except for The Home Depot, Inc. and American Builders & Contractors Supply Company, Inc.


RAW MATERIALS

     The major raw materials required for the manufacture of our roofing products are asphalt, mineral stabilizer, glass fiber, glass fiber mat, polyester mat and granules. Asphalt and mineral stabilizer are available from a large number of suppliers on substantially similar terms. We currently have contracts with several of these suppliers and others are available as substitutes. In 2001, prices of most raw materials other than asphalt and energy have been relatively stable, rising moderately with general industrial prices, while the decrease in the price of asphalt was driven mostly by the decline in crude oil prices during 2001.

     The major raw materials required for the manufacture of our specialty building products and accessories are steel tubes, sheet metal products, aluminum, motors and cartons. These raw materials, other than motors, are commodity-type products, the pricing for which is driven by supply and demand. Prices of other raw materials used in the manufacture of specialty building products and accessories are more closely tied to movements in inflation rates. In 2001, substantially all of the motors used in our ventilation products were purchased from a domestic supplier. All of these raw materials, including motors, are available from a large number of suppliers on substantially similar terms.

     Five of our roofing plants have easy access to deep water ports thereby permitting delivery of asphalt by ship, the most economical means of transport. Our Nashville, Tennessee plant manufactures a significant portion of our glass fiber requirements for use in our Chester, South Carolina and Shafter, California plants which manufacture glass fiber mat substrate. We purchase all of our requirements for colored roofing granules from an affiliate, International Specialty Products Inc., under a requirements contract, except for the requirements of certain of our roofing plants which are supplied by third parties. This contract expires on December 31, 2002, unless extended by the parties. We refer to International Specialty Products Inc. as "ISP".

SEASONAL VARIATIONS AND WORKING CAPITAL

     Sales of roofing and specialty building products and accessories in the northern regions of the United States generally decline during the winter months due to adverse weather conditions. Generally, our inventory practice includes increasing inventory levels in the first and second quarters in order to meet peak season demand in the months of June through November.

WARRANTY CLAIMS

     We provide certain limited warranties covering most of our steep slope roofing products for periods generally ranging from 20 to 40 years, although certain of our styles provide for a lifetime limited warranty. Although terms of warranties vary, we believe that our warranties generally are consistent with those offered by our competitors. We also offer certain limited warranties and guarantees of varying duration covering most of our low slope roofing products and limited warranties covering most of our specialty building products and accessories for periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products. From time to time, we review the reserves established for estimated probable future warranty claims.

COMPETITION

     The roofing products industry is highly competitive and includes a number of national competitors. These competitors in the steep slope roofing and accessories markets are Owens-Corning, Tamko, Elcor and Certainteed, and in the low slope roofing market are Johns Manville, Firestone and Carlisle. In addition, there are numerous regional competitors, principally in the low slope roofing market.

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

     Our specialty building products and accessories business is highly competitive with numerous competitors due to the breadth of the product lines we market. Major competitors include Certainteed, Solar Group Inc., Southwark, Inc, Lomanco Inc. and Standex Air Distribution Products.


RESEARCH AND DEVELOPMENT

     We primarily focus our research and development activities on the development of new products, process improvements and the testing of alternative raw materials and supplies. Our research and development activities, dedicated to steep slope, low slope and fiberglass products, are located at technical centers at Wayne, New Jersey and Nashville, Tennessee. Our research and development expenditures were approximately $6.5, $5.9 and $5.9 million in 1999, 2000 and 2001, respectively.

PATENTS AND TRADEMARKS

     We own or license approximately 110 domestic and 115 foreign patents or patent applications. In addition, we own or license approximately 220 domestic and 60 foreign trademark registrations or applications. While we believe the patent protection covering certain of our products to be material to those products, we do not believe that any single patent, patent application or trademark is material to our business or operations. We believe that the duration of the existing patents and patent licenses is consistent with our business needs.

ENVIRONMENTAL COMPLIANCE

     Since 1970, federal, state and local authorities have adopted and amended a wide variety of federal, state and local environmental laws and regulations relating to environmental matters. These laws and regulations affect us because of the nature of our operations and that of our predecessor and certain of the substances that are, or have been used, produced or discharged at our or its plants or at other locations. We made capital expenditures of approximately $2.7, $2.5 and $1.3 million in 1999, 2000 and 2001, respectively, relating to environmental compliance. These expenditures are included in additions to property, plant and equipment. We anticipate that aggregate capital expenditures relating to environmental compliance in 2002 and 2003 will be approximately $1.0 million in each year.

     The environmental laws and regulations deal with air and water emissions or discharges into the environment, as well as the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. We believe that our manufacturing facilities comply in all material respects with applicable laws and regulations. Although we cannot predict whether more burdensome requirements will be adopted by governmental authorities in the future, we believe that any potential liability for compliance with the laws and regulations will not materially affect our business, liquidity or financial position.

     See Item 3, "Legal Proceedings--Environmental Litigation."


EMPLOYEES

     At December 31, 2001, we employed approximately 3,400 people worldwide, approximately 1,000 of which were subject to 13 union contracts. The contracts are effective for three- to four-year periods. During 2001, five labor contracts expired and were renegotiated. We believe that our relations with our employees and their unions are satisfactory.

ITEM 2.PROPERTIES

     Our corporate headquarters and principal research and development laboratories are located at a 100-acre campus-like office and research park owned by a subsidiary of ISP, at 1361 Alps Road, Wayne, New Jersey 07470. We occupy our headquarters pursuant to our management agreement with ISP. See Item 13, "Certain Relationships and Related Transactions--Management Agreement."

     We own or lease the principal real properties described below. Unless otherwise indicated, the properties are owned in fee. In addition to the principal facilities listed below, we maintain sales offices and warehouses, substantially all of which are in leased premises under relatively short-term leases.

LOCATION                                FACILITY
--------------                          ------------
Alabama
     Mobile ..........................  Plant, Warehouses*
California
     Fontana .........................  Plant, Regional Sales Office
     Hollister .......................  Plant, Plant*
     Shafter .........................  Plant
     Stockton ........................  Plant, Plant, Warehouse*
Delaware
     Wilmington ......................  Regional Sales Office*
Florida
     Tampa ...........................  Plant, Regional Sales Office
Georgia
     Atlanta .........................  Sales Office*
     Savannah ........................  Plant
Indiana
     Mount Vernon ....................  Plant, Plant
     Michigan City ...................  Plant
Illinois
     Romeoville ......................  Regional Sales Office*
Maryland
     Baltimore .......................  Plant
Massachusetts
     Millis ..........................  Plant, Warehouse*
     Walpole .........................  Plant*
Minnesota
     Minneapolis .....................  Plant
Mississippi
     Purvis ..........................  Plant
New Jersey
     North Branch ....................  Plant, Warehouse*
     North Brunswick .................  Regional Sales Office*, Warehouse*
     Wayne ...........................  Headquarters*, Corporate Administrative
                                          Offices*, Research Center*
North Carolina
     Burgaw ..........................  Plant
     Goldsboro .......................  Plant
Ohio
     Wadsworth .......................  Plant*
Pennsylvania
     Erie ............................  Plant, Warehouse*
     Wind Gap ........................  Plant
South Carolina
     Chester .........................  Plant
Tennessee
     Nashville .......................  Plant, Research Center*
Texas
     Dallas ..........................  Plant, Regional Sales Office, Warehouse*
     Fannett .........................  Warehouse

----------
*    Leased property

     In addition to the foregoing list, we have three manufacturing facilities in Monroe, Georgia; Port Arthur, Texas; and Albuquerque, New Mexico that are currently closed. We believe that our plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Due to the seasonality of our business, our production facilities generally run at full capacity during the months necessary to meet our peak seasonal operating demands. Each plant has adequate transportation facilities for both raw materials and finished products. In 2001, we made capital expenditures of $28.1 million relating to property, plant and equipment.

ITEM 3.LEGAL PROCEEDINGS

     BODILY INJURY CLAIMS.In connection with its formation, BMCA contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber of its parent, G-I Holdings. We frequently refer to these claims in this report as "Asbestos Claims." As of March 30, 1997, BMCA had paid all of its assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its Asbestos Claims. This proceeding remains pending.

     Claimants in the G-I Holdings bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings
Corporation's common stock and its indirect holdings of BMCA's common stock. That action could result in a change of control of our company. See Notes 11 and 16 to Consolidated Financial Statements. In addition, those claimants may seek to file Asbestos Claims against our company (with approximately 1,900 alleged Asbestos Claims pending against us as of December 31, 2001). We believe that we will not sustain any liability in connection with these or any other asbestos-related claims. Furthermore, on February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing Asbestos Claims against BMCA. On June 22, 2001, following a hearing, the Bankruptcy Court converted the temporary restraining order into a preliminary injunction, which is expected to remain in effect pending confirmation of a Chapter 11 plan of reorganization for the G-I Holdings estate. On February 7, 2001, G-I Holdings filed a defendant class action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings. This action is in a preliminary stage and no trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation. While we cannot predict whether any additional Asbestos Claims will be asserted against us, or the outcome of any litigation relating to those claims, we believe that we have meritorious defenses to any claim that we have asbestos-related liability, although there can be no assurances in this regard.

     ACTIONS RELATING TO G-I HOLDINGS' BANKRUPTCY.On February 8, 2001, a creditors committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court for the District of New Jersey against G-I Holdings and BMCA. The complaint requests substantive consolidation of BMCA with G-I Holdings or an order directing G-I Holdings to cause BMCA to file for bankruptcy protection. BMCA and G-I Holdings intend to vigorously defend the lawsuit. We believe that no basis exists for the court to grant the relief requested. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the bankruptcy court refused to grant the requested interim relief.

     ASBESTOS-IN-BUILDING CLAIMS.G-I Holdings has also been named as a co-defendant in asbestos-in-buildings cases for economic and property damage or other injuries based upon an alleged present or future need to remove asbestos containing materials from public and private buildings. We refer to the asbestos-in-building claims in this report as the "Building Claims." Since these actions were first initiated approximately 20 years ago, G-I Holdings has not only successfully disposed of approximately 145 of these cases, but is a co-defendant in only three remaining lawsuits, one of which has been dormant. These actions have been stayed as to G-I Holdings pursuant to the G-I Holdings bankruptcy case. No new Building Claims were filed in 2001. BMCA has not assumed any liabilities with respect to Building Claims, and believes it will not sustain any liability in connection with such claims.

     INSURANCE MATTERS.In January 2000 and May 2000, G-I Holdings filed summary actions in Superior Court of New Jersey, Middlesex County against several of its insurers, which had indicated that the Center for Claims

Resolution, or the CCR, a non-profit organization set up to administer and handle asbestos-related personal injury claims against the participating companies and in which G-I Holdings was a member, had claimed a right to G-I Holdings' insurance proceeds to satisfy what the CCR contended are G-I Holdings' share of settlements entered by the CCR while G-I Holdings was a member. On March 17, 2000 and July 28, 2000, the trial court granted summary judgment in favor of G-I Holdings, and the CCR's motions for a stay pending appeal were denied by both the trial court and the appellate division. All insurers in both actions have now paid the amounts in dispute to G-I Holdings. The CCR's appeal of the trial and grant of summary judgment has been briefed and argued before the appellate division.

     In October 1983, G-I Holdings filed a lawsuit in Los Angeles, California Superior Court against its past insurance carriers to obtain a judicial determination that those carriers were obligated to defend and indemnify it for Building Claims. G-I Holdings is seeking declaratory relief as well as compensatory damages. This action is presently in the pre-trial pleading stage. The parties have agreed to hold this action in abeyance pending developments in the Building Claims. Because this litigation is in early stages and evidence and interpretations of important legal questions are presently unavailable, it is not possible to predict the future of this litigation.

     In all the Building Claims, which have been stayed as to G-I Holdings pursuant to the G-I Holdings bankruptcy case, G-I Holdings' defense costs have been paid by one of its primary carriers. While G-I Holdings expects that this primary carrier continues to be obligated to defend and indemnify G-I Holdings, this primary carrier has reserved its rights to later refuse to defend and indemnify G-I Holdings and to seek reimbursement for some or all of the fees paid to defend and resolve the Building Claims.

ENVIRONMENTAL LITIGATION

     We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. We refer to these proceedings and lawsuits below as "Environmental Claims."

     In connection with its formation, BMCA contractually assumed all environmental liabilities of G-I Holdings relating to existing plant sites and the business of BMCA as then conducted. The estimates referred to below reflect those environmental liabilities assumed by BMCA and other environmental liabilities of our company. The environmental liabilities of G-I Holdings which were not assumed by BMCA relate primarily to closed manufacturing facilities. G-I Holdings estimates that, as of December 31, 2001, its liability in respect of the environmental liabilities of G-I Holdings not assumed by BMCA was approximately $11.7 million, before the effect of the bankruptcy, and before insurance recoveries reflected on its balance sheet of $10.0 million. BMCA estimates its liability as of December 31, 2001 in respect of assumed and other environmental liabilities is $2.0 million, and expects insurance recoveries reflected on its balance sheet, as discussed below, of $0.8 million. Insurance recoveries reflected on these balance sheets relate to both past expenses and estimated future liabilities. We refer to these recoveries below as "estimated recoveries."

     At most sites, BMCA anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. Although it is difficult to predict the ultimate resolution of these claims, based on BMCA's evaluation of the financial responsibility of the parties involved and their insurers, relevant legal issues and cost sharing arrangements now in place, BMCA estimates that its liability in respect of all Environmental Claims, including certain environmental compliance expenses, will be as discussed above. While we cannot predict whether adverse decisions or events can occur in the future, in the opinion of management, the resolution of such matters should not be material to our business, liquidity, results of operations, cash flows or financial position. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability. For information relating to other environmental compliance expenses, see Item 1, "Business--Environmental Compliance".

     After considering the relevant legal issues and other pertinent factors, BMCA believes that it will receive the estimated recoveries and the legal expenses incurred by G-I Holdings on BMCA's behalf. We also believe that recoveries could be in excess of the estimated recoveries for all Environmental Claims, although there can be no assurances in this regard. BMCA believes it is entitled to substantially full defense and indemnity under its insurance policies for most Environmental Claims, although BMCA's insurers have not affirmed a legal obligation under the policies to provide indemnity for those claims.

     In June 1997, G-I Holdings commenced litigation on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities in the Superior Court of New Jersey, Somerset County, seeking amounts substantially in excess of the estimated recoveries. This action was removed to the United States Bankruptcy Court for the District of New Jersey in February 2001 in conjunction with the G-I Holdings' bankruptcy case. The action is currently pending in the bankruptcy court, although the defendant insurers have filed a motion to remand the action to the Superior Court of New Jersey, Somerset County. While BMCA believes that its claims are meritorious, there can be no assurance that BMCA will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

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

OTHER LITIGATION

     On or about April 29, 1996, an action was commenced in the Circuit Court of Mobile County, Alabama against G-I Holdings on behalf of a purported nationwide class of purchasers of, or current owners of, buildings with certain asphalt shingles manufactured by G-I Holdings and affiliated entities. The action alleged, among other things, that those shingles were defective and sought unspecified damages on behalf of the purported class. On September 25, 1998, we agreed to settle this litigation on a national, class-wide basis for asphalt shingles manufactured between January 1, 1973 and December 31, 1997. Following a fairness hearing, the court granted final approval of the class-wide settlement in April 1999. Under the terms of the settlement, we will provide property owners whose shingles were manufactured during this period and which suffer certain damages during the term of their original warranty period, and who file a qualifying claim, with an opportunity to receive certain limited benefits beyond those already provided in their existing warranty. Separate actions commenced in 1997 in the Superior Court of New Jersey, Middlesex County, the Superior Court of New Jersey, Passaic County and the Supreme Court of the State of New York, County of Nassau, and in 1996 in Pointe Coupee Parish, Louisiana, on behalf of purported classes alleging that our shingles were defective and seeking unspecified damages, have been dismissed in light of the final approval of the settlement agreement in the Mobile County, Alabama action.

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

TAX CLAIM AGAINST G-I HOLDINGS

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P., a partnership in which G-I Holdings held an interest. G-I Holdings has advised us that it believes that it will prevail in this tax matter; although there can be no assurance in this regard. We believe that the ultimate disposition of this matter will not have a material adverse effect on our business, financial position or results of operations. On September 21, 2001, the Internal Revenue Service filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings bankruptcy. If that proof of claim is sustained, BMCA and/or certain of BMCA's subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings, would be severally liable for a portion of those taxes and interest. If the IRS were to prevail for the years in which BMCA and/or certain of its subsidiaries were part of the G-I Holdings Group, BMCA would be severally liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                     PART II

ITEM 5. MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     There is no trading market for BMCA's common stock. As of March 20, 2002, there is one holder of record of BMCA's Class A common stock and one holder of record of its Class B common stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

ITEM 6. SELECTED FINANCIAL DATA

     See page F-7.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See page F-2.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See  "Management's  Discussion  and  Analysis of  Financial  Condition  and
Results  of  Operations--Liquidity  and  Financial   Condition--Market-Sensitive
Instruments and Risk Management" on page F-6.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index on page F-1 and Financial Statements and Supplementary Data on pages F-9 to F-42.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

                                                            PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD                  AGE        OR EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
----------------------                  ---        ----------------------------------------------
William W. Collins
     Director, Chief Executive
     Officer and President ...........  51      Mr. Collins has been  President and Chief  Executive
                                                Officer of BMCA and some of its  subsidiaries  since
                                                September  2000 and a  director  of these  companies
                                                since  July  1999.   He  was   President  and  Chief
                                                Operating   Officer  of  the  same   companies  from
                                                February  2000 to September  2000 and was  Executive
                                                Vice President and Chief Operating  Officer of these
                                                companies  from  July  1999 to  February  2000.  Mr.
                                                Collins  also was Senior  Vice  President--Marketing
                                                and Sales,  Steep Slope Roofing Products of BMCA and
                                                some of its subsidiaries  from November 1997 to July
                                                1999.  He was Vice  President--Marketing  and Sales,
                                                Low Slope  Roofing  Products of BMCA from March 1996
                                                to November  1997,  and Vice  President--Sales,  Low
                                                Slope of BMCA  from  December  1995 to  March  1996.
                                                Since  July  1999,  Mr.  Collins  also  has  been  a
                                                director of G-I Holdings, a corporation that filed a
                                                voluntary petition for reorganization  under Chapter
                                                11 of the U.S.  Bankruptcy  Code in January 2001 due
                                                to its Asbestos Claims.

Richard A. Weinberg
     Executive Vice President,
     General Counsel
     and Secretary ...................  42      Mr.  Weinberg  has been  Executive  Vice  President,
                                                General  Counsel  and  Secretary  of  BMCA  and  its
                                                subsidiaries  since  May  1998 and was  Senior  Vice
                                                President, General Counsel and Secretary of BMCA and
                                                its  subsidiaries  from May 1996 to May 1998. He has
                                                been a director, Chief Executive Officer,  President
                                                and  Secretary of G Industries  Inc.  since  January
                                                2002.  Since  September  2000,  he  has  been  Chief
                                                Executive  Officer,  President,  General Counsel and
                                                Secretary of G-I Holdings,  a corporation that filed
                                                a  voluntary  petition  for   reorganization   under
                                                Chapter  11 of the U.S.  Bankruptcy  Code in January
                                                2001  due to its  Asbestos  Claims,  and  previously
                                                served as Executive Vice President,  General Counsel
                                                and  Secretary of G-I Holdings and its  subsidiaries
                                                from May 1998 to September 2000. Prior to that time,
                                                he held the  positions  of  Senior  Vice  President,
                                                General  Counsel and  Secretary  of these  companies
                                                from May 1996 to May 1998.  Mr.  Weinberg has served
                                                as a director  of G-I  Holdings  since May 1996.  He
                                                also  has been  Executive  Vice  President,  General
                                                Counsel and  Secretary  of ISP and its  subsidiaries
                                                since  May  1998  and  was  Senior  Vice  President,
                                                General   Counsel  and  Secretary  of  ISP  and  its
                                                subsidiaries  from May 1996 to May 1998. He was Vice
                                                President and General Counsel of BMCA from September
                                                1994 to May 1996.

                                                            PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD                  AGE        OR EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
----------------------                  ---        ----------------------------------------------
David A. Harrison
     Director, Senior Vice President--
     Marketing, Contractor Services
     and Corporate  Development ......  45      Mr. Harrison has been a director of BMCA and some of
                                                its  subsidiaries  since September 2000. He also has
                                                been  Senior Vice  President--Marketing,  Contractor
                                                Services and Corporate  Development of BMCA and some
                                                of its  subsidiaries  since  July  2000.  He is also
                                                President  of  GAF  Materials  Corporation  (Canada)
                                                since   July   2000.    Mr.    Harrison   was   Vice
                                                President--Corporate  Marketing and  Development  of
                                                BMCA and some of its subsidiaries from November 1999
                                                to July 2000, Vice President--Marketing  Development
                                                of BMCA and some of its  subsidiaries  from  January
                                                1997 to July 1999 and Senior  Vice  President--Steep
                                                Slope Marketing of BMCA and some of its subsidiaries
                                                from April 1996 to January  1997.  From July 1999 to
                                                November   1999,   Mr.   Harrison  was  Senior  Vice
                                                President,    Corporate    Marketing    of    Centex
                                                Corporation,  a  company  in  the  construction  and
                                                related  financial  services  industries.  Prior  to
                                                joining  BMCA,  Mr.  Harrison was Vice  President of
                                                Global  Marketing of Armstrong World Industries Inc.
                                                from 1994 to 1996.

Robert B. Tafaro
     Director, Senior Vice President
     and General Manager--
     Steep Slope  Systems ............  51      Mr.  Tafaro has been a director  of BMCA and some of
                                                its  subsidiaries  since September 2000. He also has
                                                been    Senior    Vice    President    and   General
                                                Manager--Steep Slope Systems of BMCA and some of its
                                                subsidiaries   since   July   2000.   He  was   Vice
                                                President--Marketing  and Sales,  Low Slope  Roofing
                                                Products of BMCA and some of its  subsidiaries  from
                                                November   1997   to   July   2000.   He  was   Vice
                                                President--Steep  Slope  Marketing  of BMCA from May
                                                1997 to  November  1997,  Director  of  Steep  Slope
                                                Marketing  of BMCA from  February  1997 to May 1997,
                                                and Eastern  Regional  Sales Manager of BMCA and its
                                                predecessor company from July 1993 to February 1997.

Kenneth E. Walton
     Director,
     Senior Vice President--
     Operations ......................  45      Mr.  Walton has been a director  of BMCA and some of
                                                its  subsidiaries  since September 2000. He also has
                                                been Senior Vice  President--Operations  of BMCA and
                                                some of its  subsidiaries  since July  2000.  He was
                                                Vice President--Steep  Slope Operations of BMCA from
                                                March      1999     to     July      2000,      Vice
                                                President--Manufacturing  of  U.S.  Intec,  Inc.,  a
                                                former  subsidiary  of BMCA,  from  December 1997 to
                                                March 1999, Director of  Manufacturing--Roofing  and
                                                Felt  Operations of BMCA from April 1996 to December
                                                1997  and  Plant  Manager--Mobile,  Alabama  roofing
                                                facility of BMCA and its  predecessor  company  from
                                                May 1991 to April 1996.

                                                            PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD                  AGE        OR EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
----------------------                  ---        ----------------------------------------------
John F. Rebele
     Director, Senior Vice President
     and Chief Financial Officer .....  47      Mr. Rebele has been a director of BMCA since January
                                                2001 and of BMCA's subsidiaries since March 2001. He
                                                also  has  been  Senior  Vice  President  and  Chief
                                                Financial   Officer   of  BMCA   and   some  of  its
                                                subsidiaries   since  December  2001  and  was  Vice
                                                President  and Chief  Financial  Officer of the same
                                                companies from January 2001 to December 2001. He was
                                                Vice  President--Finance  of  BMCA  and  some of its
                                                subsidiaries  from March  1998 to  January  2001 and
                                                Vice  President  and  Controller of BMCA and some of
                                                its subsidiaries from February 1994 to March 1998.

Susan B. Yoss
     Senior Vice  President ..........  43      Ms. Yoss has been Senior Vice  President of BMCA and
                                                its  subsidiaries  since  August 2001 and was Senior
                                                Vice  President and Treasurer of the same  companies
                                                from July 1999 to August 2001 and was Vice President
                                                and  Treasurer of the same  companies  from February
                                                1998 to July 1999.  Since  July  1999,  she also has
                                                been Senior Vice President,  Chief Financial Officer
                                                and  Treasurer of G-I Holdings,  a corporation  that
                                                filed a voluntary petition for reorganization  under
                                                Chapter  11 of the U.S.  Bankruptcy  Code in January
                                                2001 due to its Asbestos Claims. Ms. Yoss has served
                                                as Executive Vice  President--Finance  and Treasurer
                                                of ISP and some of its subsidiaries  since September
                                                2000, was Senior Vice President and Treasurer of ISP
                                                and  some  of its  subsidiaries  from  July  1999 to
                                                September  2000 and was Vice President and Treasurer
                                                of ISP from February 1998 to July 1999. Ms. Yoss was
                                                Assistant  Treasurer  of Joseph  E.  Seagram & Sons,
                                                Inc., a global beverage and  entertainment  company,
                                                for more than five years until February 1998.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and the four other most highly compensated executive officers of BMCA as of December 31, 2001. The salaries and other compensation of Mr. Weinberg and Ms. Yoss for services provided by them to our company are paid by ISP in accordance with a management agreement between ISP and our company. See Note (7) to the table below.

                                                                                    LONG-TERM
                                               ANNUAL COMPENSATION(7)             COMPENSATION
                                    -----------------------------------------     -------------
                                                                     OTHER         SECURITIES
                                                                    ANNUAL         UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR      SALARY       BONUS(1)   COMPENSATION      OPTIONS(1)     COMPENSATION
-------------------------      -----      -----        -------    -----------      ----------     -------------
William W. Collins ..........  2001    $284,583      $ 400,000                          --         $19,462(2)
   President and               2000     245,625        150,000                       6,500          19,251(2)
   Chief Executive             1999     194,750        100,000                       5,000          15,463(2)
   Officer

David A. Harrison ...........  2001    $233,500       $147,445                          --         $16,822(3)
   Senior Vice President       2000     207,375         39,995       $48,544(3)      4,500           9,722(3)
   Marketing, Contractor       1999     115,578(3)      26,137(3)         --(3)         --(3)       11,037(3)
   Services and Corporate
   Development

Robert B. Tafaro ............  2001    $231,751       $200,090                          --         $18,920(4)
   Senior Vice President and   2000     200,999         44,071                       1,500          18,057(4)
   General Manager--Steep      1999     164,000         36,183                          --          15,099(4)
   Slope Systems

Kenneth E. Walton ...........  2001    $186,287       $117,738                          --         $15,846(5)
   Senior Vice President--     2000     164,375         36,800                       2,000          15,011(5)
   Operations                  1999     151,018         34,110                       2,500          16,372(5)

John F. Rebele ..............  2001    $185,625       $114,002                          --         $15,824(6)
   Senior Vice President       2000     155,625         27,684                       1,000          15,278(6)
   and Chief Financial         1999     148,250         33,540                       1,000          13,617(6)
   Officer

------------
(1) Bonus amounts are payable pursuant to BMCA's Executive Incentive Compensation Program, except that a portion of the bonus amount paid to Mr. Harrison in 1999 represented a special bonus award. The options relate to shares of redeemable convertible preferred stock of BMCA. See "--Long-Term Incentive Plan."

(2) Included in "All Other Compensation" for Mr. Collins are: $12,400, $12,150 and $11,450 representing BMCA's contribution under its 401(k) plan in 2001, 2000, and 1999, respectively; $4,902, $4,941 and $2,484 for the premiums paid by BMCA for a life insurance policy in 2001, 2000 and 1999, respectively; and $2,160, $2,160 and $1,529 for the premiums paid by BMCA for a long-term disability policy in 2001, 2000 and 1999, respectively.

 (3) Included in "Other Annual Compensation" for Mr. Harrison is $48,544 in payment for moving-related expenses in 2000. Included in "All Other Compensation" for Mr. Harrison are: $12,150, $6,089 and $9,188 representing BMCA's contribution under its 401(k) plan in 2001, 2000 and 1999, respectively; $2,655, $1,574 and $737 for the premiums paid by BMCA for a life insurance policy in 2001, 2000 and 1999, respectively; and $2,017, $2,059 and $1,112 for the premiums paid by BMCA for a long-term disability policy in 2001, 2000 and 1999, respectively. Mr. Harrison resigned from his employment with us in July 1999 and returned in November 1999.

(4) Included in "All Other Compensation" for Mr. Tafaro are: $12,400, $12,150 and $11,450 representing BMCA's contribution under its 401(k) plan in 2001, 2000 and 1999, respectively; $4,518, $3,913 and $2,078 for the premiums paid by BMCA for a life insurance policy in 2001, 2000 and 1999, respectively; and $2,002, $1,994 and $1,571 for the premiums paid by BMCA for a long-term disability policy in 2001, 2000 and 1999, respectively.

(5) Included in "All Other Compensation" for Mr. Walton are: $12,150, $12,150 and $11,503 representing BMCA's contribution under its 401(k) plan in 2001, 2000 and 1999, respectively; $2,086, $1,223 and $3,416 for the premiums paid by BMCA for a life insurance policy in 2001, 2000 and 1999, respectively; and $1,610, $1,638 and $1,453 for the premiums paid by BMCA for a long-term disability policy in 2001, 2000 and 1999, respectively.

(6) Included in "All Other Compensation" for Mr. Rebele are: $12,150, $12,150 and $11,350 representing BMCA's contribution under its 401(k) plan in 2001, 2000 and 1999, respectively; $2,070, $1,783 and $1,103 for the premiums paid by BMCA for a life insurance policy in 2001, 2000 and 1999, respectively; and $1,604, $1,345 and $1,164 for the premiums paid by BMCA for a long-term disability policy in 2001, 2000 and 1999, respectively.

(7) The salary and other compensation of Mr. Weinberg and Ms. Yoss are paid by ISP pursuant to our management agreement with ISP, except that BMCA granted to Mr. Weinberg options to purchase 6,453 shares of redeemable convertible preferred stock of BMCA in 1999. In 2001, Mr. Weinberg converted these options to 2,500 incentive units, see "--Long-Term Incentive Plan." In addition, in 2001, Mr. Weinberg exercised 1,500 units and received $60,178. No allocation of compensation for services to BMCA is made pursuant to the management agreement, except that BMCA reimbursed ISP $500,000 and $400,000 for Mr. Weinberg and $300,000 and $230,000 for Ms. Yoss for 2001 and 2000, respectively, under the management agreement in respect of bonus amounts earned in connection with services performed by them for BMCA during those years. In addition, BMCA reimburses ISP, through payment of the management fees payable under the management agreement, for the estimated costs ISP incurs for providing the services of these officers. See Item 13, "Certain Relationships and Related Transactions--Management Agreement."

LONG-TERM INCENTIVE PLAN

     The following table sets forth information on awards granted to the executive officers named in the Summary Compensation Table above during 2001 under our 2001 Long-Term Incentive Plan.

                                        LONG-TERM INCENTIVE PLAN -- AWARDS IN 2001

                                    NUMBER OF    PERFORMANCE OR          ESTIMATED FUTURE PAYOUTS UNDER
                       DATE       SHARES, UNITS   OTHER PERIOD            NON-STOCK  PRICE-BASED PLANS
                        OF          OR OTHER    UNTIL MATURATION  --------------------------------------------
NAME                  GRANT        RIGHTS (1)     OR PAYOUT (1)   THRESHOLD($)(2)  TARGET($)(3)  MAXIMUM($)(3)
-----                 ------       ----------   ----------------  --------------   ------------  -------------
William W. Collins     1/96            528(4)          --             $170.60          --             --
                       7/97            987(4)          --              206.01          --             --
                       10/97         2,814(4)          --              219.81          --             --
                       7/98          1,238(4)          --              242.33          --             --
                       7/99          1,779(4)          --              281.11          --             --
                       7/00          2,089(4)          --              311.19          --             --
                       7/01          2,000             --              278.73          --             --
David A. Harrison      1/00            849(4)          --             $294.40          --             --
                       7/00            643(4)          --              311.19          --             --
                       7/01            800             --              278.73          --             --
Robert B. Tafaro       1/96            352(4)          --             $170.60          --             --
                       7/97            515(4)          --              206.01          --             --
                       7/98          1,032(4)          --              242.33          --             --
                       7/00            482(4)          --              311.19          --             --
                       7/01            800             --              278.73          --             --
Kenneth E. Walton      1/96            410(4)          --             $170.60          --             --
                       7/97            367(4)          --              206.01          --             --
                       10/97           150(4)          --              219.81          --             --
                       7/98            619(4)          --              242.33          --             --
                       4/99            382(4)          --              261.91          --             --
                       7/99            534(4)          --              281.11          --             --
                       7/00            643(4)          --              311.19          --             --
                       7/01            800             --              278.73          --             --

                                    LONG-TERM INCENTIVE PLAN -- AWARDS IN 2001 (CONTINUED)

                                    NUMBER OF    PERFORMANCE OR          ESTIMATED FUTURE PAYOUTS UNDER
                       DATE       SHARES, UNITS   OTHER PERIOD            NON-STOCK  PRICE-BASED PLANS
                        OF          OR OTHER    UNTIL MATURATION  ---------------------------------------------
NAME                  GRANT        RIGHTS (1)     OR PAYOUT (1)   THRESHOLD($)(2)  TARGET($)(3)  MAXIMUM($) (3)
-----                 ------       ----------   ----------------   -------------- ------------ ----------------
John F. Rebele         1/96            469(4)          --             $170.60          --             --
                       7/97            515(4)          --              206.01          --             --
                       10/97           211(4)          --              219.81          --             --
                       7/98            619(4)          --              242.33          --             --
                       7/99            356(4)          --              281.11          --             --
                       7/00            321(4)          --              311.19          --             --
                       7/01            800             --              278.73          --             --

----------
(1) Effective December 31, 2000, we adopted the 2001 Long-Term Incentive Plan, which allows employees participating in our Preferred Stock Option Plan to also participate in the 2001 Long-Term Incentive Plan. Our Long-Term Incentive Plan provides long-term compensation to employees and key management personnel based on BMCA's book value (as defined in the Plan). Our Long-Term Incentive Plan authorizes the grant of incentive units to eligible employees. Our Long-Term Incentive Plan is administered by a committee appointed by our board of directors. The number of incentive units granted is determined by the committee in its sole discretion. Generally, incentive units vest cumulatively, in 20% increments over five years, except that incentive units granted in exchange for preferred stock options retain the vested status and vesting schedule of the options exchanged. The committee may, in its sole discretion, however, grant incentive units with any vesting schedule, other than that normally provided in the 2001 Long-Term Incentive Plan. Vesting will end upon the termination of an employee's employment with us or any subsidiary for any reason. Incentive units generally are exercisable for a period of six years from the date of grant. In the event of a change of control of BMCA (as defined), all incentive units will become fully and immediately vested and payable in cash.

(2) Set forth under the "Threshold" column is the "initial value" (as defined) per unit at which the respective incentive units were granted. The value of incentive units is determined at the end of each fiscal quarter based on our book value at that date less book value as of the date of grant divided by 1,000,010. Our Long-Term Incentive Plan will terminate five years after its effective date of December 2000, unless terminated sooner by the committee.

(3) Upon exercise of an incentive unit, a participant will receive in cash the excess, if any, of the value of such incentive unit as of the relevant valuation date on or, in the event of an exercise between valuation dates, immediately preceding the exercise date, over the initial value of such incentive unit, subject to all appropriate withholdings. Accordingly, the dollar value of future payouts is not readily ascertainable.

(4) These incentive units were granted in exchange for stock options to purchase shares of our preferred stock previously granted under our Preferred Stock Option Plan.

EMPLOYMENT SECURITY AGREEMENTS

     In June 2001, we entered into employment security agreements with certain of our executive officers and key personnel, including Messrs. Collins, Harrison, Tafaro, Walton and Rebele, in an effort to retain these individuals as well as provide security to us and the executives and to provide for continuity of management in the event of a change in control. The agreements have no expiration date and provide for a single-sum payment consisting of two to three times salary and bonus and related benefits if employment is terminated within a thirty-six month period following the change in control event. Each officer who is a member of the board of directors is a party to an employment security agreement.

     A "change in control", as defined in the agreements, would occur when (1) the Heyman Group (as described below) ceases to be the beneficial owner, directly or indirectly, of a majority voting power of the voting stock of BMCA,
(2) the transfer or sale of a substantial portion of the property of BMCA in any transaction or series of transactions to any entity or entitites other than an entity of which the Heyman Group owns at least 80% of such entity's capital stock or beneficial interest or (3) any person or entity, other than the Heyman Group, assumes, without the consent of the Heyman Group, management responsibilities for the affairs of G-I Holdings or any subsidiary thereof.

     Under the agreements, the "Heyman Group" means (1) Samuel J. Heyman, his heirs, administrators, executors and entities of which a majority of the voting stock is owned by Samuel J. Heyman, his heirs, administrators or executors and
(2) any entity controlled, directly or indirectly, by Samuel J. Heyman or his heirs, administrators or executors. Also for purposes of this section, "beneficial ownership" shall be determined in accordance with Rule 13d under the Securities Exchange Act of 1934, as amended.

COMPENSATION OF DIRECTORS

     Our directors do not receive any additional compensation for their services as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATIONS

     We do not have a separate compensation committee. Compensation policies are established by our board of directors, each member of which is also one of our executive officers. See Item 13, "Certain Relationships and Related Transactions."

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 20, 2001, 100% of our outstanding shares of Class A common stock and Class B common stock were owned of record by BMCA Holdings Corporation.

     The following table sets forth information with respect to the ownership of BMCA's common stock, as of March 20, 2001, by each other person known to us to own beneficially more than 5% of either class of the common stock outstanding on that date and by all of our directors and executive officers as a group.

                                                                         AMOUNT AND
                                                                          NATURE OF                    TOTAL
                                                                         BENEFICIAL       PERCENT     VOTING
TITLE OF CLASS               NAME AND ADDRESS OF BENEFICIAL OWNER(1)      OWNERSHIP      OF CLASS      POWER
--------------               -------------------------------------       ---------       ------      ------
Class A Common Stock           Samuel J. Heyman                          1,015,010(2)     100.0%       98.5%
                               All directors and executive officers of
                               BMCA as a group (7 persons)                      --         --          --
Class B Common Stock           Samuel J. Heyman                             15,000(2)     100.0%        1.5%
                               All directors and executive officers of
                               BMCA as a group (7 persons)                      --         --          --


----------
(1) The business address for Mr. Heyman is 1361 Alps Road, Wayne, New Jersey 07470.

(2) The number of shares shown as being beneficially owned (as defined in Rule 13d-3 of the Exchange Act) by Mr. Heyman attributes ownership of the shares of BMCA common stock owned by BMCA Holdings Corporation, an indirect wholly-owned subsidiary of G Holdings, to Mr. Heyman. As of March 20, 2002, Mr. Heyman beneficially owned (as defined in Rule 13d-3 of the Exchange
     Act) approximately 99% of the capital stock of G Holdings.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

     Pursuant to a management agreement, ISP Management Company, Inc., a wholly-owned indirect subsidiary of ISP (of which Samuel J. Heyman beneficially owns, as defined in Rule 13d-3 of the Exchange Act, approximately 81%), provides some general management, administrative, legal, telecommunications, information and facilities services to us, including the use of our headquarters in Wayne, New Jersey. We were charged approximately

$6.7 million in 2001 for these services under the management agreement, inclusive of the services provided to G-I Holdings. These charges consist of management fees and other reimbursable expenses attributable to us, or incurred by ISP Management for our benefit. They are based on an estimate of the costs ISP Management incurs to provide those services. Effective January 1, 2002, the management agreement was amended to adjust the management fees payable under the agreement. The management agreement also provides that we are responsible for providing management services to G-I Holdings and some of its subsidiaries and that G-I Holdings pay to us a management fee for these services. The aggregate amount paid by G-I Holdings to us for services rendered under the management agreement in 2001 was approximately $0.6 million. We also allocate a portion of the management fees payable by us under the management agreement to separate lease payments for the use of our headquarters. Based on the services provided in 2001 under the management agreement, the aggregate amount payable by us to ISP Management under the management agreement for 2002, inclusive of the services provided to G-I Holdings, is expected to be approximately $6.1 million. Some of our executive officers receive their compensation from ISP Management. ISP Management is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the management agreement.

     Due to the unique nature of the services provided under the management agreements, comparisons with third party arrangements are difficult. However, we believe that the terms of the management agreement taken as a whole are no less favorable to us than could be obtained from an unaffiliated third party.

CERTAIN PURCHASES

     We purchase all of our colored roofing granules requirements from ISP under a requirements contract, except for the requirements of some of our roofing plants which are supplied by third parties. Effective January 1, 2002, this contract was amended to provide, among other things, that the contract will expire on December 31, 2002, unless extended by the parties. In 2001, we purchased in the aggregate approximately $63.4 million of mineral products from ISP.

TAX SHARING AGREEMENT

     We entered into a tax sharing agreement dated January 31, 1994 with G-I Holdings with respect to the payment of federal income taxes and related matters. During the term of the tax sharing agreement, which is effective for the period during which we or any of our domestic subsidiaries is included in a consolidated federal income tax return for the G-I Holdings consolidated tax group, we are obligated to pay G-I Holdings an amount equal to those federal income taxes we would have incurred if we, on behalf of ourselves and our domestic subsidiaries, filed our own federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by us to G-I Holdings in future years, but cannot be carried back. If we ever were to leave the G-I Holdings consolidated tax group, we would be required to pay to G-I Holdings the value of any tax attributes to which we would succeed under the consolidated return regulations to the extent the tax attributes reduced the amounts otherwise payable by us under the tax sharing agreement. Under limited circumstances, the provisions of the tax sharing agreement could result in us having a greater liability under the agreement than we would have had if we and our domestic subsidiaries had filed our own separate federal income tax return. Under the tax sharing agreement, we and each of our domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of G-I Holdings or its subsidiaries for years prior to the adoption of the tax sharing agreement that relate to our business or assets or the business or assets of any of our domestic subsidiaries. Although, as a member of the G-I Holdings consolidated tax group, we are severally liable for all federal income tax liabilities of the G-I Holdings consolidated tax group, including tax liabilities not related to our business, we do not believe we should be liable, under any circumstances, for liabilities other than those arising from our operations and the operations of our domestic subsidiaries and tax liabilities for tax years pre-dating the tax sharing agreement that relate to our business or assets and the business or assets of any of our domestic subsidiaries. The tax sharing agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the tax sharing agreement, G-I Holdings makes all decisions with respect to all matters relating to taxes of the G-I Holdings consolidated tax group. The provisions of the tax sharing agreement take into account both the federal income taxes we would have incurred if we filed our own separate federal income tax return and the fact that we are a member of the G-I Holdings consolidated tax group for federal income tax purposes.

INTERCOMPANY BORROWINGS

     BMCA makes loans to, and borrows from, G-I Holdings and its subsidiaries from time to time at prevailing market rates. As of December 31, 2001, a $2.5 million loan, including interest of $0.1 million, was owed to BMCA by BMCA Holdings Corporation at an interest rate of 4.75%. In addition, no loans were owed by us to affiliates. We also make non-interest bearing advances to affiliates, of which no balance was outstanding at December 31, 2000 and 2001. During 2000, we made a distribution of $106.2 million ($59.1 million of which represents a non-cash distribution in 2000 relating to the 1999 receivable from G-I Holdings) to our parent corporations. The distribution of $106.2 million in 2000 represented the write-off of outstanding advances made to our parent corporations that we determined were uncollectible. See Note 15 to Consolidated Financial Statements.

                                     PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     The following documents are filed as part of this report:

     (a)(1)  Financial Statements: See Index on page F-1.

     (a)(2)  Financial Statement Schedules: See Index on page F-1.

     (a)(3)  Exhibits:


EXHIBIT
NUMBER                             DESCRIPTIONS
-------                            ------------

2.1 Reorganization Agreement, dated as of December 31, 1998, by and among BMCA, Building Materials Manufacturing Corporation and Building Materials Investment Corporation (incorporated by reference to Exhibit
        2.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-69749) (the "2008 Notes S-4")).

3.1 Amended and Restated Certificate of Incorporation of BMCA (incorporated by reference to Exhibit 3.1 to BMCA's Form 10-K for the year ended December 31, 1999).

3.2 By-laws of BMCA (incorporated by reference to Exhibit 3.2 to BMCA's Registration Statement on Form S-4 (Registration No. 33-81808)) (the "Deferred Coupon Note Registration Statement").

3.3     Certificate  of  Incorporation  of  Building   Materials   Manufacturing
        Corporation (incorporated by reference to Exhibit 3.3 to BMCA's Form 10-K for the fiscal year ended December 31, 1998 (the "1998 10-K")).

3.4 By-laws of Building Materials Manufacturing Corporation (incorporated by reference to Exhibit 3.4 to the 1998 10-K).

3.5     Certificate   of   Incorporation   of  Building   Materials   Investment
        Corporation (incorporated by reference to Exhibit 3.5 to the 1998 10-K).

3.6 By-laws of Building Materials Investment Corporation (incorporated by reference to Exhibit 3.6 to the 1998 10-K).

4.1 Indenture, dated July 5, 2000, between BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.13 to BMCA's Form 10-K for the year ended December 31, 2000 (the "2000 10-K").

4.2 First Supplemental Indenture, dated as of December 4, 2000, to the Indenture dated as of July 5, 2000, between BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as original guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.14 to the 2000 10-K).

4.3 Registration Rights Agreement, dated July 5, 2000, between BMCA and BNY Capital Markets Inc. (incorporated by reference to Exhibit 4.15 to the 2000 10-K).

EXHIBIT
NUMBER                             DESCRIPTIONS
-------                            ------------

4.4 First Amendment to the Registration Rights Agreement, dated as of December 4, 2000, to Registration Rights Agreement dated July 5, 2000, among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and BNY Capital Markets, Inc., as initial purchaser (incorporated by reference to Exhibit 4.16 to the 2000 10-K).

4.5 Indenture, dated as of December 9, 1996, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-20859)).

4.6 First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of December 9, 1996 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.7 of the 2008 Notes S-4).

4.7 Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of December 9, 1996 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as original guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to the 2000 10-K).

4.8 Indenture, dated as of October 20, 1997, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-41531)).

4.9 First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of October 20, 1997 among BMCA, as issuer, Building Materials Manufacturing Corporation, as co-obligor, Building Materials Investment Corporation, as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.8 of the 2008 Notes S-4).

4.10 Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of October 20, 1997 among BMCA and Building Materials Manufacturing Corporation, as issuers, Building Materials Investment Corporation, as guarantor, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the 2000 10-K).

4.11 Indenture, dated as of July 17, 1998, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-60633)).

4.12 First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of July 17, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.9 of the 2008 Notes S-4).

4.13 Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of July 17, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as original guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to the 2000 10-K).

4.14 Indenture, dated as of December 3, 1998, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the 2008 Notes S-4).

4.15 First Supplemental Indenture dated as of January 1, 1999 to Indenture dated as of December 3, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the 2008 Notes S-4).

4.16 Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of December 3, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as original guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.12 to the 2000 10-K).

10.1 Amended and Restated Management Agreement, dated as of January 1, 1999, among GAF, G-I Holdings Inc., G Industries Corp., Merick Inc., GAF
        Fiberglass Corporation, ISP, GAF Building Materials Corporation, GAF Broadcasting Company, Inc., BMCA and ISP Opco Holdings Inc. (incorporated by reference to Exhibit 10.1 to the 1998 10-K).

EXHIBIT
NUMBER                             DESCRIPTIONS
-------                            ------------

10.2 Amendment No. 1 to the Management Agreement, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.2 to International Specialty Products Inc. Annual Report on Form 10-K for the year ended December 31,
        1999).

10.3 Amendment No. 2 to the Management Agreement, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3 to International Specialty Products Inc. Annual Report on Form 10-K for the year ended December 31,
        2000).

10.4 Amendment No. 3 to the Amended and Restated Management Agreement, dated as of June 27, 2001 by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. as assignee of ISP Chemco Inc.
        (incorporated by reference to Exhibit 10.7 to the ISP Chemco Inc. Registration Statement on Form S-4 (Registration No. 333-70144)).

10.5 Amendment No. 4 to the Amended and Restated Management Agreement, dated as of January 1, 2002 by and among G-I Holdings Inc., Merick Inc.,
        International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc.

10.6 Form of Option Agreement relating to Series A Cumulative Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 10.9 to BMCA's Form 10-K for the year ended December 31, 1996).*

10.7 Forms of Amendment to Option Agreement relating to Series A Cumulative Redeemable Convertible Preferred Stock (incorporated by reference to
        Exhibit 10.12 to BMCA's Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").*

10.8 Form of Option Agreement relating to Series A Cumulative Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 10.13 to the 1997 Form 10-K).*

10.9    BMCA Preferred Stock Option Plan  (incorporated  by reference to Exhibit
        4.2 to BMCA's Registration Statement on Form S-8 (Registration No. 333-60589)).*

10.10   BMCA 2001  Long-Term  Incentive  Plan.  (incorporated  by  reference  to
        Exhibit 10.8 to the 2000 10-K).*

10.11 Tax Sharing Agreement, dated as of January 31, 1994, among GAF, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.6 to the Deferred Coupon Note Registration Statement).

10.12 Amendment to Tax Sharing Agreement, dated as of March 19, 2001, between G-I Holdings and BMCA (incorporated by reference to Exhibit 10.10 to the 2000 10-K).

10.13 Reorganization Agreement, dated as of January 31, 1994, among GAF Building Materials Corporation, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.9 to the Deferred Coupon Note Registration Statement).

10.14 Credit Agreement, dated as of December 4, 2000, by and among BMCA, the lenders party thereto, and The Bank of New York, as agent for the lenders and as Swing Line Lender (the "Credit Agreement") (incorporated by reference to Exhibit 10.12 to the 2000 10-K).

10.15 Amendment No. 1, dated as of December 22, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.13 to the 2000 10-K).

10.16 Amendment No. 2, dated as of March 8, 2001, to the Credit Agreement (incorporated by reference to Exhibit 10.14 to the 2000 10-K).

10.17 Amended and Restated Credit Agreement, dated as of December 4, 2000, by and among BMCA, the lenders party thereto, Fleet National Bank as Documentation Agent, Bear Stearns Corporate Lending Inc. as Syndication Agent and the Bank of New York as Swing Line Lender and as Administration Agent with BNY Capital Markets Inc. as Lead Arranger and Bookrunner (the "Amended and Restated Credit Agreement") (incorporated to reference to Exhibit 10.15 to the 2000 10-K).

10.18 Amendment No. 1, dated as of December 22, 2000, to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.16 to the 2000 10-K).

10.19 Amendment No. 2, dated as of March 8, 2001, to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.17 to the 2000 10-K).

EXHIBIT
NUMBER                             DESCRIPTIONS
-------                            ------------

10.20 Security Agreement, dated December 22, 2000, by and among BMCA and each of the grantors party thereto and The Bank of New York as Collateral Agent (incorporated to reference to Exhibit 10.18 to the 2000 10-K).

10.21 Collateral Agent Agreement, dated December 22, 2000, by and among BMCA, such Subsidiary of BMCA a party thereto, the 1999 Administrative Agent (as defined therein), each Senior Note Trustee (as defined therein), the 2000 Administrative Agent (as defined therein), the Chase Manhattan Bank, Fleet National Bank and the Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.19 to the 2000 10-K).

10.22 Employment Security Agreement between BMCA and William W. Collins, effective May 2001.*

10.23 Employment Security Agreement between BMCA and David A Harrison, effective June 2001.*

10.24 Employment Security Agreement between BMCA and Robert B. Tafaro, effective June 2001.*

10.25 Employment Security Agreement between BMCA and Kenneth E. Walton, effective June 2001.*

10.26 Employment Security Agreement between BMCA and John F. Rebele, effective June 2001.*

21     Subsidiaries of BMCA.

23.1   Consent of Arthur Andersen LLP.

99.1   Letter to Commission pursuant to Temporary Note 3T, dated March 26, 2002.

----------
*    Management and/or compensation plan or arrangement

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed in the fourth quarter of 2001.

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

                                BUILDING MATERIALS CORPORATION OF AMERICA

                                BUILDING MATERIALS MANUFACTURING CORPORATION

Date: March 26, 2002            BY:            /s/ WILLIAM W. COLLINS
                                   ---------------------------------------------
                                   Name: William W. Collins
                                   Title: Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                   TITLE                            DATE
                     --------                                    -----                            -----
             /s/ WILLIAM W. COLLINS                  President, Chief Executive Officer      March 26, 2002
-----------------------------------------------      and Director (Principal Executive
               William W. Collins                    Officer)


               /s/ JOHN F. REBELE                    Senior Vice President, Chief Financial  March 26, 2002
-----------------------------------------------      Officer and Director (Principal
                 John F. Rebele                      Financial Officer)


              /s/ DAVID A. HARRISON                  Director                                March 26, 2002
-----------------------------------------------
               David A. Harrison


              /s/ ROBERT B. TAFARO                   Director                                March 26, 2002
-----------------------------------------------
                Robert B. Tafaro


              /s/ KENNETH E. WALTON                  Director                                March 26, 2002
-----------------------------------------------
                Kenneth E. Walton


              /s/ JAMES T. ESPOSITO                  Vice President and Controller           March 26, 2002
-----------------------------------------------      (Principal Accounting Officer)
                James T. Esposito

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BUILDING MATERIALS INVESTMENT CORPORATION

Date: March 26, 2002                  BY:     /S/ WILLIAM W. COLLINS
                                         ---------------------------------------
                                         Name: William W. Collins
                                         Title: Chief Executive Officer and
                                                President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                   TITLE                            DATE
                     --------                                    -----                            -----
             /s/ WILLIAM W. COLLINS                  President, Chief Executive Officer      March 26, 2002
-----------------------------------------------      and Director (Principal Executive
               William W. Collins                    Officer)


              /s/ BARRY A. CROZIER                   Director                                March 26, 2002
-----------------------------------------------
                Barry A. Crozier

               /s/ JOHN F. REBELE                    Director, Senior Vice President and     March 26, 2002
-----------------------------------------------      Chief Financial Officer
                 John F. Rebele                      (Principal Financial and
                                                     Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTIONS
-------                            ------------

2.1 Reorganization Agreement, dated as of December 31, 1998, by and among BMCA, Building Materials Manufacturing Corporation and Building Materials Investment Corporation (incorporated by reference to Exhibit
        2.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-69749) (the "2008 Notes S-4")).

3.1 Amended and Restated Certificate of Incorporation of BMCA (incorporated by reference to Exhibit 3.1 to BMCA's Form 10-K for the year ended December 31, 1999).

3.2 By-laws of BMCA (incorporated by reference to Exhibit 3.2 to BMCA's Registration Statement on Form S-4 (Registration No. 33-81808)) (the "Deferred Coupon Note Registration Statement").

3.3     Certificate  of  Incorporation  of  Building   Materials   Manufacturing
        Corporation (incorporated by reference to Exhibit 3.3 to BMCA's Form 10-K fr the fiscal year ended December 31, 1998 (the "1998 10-K")).

3.4 By-laws of Building Materials Manufacturing Corporation (incorporated by reference to Exhibit 3.4 to the 1998 10-K).

3.5     Certificate   of   Incorporation   of  Building   Materials   Investment
        Corporation (incorporated by reference to Exhibit 3.5 to the 1998 10-K).

3.6 By-laws of Building Materials Investment Corporation (incorporated by reference to Exhibit 3.6 to the 1998 10-K).

4.1 Indenture, dated July 5, 2000, between BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.13 to BMCA's Form 10-K for the year ended December 31, 2000 (the "2000 10-K").

4.2 First Supplemental Indenture, dated as of December 4, 2000, to the Indenture dated as of July 5, 2000, between BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as original guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.14 to the 2000 10-K).

4.3 Registration Rights Agreement, dated July 5, 2000, between BMCA and BNY Capital Markets Inc. (incorporated by reference to Exhibit 4.15 to the 2000 10-K).

4.4 First Amendment to the Registration Rights Agreement, dated as of December 4, 2000, to Registration Rights Agreement dated July 5, 2000, among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and BNY Capital Markets, Inc., as initial purchaser (incorporated by reference to Exhibit 4.16 to the 2000 10-K).

4.5 Indenture, dated as of December 9, 1996, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-20859)).

4.6 First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of December 9, 1996 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.7 of the 2008 Notes S-4).

4.7 Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of December 9, 1996 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as original guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to the 2000 10-K).

4.8 Indenture, dated as of October 20, 1997, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-41531)).

4.9 First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of October 20, 1997 among BMCA, as issuer, Building Materials Manufacturing Corporation, as co-obligor, Building Materials Investment Corporation, as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.8 of the 2008 Notes S-4).

EXHIBIT
NUMBER                             DESCRIPTIONS
-------                            ------------

4.10 Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of October 20, 1997 among BMCA and Building Materials Manufacturing Corporation, as issuers, Building Materials Investment Corporation, as guarantor, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the 2000 10-K).

4.11 Indenture, dated as of July 17, 1998, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-60633).

4.12 First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of July 17, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.9 of the 2008 Notes S-4).

4.13 Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of July 17, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as original guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to the 2000 10-K).

4.14 Indenture, dated as of December 3, 1998, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the 2008 Notes S-4).

4.15 First Supplemental Indenture dated as of January 1, 1999 to Indenture dated as of December 3, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the 2008 Notes S-4).

4.16 Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of December 3, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as original guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.12 to the 2000 10-K).

10.1 Amended and Restated Management Agreement, dated as of January 1, 1999, among GAF, G-I Holdings Inc., G Industries Corp., Merick Inc., GAF
        Fiberglass Corporation, ISP, GAF Building Materials Corporation, GAF Broadcasting Company, Inc., BMCA and ISP Opco Holdings Inc. (incorporated by reference to Exhibit 10.1 to the 1998 10-K).

10.2 Amendment No. 1 to the Management Agreement, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.2 to International Specialty Products Inc. Annual Report on Form 10-K for the year ended December 31,
        1999).

10.3 Amendment No. 2 to the Management Agreement, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3 to International Specialty Products Inc. Annual Report on Form 10-K for the year ended December 31,
        2000).

10.4 Amendment No. 3 to the Amended and Restated Management Agreement, dated as of June 27, 2001 by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc.
        (incorporated by reference to Exhibit 10.7 to the ISP Chemco Inc. Registration Statement on Form S-4 (Registration No. 333-70144)).

10.5 Amendment No. 4 to the Amended and Restated Management Agreement, dated as of January 1, 2002 by and among G-I Holdings Inc., Merick Inc.,
        International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc.

10.6 Form of Option Agreement relating to Series A Cumulative Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 10.9 to BMCA's Form 10-K for the year ended December 31, 1996).*

10.7 Forms of Amendment to Option Agreement relating to Series A Cumulative Redeemable Convertible Preferred Stock (incorporated by reference to
        Exhibit 10.12 to BMCA's Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").*

EXHIBIT
NUMBER                             DESCRIPTIONS
-------                            ------------

10.8 Form of Option Agreement relating to Series A Cumulative Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 10.13 to the 1997 Form 10-K).*

10.9    BMCA Preferred Stock Option Plan  (incorporated  by reference to Exhibit
        4.2 to BMCA's Registration Statement on Form S-8 (Registration No. 333-60589)).*

10.10   BMCA 2001  Long-Term  Incentive  Plan.  (incorporated  by  reference  to
        Exhibit 10.8 to the 2000 10-K).*

10.11 Tax Sharing Agreement, dated as of January 31, 1994, among GAF, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.6 to the Deferred Coupon Note Registration Statement).

10.12 Amendment to Tax Sharing Agreement, dated as of March 19, 2001, between G-I Holdings and BMCA (incorporated by reference to Exhibit 10.10 to the 2000 10-K).

10.13 Reorganization Agreement, dated as of January 31, 1994, among GAF Building Materials Corporation, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.9 to the Deferred Coupon Note Registration Statement).

10.14 Credit Agreement, dated as of December 4, 2000, by and among BMCA, the lenders party thereto, and The Bank of New York, as agent for the lenders and as Swing Line Lender (the "Credit Agreement") (incorporated by reference to Exhibit 10.12 to the 2000 10-K).

10.15 Amendment No. 1, dated as of December 22, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.13 to the 2000 10-K).

10.16 Amendment No. 2, dated as of March 8, 2001, to the Credit Agreement (incorporated by reference to Exhibit 10.14 to the 2000 10-K).

10.17 Amended and Restated Credit Agreement, dated as of December 4, 2000, by and among BMCA, the lenders party thereto, Fleet National Bank as Documentation Agent, Bear Stearns Corporate Lending Inc. as Syndication Agent and the Bank of New York as Swing Line Lender and as Administration Agent with BNY Capital Markets Inc. as Lead Arranger and Bookrunner (the "Amended and Restated Credit Agreement") (incorporated to reference to Exhibit 10.15 to the 2000 10-K).

10.18 Amendment No. 1, dated as of December 22, 2000, to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.16 to the 2000 10-K).

10.19 Amendment No. 2, dated as of March 8, 2001, to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.17 to the 2000 10-K).

10.20 Security Agreement, dated December 22, 2000, by and among BMCA and each of the grantors party thereto and The Bank of New York as Collateral Agent (incorporated to reference to Exhibit 10.18 to the 2000 10-K).

10.21 Collateral Agent Agreement, dated December 22, 2000, by and among BMCA, such Subsidiary of BMCA a party thereto, the 1999 Administrative Agent (as defined therein), each Senior Note Trustee (as defined therein), the 2000 Administrative Agent (as defined therein), the Chase Manhattan Bank, Fleet National Bank and the Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.19 to the 2000 10-K).

10.22 Employment Security Agreement between BMCA and William W. Collins, effective May 2001.*

10.23 Employment Security Agreement between BMCA and David A Harrison, effective June 2001.*

10.24 Employment Security Agreement between BMCA and Robert B. Tafaro, effective June 2001.*

10.25 Employment Security Agreement between BMCA and Kenneth E. Walton, effective June 2001.*

10.26 Employment Security Agreement between BMCA and John F. Rebele, effective June 2001.*

21      Subsidiaries of BMCA.

23.1    Consent of Arthur Andersen LLP.

99.1    Letter to  Commission  pursuant to  Temporary  Note 3T,  dated March 26,
        2002.

----------
*    Management and/or compensation plan or arrangement

                    BUILDING MATERIALS CORPORATION OF AMERICA
                                    FORM 10-K

                 INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                           PAGE
                                                                           -----
Management's Discussion and Analysis of Financial Condition and
Results of Operations ....................................................  F-2

Selected Financial Data ..................................................  F-7

Report of Independent Public Accountants .................................  F-8

Consolidated Statements of Operations for the three years ended
December 31, 2001 ........................................................  F-9

Consolidated Balance Sheets as of December 31, 2000 and 2001 ............. F-10

Consolidated Statements of Cash Flows for the three years ended
December 31, 2001 ........................................................ F-11

Consolidated Statements of Stockholders' Equity (Deficit)
for the three years ended December 31, 2001 .............................. F-13

Notes to Consolidated Financial Statements ............................... F-14

Supplementary Data (Unaudited):
     Quarterly Financial Data (Unaudited) ................................ F-42

                                    SCHEDULES

Consolidated Financial Statement Schedules:
     Schedule II--Valuation and Qualifying Accounts ......................  S-1

                    BUILDING MATERIALS CORPORATION OF AMERICA

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Building Materials Corporation of America ("BMCA"), a subsidiary of BMCA Holdings Corporation, was formed in January 1994 to acquire the operating assets and certain liabilities of GAF Building Materials Corporation, whose name was changed to G-I Holdings Inc., an indirect parent of BMCA. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc. See Note 1 to Consolidated Financial Statements.

     To facilitate administrative efficiency, effective October 31, 2000, GAF Corporation, the former indirect parent of BMCA, merged into its direct subsidiary, G-I Holdings Inc. G-I Holdings Inc. then merged into its direct subsidiary, G Industries Corp., which in turn merged into its direct subsidiary, GAF Fiberglass Corporation. In that merger, GAF Fiberglass Corporation changed its name to GAF Corporation. Effective November 13, 2000, GAF Corporation (formerly known as GAF Fiberglass Corporation) merged into its direct subsidiary, GAF Building Materials Corporation, whose name was changed in the merger to G-I Holdings Inc. G-I Holdings Inc. is now an indirect parent of BMCA and BMCA's direct parent is BMCA Holdings Corporation. References herein to "G-I Holdings" mean G-I Holdings Inc. and any and all of its predecessor corporations, including GAF Corporation, G-I Holdings Inc., G Industries Corp., GAF Fiberglass Corporation and GAF Building Materials Corporation.

RESULTS OF OPERATIONS

   2001 COMPARED WITH 2000

     We recorded net income in 2001 of $18.8 million compared with a net loss of $11.2 million in 2000. Excluding the impact in 2000 of the pre-tax gain of $17.5 million ($11.0 million after-tax) from the sale of the security products business of our subsidiary, LL Building Products Inc., a pre-tax charge of $15.0 million ($9.5 million after-tax) related to an increase in product warranty reserves, pre-tax losses from the sale of investment securities of $18.1 million ($11.4 million after-tax) and an after-tax extraordinary loss of $0.3 million, the net loss would have been $1.0 million in 2000. Results for 2000 also included operating income of the security products business of LL Building Products Inc., which was sold in September 2000, of $3.7 million pre-tax ($2.3 million after-tax). The increase in 2001 net earnings was primarily the result of higher operating income and lower other expenses, partially offset by higher interest expense.

     Net sales for 2001 were $1,293.0 million compared with $1,207.8 million in the same period of 2000 representing an increase of 7.1%. Excluding the impact of the sale of the security products business of LL Building Products Inc., net sales were higher by 9.1% in 2001. Higher net sales in 2001 were primarily attributable to an increase in net sales of premium steep slope roofing products, partially offset by lower net sales in low slope roofing products and the sale of the security products business of LL Building Products Inc. The increase in net sales of premium steep slope roofing products in 2001 resulted from higher unit volumes and higher average selling prices, while the decline in net sales of low slope roofing products resulted from lower unit volumes and lower average selling prices.

     Operating income for 2001 was a $97.0 million compared with $63.9 million in 2000, representing an increase of $33.1 million or 51.8%. Excluding the $3.7 million of operating income of the security products business of LL Building Products Inc., together with the $17.5 million gain on sale of these assets and the $15.0 million product warranty reserve charge in 2000, operating income would have been higher by $39.3 million or 68.1% in 2001. Higher operating results in 2001 were primarily attributable to an increase in premium steep slope roofing products net sales along with lower manufacturing costs, partially offset by higher selling, general and administrative expenses, a decrease in net sales of low slope roofing products, and the sale of the security products business of LL Building Products Inc. The higher selling, general and administrative expenses in 2001 were principally due to higher volume related transportation and warehouse expenses.

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

     Interest expense increased from $53.5 million in 2000 to $60.8 million in 2001 primarily due to lower capitalized interest and higher average borrowings, partially offset by lower interest rates. The lower capitalized interest in 2001 is the result of the completion of construction of three new manufacturing facilities in the second half of 2000. Other expense, net was $6.4 million for 2001 compared to $27.6 million in 2000, with the decrease primarily attributable to the pre-tax loss of $18.1 million from the sale of investment securities occurring in 2000 and lower other expenses in 2001.

   2000 COMPARED WITH 1999

     We recorded a net loss in 2000 of $11.2 million compared with net income of $24.0 million in 1999. The net loss in 2000 included a one-time pre-tax gain of $17.5 million ($11.0 million after-tax), a pre-tax charge of $15.0 million ($9.5 million after-tax), pre-tax losses from the sale of investment securities of $18.1 million ($11.4 million after-tax), and an after-tax extraordinary loss of $0.3 million. The net income in 1999 included a pre-tax nonrecurring charge of $2.7 million ($1.7 million after-tax) and an after-tax extraordinary loss of $1.3 million. Excluding the one-time gains and losses in both years, the net loss for 2000 would have been $1.0 million compared with net income of $27.0 million in 1999, with the decrease primarily the result of lower operating income, lower investment income and higher interest expense.

     Net sales for 2000 were $1,207.8 million, a 5.9% increase over net sales for 1999 of $1,140.0 million, with the increase due to net sales gains in premium steep slope roofing products, partially offset by slightly lower net sales of low slope roofing products. The increase in net sales of premium steep slope roofing products in 2000 resulted from higher average selling prices and unit volumes, while the decrease in net sales of low slope roofing products in 2000 primarily resulted from lower unit volumes, partially offset by higher average selling prices.

     Operating income for 2000 was $61.4 million compared with $85.7 million reported in 1999, excluding the one-time items in both years. Lower operating results in 2000 were primarily attributable to the higher cost of energy and raw material purchases, principally the cost of asphalt due to high oil prices and increased demand for asphalt by the paving industry, partially offset by higher average selling prices for premium steep slope and low slope roofing products, higher premium steep slope roofing products unit volumes and lower manufacturing costs.

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

     Interest expense increased from $48.3 million in 1999 to $53.5 in 2000 primarily due to higher average borrowings and a higher average interest rate. Other expense, net was $27.6 million in 2000 compared to other income, net of $5.4 million in 1999, with the decrease primarily due to the pre-tax loss of $18.1 million from the sale of investment securities, lower investment income and higher other expenses.

LIQUIDITY AND FINANCIAL CONDITION

     Net cash inflow during 2001 was $45.2 million before financing activities, including $73.3 million of cash generated from operations and the reinvestment of $28.1 million for capital programs.

     Cash invested in additional working capital totaled $25.7 million during 2001, primarily reflecting increases in accounts receivable and inventory of $26.6 and $0.5 million, respectively, partially offset by increases in accounts payable and accrued liabilities of $0.7 and $0.7 million, respectively. Cash provided by operating activities also reflected net proceeds from the sale of accounts receivable of $34.7 million, a $1.1 million decrease from related parties/parent corporations transactions and a $6.0 million decrease in the reserve for product warranty claims.

     Net cash used in financing activities totaled $81.5 million in 2001, consisting of $70.0 million in repayments of our borrowings under our amended and restated $110 million secured revolving credit facility which we refer to as the "Existing Credit Agreement", $6.0 million of repayments of long-term debt, a $2.5 million loan to our parent corporation, and $3.0 million in financing fees and expenses. See Note 15 to Consolidated Financial Statements. Our 101/2% Senior Notes due 2003, our 73/4% Senior Notes due 2005, our 85/8% Senior Notes due 2006, our 8% Senior Notes due 2007 and our 8% Senior Notes due 2008 are collectively referred to as the "Senior Notes."

     As a result of the foregoing factors, cash and cash equivalents decreased by $36.4 million during 2001 to $46.4 million.

     In December 2000, we entered into a new $100 million secured revolving credit facility which we refer to as the "New Credit Agreement" which is to be used for working capital purposes subject to certain restrictions. The Existing Credit Agreement and the New Credit Agreement mature in August 2003. As of December 31, 2001, there were no outstanding borrowings under the Existing Credit Agreement or the New Credit Agreement and $41.7 million of letters of credit were outstanding under the Existing Credit Agreement. Our obligations under the Existing Credit Agreement and the New Credit Agreement, as well as our obligations under our $7.0 million precious metal note due 2003, which we refer to as the "Precious Metal Note", and approximately $3.5 million of obligations under a standby letter of credit, collectively referred to as the "Other Indebtedness", aggregated $7.0 million of borrowings and $45.2 million of letters of credit outstanding at December 31, 2001. All those obligations are secured by a first-priority lien on substantially all of our assets and the assets of our subsidiaries on a pro-rata basis. We refer to these assets below as the "Collateral." The Existing Credit Agreement and the New Credit Agreement have been guaranteed by all of our current and future direct and indirect domestic subsidiaries, other than BMCA Receivables Corporation. Our Senior Notes are secured by a second-priority lien on these assets for so long as the first-priority lien remains in effect, subject to certain limited exceptions and have been guaranteed by our subsidiaries that guaranteed the Existing Credit Agreement and the New Credit Agreement. In connection with these transactions, we entered into a security agreement which grants a security interest in the Collateral in favor of the collateral agent on behalf of the lenders under the Existing Credit Agreement, the New Credit Agreement and the Other Indebtedness and the holders of our outstanding Senior Notes. We also entered into a collateral agent agreement which provides, among other things, for the sharing of proceeds with respect to any foreclosure or other remedy in respect of the Collateral.

     Under the terms of the Existing Credit Agreement, the New Credit Agreement and the indentures governing our Senior Notes, we are subject to certain financial covenants. These include, among others,

     o  interest coverage,

     o  minimum   consolidated   EBITDA   (earnings   before  income  taxes  and
        extraordinary   items  increased  by  interest  expense,   depreciation,
        goodwill and other amortization),

     o  limitations   on  the  amount  of  annual   capital   expenditures   and
        indebtedness,

     o  restrictions  on  distributions  to  our  parent   corporations  and  on
        incurring liens, and

     o restrictions on investments and other payments. Dividends and other restricted payments are prohibited, except demand loans of specified amounts made to any parent corporation, subject to limitations, as described in those agreements, in future periods. As of December 31, 2001, after giving effect to the most restrictive of the aforementioned restrictions, we could not have paid dividends or made other restricted payments except for demand loans up to $5.0 million. In addition, if a change of control as defined in the Existing Credit Agreement and the New Credit Agreement occurs, those agreements could be terminated and the loans under those agreements accelerated by the holders of that indebtedness. If that event occurred, it would cause our outstanding Senior Notes to be accelerated. As of December 31, 2001, we were in compliance with all covenants under the Existing Credit Agreement, the New Credit Agreement and the indentures governing our Senior Notes.

     In connection with entering into the New Credit Agreement, we also issued a $7.0 million Precious Metal Note in order to finance precious metals used in our manufacturing processes.

     The Existing Credit Agreement and the New Credit Agreement also provide that in the event we become the subject of any bankruptcy proceedings, the lenders will, subject to bankruptcy court approval, refinance and consolidate in full the indebtedness under the Existing Credit Agreement, the New Credit Agreement and the Other Indebtedness with a new debtor-in-possession facility. The terms and conditions of that debtor-in-possession facility would be substantially identical to the Existing Credit Agreement, the New Credit Agreement and the Other Indebtedness, and would be in an aggregate amount equal to the then committed amount under the New Credit Agreement plus $110 million plus the principal amount of the Other Indebtedness. That facility would mature on August 18, 2004 and would be secured by a first-priority security interest in all of the Collateral.

     See Note 11 to Consolidated Financial Statements for further information regarding our debt instruments.

     At December 31, 2001, we had total outstanding consolidated indebtedness of $605.5 million, of which $5.6 million matures prior to December 31, 2002, and a stockholders' deficit of $61.6 million. We anticipate funding these obligations principally from our cash, operations and/or borrowings.

     In December 2001, we entered into a new accounts receivable securitization agreement under which we sell certain of our trade accounts receivable to a special purpose subsidiary of ours, BMCA Receivables Corporation, without recourse, which in turn sells them to a third party, without recourse. The agreement provides for a maximum of $115.0 million in cash to be made available to us based on the sale of eligible receivables outstanding from time to time. This agreement expires in December 2004 and is subject to financial and other covenants including a material adverse change in business conditions, financial or otherwise. This agreement replaces a prior accounts receivable facility, which expired December 2001. See Note 8 to Consolidated Financial Statements.

     We make loans to, and borrow from, G-I Holdings and its subsidiaries from time to time at prevailing market rates. As of December 31, 2001, BMCA Holdings Corporation owed us $2.5 million, including interest of $0.1 million, representing a loan for payments made during 2001, at an interest rate of 4.75%. At December 31, 2001, no loans were owed by us to affiliates. In addition, from time to time we make non-interest bearing advances to affiliates, of which no amounts were outstanding at December 31, 2001. See Note 15 to Consolidated Financial Statements.

     On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to asbestos claims. See Item 3, "Legal Proceedings" for further information regarding asbestos-related matters. See Note 3 to the Consolidated Financial Statements.

     Our parent corporations, G-I Holdings and BMCA Holdings Corporation, are essentially holding companies without independent businesses or operations. As a result, they are presently dependent upon the earnings and cash flows of their subsidiaries, principally our company, in order to satisfy their obligations, including various tax and other claims and liabilities including tax liabilities relating to Rhone-Poulenc Surfactants & Specialties, L.P., a Delaware limited partnership in which G-I Holdings held an interest. We do not believe that the dependence of our parent corporations on the cash flows of their subsidiaries should have a material adverse effect on our operations, liquidity or capital resources. For further information, see Notes 3, 7, 11, 15 and 16 to Consolidated Financial Statements.

     We use capital resources to maintain existing facilities, expand our operations and make acquisitions. In the first quarter of 2001, we commenced production at a new manufacturing facility in Mt. Vernon, Indiana for a single ply low slope membrane roofing system. We expect to generate funding for our capital program from results of operations and leasing transactions.

     In response to current market conditions, to better service shifting customer demand and to reduce costs, we closed four manufacturing facilities in 2000 located in Monroe, Georgia; Port Arthur, Texas; Corvallis, Oregon; and Albuquerque, New Mexico. In December 2001, we sold the Corvallis, Oregon facility. The sale of this facility did not have a material impact on the results of operations. See Note 4 to the Consolidated Financial Statements. As market growth and customer demand improves, we may reinstate production at one or more of the remaining three closed manufacturing facilities in the future. The effect of closing these facilities was not material to our results of operations.

     We do not believe that inflation has had an effect on our results of operations during the past three years. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

   MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     During 2000 and in prior years, our investment strategy was to seek returns in excess of money market rates on our available cash while minimizing market risks. We invested primarily in international and domestic arbitrage and securities of companies involved in acquisition or reorganization transactions, including at times, common stock short positions which were offset against long positions in securities which were expected, under certain circumstances, to be exchanged or converted into the short positions. With respect to our equity positions, we were exposed to the risk of market loss. See Note 2 to Consolidated Financial Statements. We are no longer permitted to engage in those activities under the terms of the Existing Credit Agreement and the New Credit Agreement.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

                             SELECTED FINANCIAL DATA

     The following table presents our selected consolidated financial data. As of January 1, 1997, G-I Holdings contributed all of the capital stock of U.S. Intec, Inc. to BMCA. The results for the year ended December 31, 1997 include the results of the Leatherback Industries business from the date of its acquisition (March 14, 1997), including net sales of $30.2 million. The results for the year ended December 31, 1998 include the results of the LL Building Products Inc. business from the date of its acquisition (June 1, 1998), including net sales of $53.3 million, and the results for the year ended December 31, 2000 include the results of the LL Building Products Inc. security products business, certain assets of which were sold in September 2000, including net sales of $22.9 million.

                                                                      YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------
                                                       1997         1998        1999          2000        2001
                                                      ------     --------     --------     --------     --------
                                                                              (MILLIONS)
OPERATING DATA:
   Net sales ......................................   $944.6     $1,088.0     $1,140.0     $1,207.8     $1,293.0
   Operating income ...............................     73.2         47.5*        83.1*        63.9*        97.0
   Interest expense ...............................     43.0         50.0         48.3         53.5         60.8
   Income (loss) before income taxes
     and extraordinary losses .....................     45.7         13.5         40.2        (17.2)        29.8
   Income (loss) before extraordinary losses ......     27.8          8.4         25.3        (10.8)        18.8
   Net income (loss) ..............................     27.8         (9.8)        24.0        (11.2)        18.8

----------
* After non-recurring charges of $27.6 and $2.7 million in 1998 and 1999, respectively, and a charge of $15.0 million and a gain on sale of assets of $17.5 million in 2000.

                                                                      YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------
                                                       1997         1998        1999          2000        2001
                                                      ------     --------     --------     --------     --------
                                                                              (MILLIONS)
BALANCE SHEET DATA:
   Total working capital ..........................   $283.1     $  220.1     $  109.9     $  129.9      $  84.6
   Total assets ...................................    829.7        867.0        895.1        771.2        706.3
   Long-term debt less current maturities .........    563.9        596.9        600.7        674.7        599.9
   Total stockholders' equity (deficit) ...........     89.5         52.2         21.7        (77.9)       (61.6)


                                                                      YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------
                                                       1997         1998        1999          2000        2001
                                                      ------     --------     --------     --------     --------
                                                                              (MILLIONS)
OTHER DATA:
   Depreciation ...................................   $ 25.0       $ 28.9       $ 33.0      $  36.4      $  37.2
   Goodwill amortization ..........................      1.9          2.1          2.0          2.0          2.0
   Capital expenditures and acquisitions ..........     82.2        134.5         45.8         61.5         28.1

                    BUILDING MATERIALS CORPORATION OF AMERICA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Building Materials Corporation of America:

     We have audited the accompanying consolidated balance sheets of Building Materials Corporation of America (a Delaware corporation and wholly-owned subsidiary of BMCA Holdings Corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above, appearing on pages F-9 to F-41 of this Form 10-K, present fairly, in all material respects, the financial position of Building Materials Corporation of America and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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


                                                 /s/ Arthur Andersen LLP

                                                 ARTHUR ANDERSEN LLP

Roseland, New Jersey
February  15, 2002

                    BUILDING MATERIALS CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                            1999           2000           2001
                                                        ----------------------------------------
                                                                       (THOUSANDS)

Net sales .........................................     $1,140,039     $1,207,759     $1,293,042
                                                        ----------     ----------     ----------
Costs and expenses:
   Cost of products sold ..........................        812,697        893,776        923,745
   Selling, general and administrative ............        239,560        250,542        270,280
   Goodwill amortization ..........................          2,034          2,024          2,024
   Gain on sale of assets .........................             --        (17,505)            --
   Warranty reserve adjustment ....................             --         15,000             --
   Nonrecurring charges ...........................          2,650             --             --
                                                        ----------     ----------     ----------
      Total costs and expenses ....................      1,056,941      1,143,837      1,196,049
                                                        ----------     ----------     ----------
Operating income ..................................         83,098         63,922         96,993
Interest expense ..................................        (48,317)       (53,468)       (60,803)
Other income (expense), net .......................          5,440        (27,640)        (6,409)
                                                        ----------     ----------     ----------
Income (loss) before income taxes and
   extraordinary losses ...........................         40,221        (17,186)        29,781
Income tax (provision) benefit ....................        (14,882)         6,359        (11,019)
                                                        ----------     ----------     ----------
Income (loss) before extraordinary losses .........         25,339        (10,827)        18,762
Extraordinary losses, net of income tax
   benefits of $761 and $194, respectively ........         (1,296)          (330)            --
                                                        ----------     ----------     ----------
Net income (loss) .................................     $   24,043     $  (11,157)    $   18,762
                                                        ==========     ==========     ==========

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                           CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                        ------------------------
                                                                                           2000          2001
                                                                                        ---------      ---------
                                                                                             (THOUSANDS)
                                                          ASSETS
Current Assets:
   Cash and cash equivalents ......................................................     $  82,747      $  46,387
   Accounts receivable, trade, less reserve of $1,798 and $1,058, respectively ....        19,474         23,490
   Accounts receivable, other .....................................................        51,843         39,769
   Tax receivable from parent corporations ........................................         1,500             --
   Inventories ....................................................................       101,702        102,245
   Other current assets ...........................................................         3,925          3,890
                                                                                        ---------      ---------
      Total Current Assets ........................................................       261,191        215,781
Property, plant and equipment, net ................................................       362,464        352,067
Excess of cost over net assets of businesses acquired, net of
   accumulated amortization of $14,346 and $16,370, respectively ..................        65,317         63,294
Deferred income tax benefits ......................................................        42,897         32,924
Tax receivable from parent corporations ...........................................         7,500          9,000
Other noncurrent assets ...........................................................        31,800         33,259
                                                                                        ---------      ---------
Total Assets ......................................................................     $ 771,169      $ 706,325
                                                                                        =========      =========
                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Current maturities of long-term debt ...........................................    $    5,908     $    5,556
   Accounts payable ...............................................................        57,520         58,235
   Payable to related parties .....................................................        10,052          8,910
   Accrued liabilities ............................................................        42,888         43,548
   Reserve for product warranty claims ............................................        14,900         14,900
                                                                                        ---------      ---------
      Total Current Liabilities ...................................................       131,268        131,149
                                                                                        ---------      ---------
Long-term debt less current maturities ............................................       674,698        599,896
                                                                                        ---------      ---------
Reserve for product warranty claims ...............................................        28,756         22,741
                                                                                        ---------      ---------
Other liabilities .................................................................        14,312         14,178
                                                                                        ---------      ---------
Commitments and Contingencies
Stockholders' Equity (Deficit):
   Series A Cumulative  Redeemable  Convertible  Preferred Stock, $.01 par value per share; 400,000 shares
      authorized; no shares issued ................................................            --             --
   Class A Common Stock, $.001 par value per share;
      1,300,000 shares authorized: 1,015,514 and
      1,015,010 shares issued and outstanding, respectively .......................             1              1
   Class B Common Stock, $.001 par value per share; 100,000
      shares authorized; 15,000 shares issued and outstanding .....................            --             --
   Loan receivable from parent corporation ........................................            --         (2,536)
   Accumulated deficit ............................................................       (77,866)       (59,104)
                                                                                        ---------      ---------
      Total Stockholders' Equity (Deficit) ........................................       (77,865)       (61,639)
                                                                                        ---------      ---------
Total Liabilities and Stockholders' Equity (Deficit) ..............................     $ 771,169      $ 706,325
                                                                                        =========      =========


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                            1999           2000           2001
                                                                         ---------      ---------      ---------
                                                                                       (THOUSANDS)
Cash and cash equivalents, beginning of year ........................    $  24,989      $  55,952      $  82,747
                                                                         ---------      ---------      ---------
Cash provided by (used in) operating activities:
   Net income (loss) ................................................       24,043        (11,157)        18,762
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Extraordinary losses ........................................        1,296            330             --
        Gain on sale of assets ......................................           --        (17,505)            --
        Depreciation ................................................       32,986         36,350         37,196
        Goodwill and other amortization .............................        2,675          2,866          3,794
        Deferred income taxes .......................................       14,132         (7,475)         9,973
        Noncash interest charges ....................................        3,321          2,648          4,556
   Increase in working capital items ................................      (26,200)       (19,791)       (25,744)
   Increase (decrease) in reserve for product
      warranty claims ...............................................      (14,318)         9,342         (6,015)
   Purchases of trading securities ..................................     (139,522)          (980)            --
   Proceeds from sales of trading securities ........................      243,097          2,172             --
   Proceeds from sale of accounts receivable ........................        5,640            925         34,669
   (Increase) decrease in other assets ..............................       (4,501)         1,264         (3,981)
   Decrease in other liabilities ....................................       (2,335)        (2,676)           (93)
   Change in net receivable from/payable to
      related parties/parent corporations ...........................      (48,793)       (13,972)        (1,142)
   Other, net .......................................................       (3,404)           517          1,286
                                                                         ---------      ---------      ---------
Net cash provided by (used in) operating activities .................       88,117        (17,142)        73,261
                                                                         ---------      ---------      ---------
Cash provided by (used in) investing activities:

   Capital expenditures .............................................      (45,322)       (61,543)       (28,085)
   Acquisitions .....................................................         (515)            --             --
   Proceeds from sale of assets .....................................           --         31,702             --
   Purchases of available-for-sale securities .......................      (76,048)          (882)            --
   Purchases of held-to-maturity securities .........................       (2,349)            --             --
   Proceeds from sales of available-for-sale securities .............       97,400         58,284             --
   Proceeds from held-to-maturity securities ........................        7,758             --             --
   Proceeds from sales of other short-term investments ..............       21,421          1,590             --
                                                                         ---------      ---------      ---------
Net cash provided by (used in) investing activities .................        2,345         29,151        (28,085)
                                                                         ---------      ---------      ---------
Cash provided by (used in) financing activities:

   Proceeds from issuance of long-term debt .........................       37,943         41,046             --
   Increase (decrease) in borrowings under revolving credit
      facilities ....................................................           --         70,000        (70,000)
   Repayments of long-term debt .....................................      (35,954)       (38,056)        (5,973)
   Distributions to parent corporations .............................      (60,000)       (47,029)            --
   Loan to parent corporation .......................................           --             --         (2,536)
   Net issuance (repurchase) of common stock ........................          870         (1,180)            --
   Financing fees and expenses ......................................       (2,358)        (9,995)        (3,027)
                                                                         ---------      ---------      ---------
Net cash provided by (used in) financing activities .................      (59,499)        14,786        (81,536)
                                                                         ---------      ---------      ---------
Net change in cash and cash equivalents .............................       30,963         26,795        (36,360)
                                                                         ---------      ---------      ---------
Cash and cash equivalents, end of year ..............................    $  55,952      $  82,747      $  46,387
                                                                         =========      =========      =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999       2000       2001
                                                 --------   --------   --------
                                                          (THOUSANDS)
Supplemental Cash Flow Information:
Effect on cash from (increase) decrease in
   working capital items*:
   Accounts receivable ........................  $(11,309)  $ 13,140   $(26,611)
   Inventories ................................   (14,912)     3,292       (543)
   Other current assets .......................     1,423       (653)        35
   Accounts payable ...........................     9,917    (26,814)       715
   Accrued liabilities ........................   (11,319)    (8,756)       660
                                                 --------   --------   --------
   Net effect on cash from increase in
     working capital items ....................  $(26,200)  $(19,791)  $(25,744)
                                                 ========   ========   ========
Cash paid during the period for:

   Interest (net of amount capitalized) .......  $ 44,109   $ 49,105   $ 59,996
   Income taxes (including taxes paid
     pursuant to the Tax Sharing Agreement) ...     1,250     10,121      1,046

----------
*  Working  capital  items  exclude  cash  and  cash   equivalents,   short-term
   investments, short-term debt and net receivables from/payable to related parties/parent corporations. In addition, the increase in receivables shown above does not reflect the cash proceeds from the sale of certain of the Company's receivables (see Note 8); such proceeds are reflected in cash from operating activities. See Note 1 for a description of the non-cash contribution of certain assets, including the glass fiber manufacturing facility located in Nashville, Tennessee, and certain related liabilities. See Notes 5 and 15 for a description of non-cash capital contributions and distributions.


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    ACCUMULATED       LOAN
                                                  CAPITAL STOCK        OTHER       RECEIVABLE
                                                  AND ADDITIONAL   COMPREHENSIVE   FROM PARENT   ACCUMULATED   COMPREHENSIVE
                                                  PAID-IN CAPITAL  INCOME (LOSS)   CORPORATION     DEFICIT     INCOME (LOSS)
                                                  ---------------  -------------   -----------   -----------   -------------
                                                                              (THOUSANDS)
Balance, December 31, 1998 .......................    $ 94,190       $(19,884)      $     --       $(22,089)
  Comprehensive income-year ended
  December 31, 1999:
    Net income ...................................          --             --             --         24,043       $ 24,043
                                                                                                                  --------
    Other comprehensive income, net of tax:
    Unrealized holding gains arising during the
      period, net of income taxes of $1,270 ......          --          1,424             --             --          1,424
    Less: Reclassification adjustment for gains
      included in net income, net of income tax
      effect of $1,227 ...........................          --          2,089             --             --          2,089
                                                                     --------                                     --------
    Change in unrealized losses on
      available-for-sale securities ..............          --           (665)            --             --           (665)
    Minimum pension liability adjustment .........          --          1,605             --             --          1,605
                                                                                                                  --------
  Comprehensive income                                                                                            $ 24,983
                                                                                                                  ========
  Distributions to parent corporations ...........     (58,046)            --             --         (1,954)
  Capital contributions ..........................       3,619             --             --             --
  Exercise of  stock options .....................         870             --             --             --
                                                      --------       --------       --------       --------
Balance, December 31, 1999 .......................    $ 40,633       $(18,944)      $     --       $     --
  Comprehensive income-year ended
    December 31, 2000:
    Net loss .....................................          --             --             --        (11,157)      $(11,157)
                                                                                                                  --------
    Other comprehensive income, net of tax:
    Unrealized holding gains arising during the
      period, net of income taxes of $3,577 ......          --          6,091             --             --          6,091
    Less: Reclassification adjustment for losses
      included innet loss, net of income tax
      effect of $6,755 ...........................          --        (11,502)            --             --        (11,502)
                                                                     --------                                     --------
    Change in unrealized losses on
      available-for-sale securities ..............          --         17,593             --             --         17,593
    Minimum pension liability adjustment .........          --          1,351             --             --          1,351
                                                                                                                  --------
  Comprehensive income                                                                                            $  7,787
                                                                                                                  ========
  Distributions to parent corporations ...........     (39,452)            --             --        (66,709)
  Net repurchase of common stock .................      (1,180)            --             --             --
                                                      --------       --------       --------       --------
Balance, December 31, 2000 .......................    $      1       $     --       $     --       $(77,866)
  Comprehensive income-year ended
    December 31, 2001:
    Net income ...................................          --             --                        18,762       $ 18,762
                                                                                                                  ========
  Loan to parent corporation .....................          --             --         (2,536)            --
                                                      --------       --------       --------       --------
Balance, December 31, 2001 .......................    $      1       $     --       $ (2,536)      $(59,104)
                                                      ========       ========       ========       ========

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Building Materials Corporation of America (the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc.

     To facilitate administrative efficiency, effective October 31, 2000, GAF Corporation, the former indirect parent of the Company, merged into its direct subsidiary, G-I Holdings Inc. G-I Holdings Inc. then merged into its direct subsidiary, G Industries Corp., which in turn merged into its direct subsidiary, GAF Fiberglass Corporation. In that merger, GAF Fiberglass Corporation changed its name to GAF Corporation. Effective November 13, 2000, GAF Corporation (formerly known as GAF Fiberglass Corporation), merged into its direct subsidiary, GAF Building Materials Corporation, whose name was changed in the merger to G-I Holdings Inc. G-I Holdings Inc. is now an indirect parent of the Company and the Company's direct parent is BHC. References below to G-I Holdings means G-I Holdings Inc. and any and all of its predecessor Corporations, including GAF Corporation, G-I Holdings Inc., G Industries Corp., GAF Fiberglass Corporation and GAF Building Materials Corporation.

NOTE 1. FORMATION OF THE COMPANY

     The Company is a leading national manufacturer of a broad line of asphalt roofing products and accessories for the steep slope and low slope roofing markets. The Company also manufactures and markets specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. See Note 14.

     Effective as of January 31, 1994, G-I Holdings transferred to the Company all of its business and assets, other than three closed manufacturing facilities, certain deferred tax assets and receivables from affiliates. The Company recorded the assets and liabilities related to such transfer at G-I Holdings' historical costs. The Company contractually assumed all of G-I Holdings' liabilities, except (i) all of G-I Holdings' environmental liabilities, other than environmental liabilities relating to the Company's plant sites and its business as then- conducted, (ii) all of G-I Holdings' tax liabilities, other than tax liabilities arising from the operations or business of the Company and (iii) all of G-I Holdings' asbestos-related liabilities, other than the first $204.4 million of such liabilities (whether for indemnity or defense) relating to then-pending asbestos-related bodily injury cases and previously settled asbestos-related bodily injury cases which the Company contractually assumed and agreed to pay.

     Effective August 18, 1999, G-I Holdings, in a series of transactions, contributed certain assets, including the Company's glass fiber manufacturing facility in Nashville, Tennessee (the "Nashville facility"), and certain related liabilities to the Company. Accordingly, the Company's historical consolidated financial statements reflect the results of operations, cash flows and assets and liabilities of the Nashville facility.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on deposit and certain debt securities purchased with original maturities of six months or less.

   SHORT-TERM INVESTMENTS

     For securities classified as "trading" (including short positions), unrealized gains and losses were reflected in income. For securities classified as "available-for-sale," unrealized gains and losses, net of income tax effect, were included in a separate component of stockholders' equity, "Accumulated other comprehensive loss," and were $0 and $0 million as of December 31, 2000 and 2001, respectively.

     "Other income (expense), net" includes $12.8, ($18.1) and $0 million of net realized and unrealized gains (losses) on securities in 1999, 2000 and 2001, respectively. The determination of cost in computing realized and unrealized gains and losses is based on the specific identification method.

     Under the Company's new $100 million secured credit facility (the "New Credit Agreement") and the Company's amended and restated existing $110 million secured credit facility (the "Existing Credit Agreement") (see Note 11), the Company is limited to entering into investments in highly rated commercial paper, U.S. government backed securities, certain time deposits and hedging arrangements that protect against or mitigate the effect of fluctuations in interest rates, foreign exchange rates or prices of commodities used in the Company's business.

   INVENTORIES

     Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine cost for a portion of the Company's inventories. All other inventories are determined principally based on the FIFO (first-in, first-out) method.

   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method based on the estimated economic lives of the assets. The Company uses an economic life of 5 to 25 years for land improvements, 10 to 40 years for buildings and building equipment and 3 to 20 years for machinery and equipment, which includes furniture and fixtures. Certain interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment.

   EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED ("GOODWILL")

     Goodwill is amortized on the straight-line method over a period of approximately 40 years. The Company believes that the goodwill is recoverable. To determine if goodwill is recoverable, the Company compares the net carrying amount to undiscounted projected cash flows of the underlying businesses to which the goodwill pertains. If goodwill is not recoverable, the Company would record an impairment based on the difference between the net carrying amount and fair value. See New Accounting Standard discussion below.

   DEBT ISSUANCE COSTS

     Debt issuance costs are amortized to expense over the life of the related debt.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

   SOFTWARE DEVELOPMENT COSTS

     Included in other assets at December 31, 2000 and 2001 were $6.8 and $6.3 million, respectively, of capitalized purchased software development costs. Such costs are amortized over a 5 year period. For 1999, 2000 and 2001, the Company amortized $0.6, $0.8 and $1.8 million, respectively, related to such costs.

   REVENUE RECOGNITION

     Revenue is recognized at the time products are shipped to the customer.

   SHIPPING AND HANDLING COSTS

     Shipping  and  handling  costs  are  included  in  "Selling,   general  and
administrative" expenses and amounted to $79.1, $84.6 and $91.3 million in 1999, 2000 and 2001, respectively.

   RESEARCH AND DEVELOPMENT

     Research and development expenses are charged to operations as incurred and were $6.5, $5.9 and $5.9 million in 1999, 2000 and 2001, respectively.

   WARRANTY CLAIMS

     The Company provides certain limited warranties covering most of its steep slope roofing products for periods generally ranging from 20 to 40 years, with lifetime limited warranties on certain specialty shingle products. The Company also offers certain limited warranties and guarantees of varying duration covering most of its low slope roofing products and limited warranties covering most of its specialty building products and accessories for periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products. Income from warranty contracts related to low slope roofing products is recognized over the life of the agreements, and is included in the reserve for product warranty claims, net of the related costs of the warranty, along with the administrative and legal costs associated with monitoring and settling claims each year. For 1999, 2000 and 2001, administrative and legal costs for steep slope and low slope roofing products amounted to $1.0, $1.4 and $1.5 million, respectively. The reserve for product warranty claims is estimated on the basis of historical and projected claims activity. The accuracy of the estimate of additional costs is dependent on the number and cost of future claims submitted during the warranty periods. The Company believes that the reserves established for estimated probable future product warranty claims are adequate.

     The Company recorded a $15.0 million product warranty reserve adjustment in the fourth quarter of 2000 based on an evaluation of claims activity for 2000. This adjustment was recorded for a specific alleged product defect relating to prior production processes, and accordingly, has been separately presented in the Consolidated Statements of Operations. A settlement was reached in 1998 in a national class action lawsuit related to this alleged product defect which provides customers who purchased asphalt shingles manufactured from 1973 through 1997 the right to receive certain limited benefits beyond those already provided in their existing product warranty. See Item 3, "Legal Proceedings-Other Litigation", which is incorporated herein by reference.

     As discussed in Item 3 "Legal Proceedings-Other Litigation", in October 1998 G-I Holdings brought suit against certain of its insurers for recovery of the defense costs in connection with the class action described above and a declaration that the insurers are obligated to provide indemnification for all damages paid pursuant to the settlement of this class action and for other damages. As of December 31, 2001, this action is pending.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

   ENVIRONMENTAL LIABILITY

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. The Company estimates that its liability in respect of such environmental matters, and certain other environmental compliance expenses, as of December 31, 2001, is $2.0 million, before reduction for insurance recoveries reflected on its balance sheet of $0.8 million. The Company's liability is reflected on an undiscounted basis. See Item 3, "Legal Proceedings--Environmental Litigation," which is incorporated herein by reference, for further discussion with respect to environmental liabilities and estimated insurance recoveries.

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

     Changes  in the  components  of  "Accumulated  other  comprehensive  income
(loss)" for the years 1999, 2000 and 2001 are as follows:

                                  UNREALIZED GAINS      MINIMUM     ACCUMULATED
                                    (LOSSES) ON         PENSION        OTHER
                                 AVAILABLE-FOR-SALE    LIABILITY   COMPREHENSIVE
                                     SECURITIES       ADJUSTMENT   INCOME (LOSS)
                                 ------------------   ----------   -------------
                                                     (THOUSANDS)

Balance, December 31, 1998 .......    $(16,928)        $(2,956)      $(19,884)
Change for the year 1999 .........        (665)          1,605            940
                                      --------         -------       --------
Balance, December 31, 1999 .......    $(17,593)        $(1,351)      $(18,944)
Change for the year 2000 .........      17,593           1,351         18,944
                                      --------         -------       --------
Balance, December 31, 2000 .......    $     --         $    --       $     --
Change for the year 2001 .........          --              --             --
                                      --------         -------       --------
Balance, December 31, 2001 .......    $     --         $    --       $     --
                                      ========         =======       ========

   NEW ACCOUNTING STANDARD

     On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, effective January 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their useful lives. Early adoption of SFAS No. 142 is not permitted. On an annualized basis, effective January 1, 2002, the Company's net income will increase by approximately $1.3 million, unless any impairment charges are necessary.

   RECLASSIFICATIONS

     Certain reclassifications have been made to conform to current year presentation.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 3.  ASBESTOS-RELATED BODILY INJURY CLAIMS

     In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its parent, G-I Holdings. As of March 30, 1997, the Company had paid all of its assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its Asbestos Claims. This proceeding remains pending.

     Claimants in the G-I Holdings bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BHC's common stock and its indirect holdings of the Company's common stock. That action could result in a change of control of the Company. In addition, those claimants may seek to file Asbestos Claims against the Company (with approximately 1,900 alleged Asbestos Claims pending against the Company as of December 31, 2001). The Company believes that it will not sustain any liability in connection with these or any other asbestos-related claims. Furthermore, on February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing Asbestos Claims against the Company. On June 22, 2001, following a hearing, the Bankruptcy Court converted the temporary restraining order into a preliminary injunction, which is expected to remain in effect pending confirmation of a Chapter 11 plan of reorganization for the G-I Holdings estate. On February 7, 2001, G-I Holdings filed a defendant class action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that the Company has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings. This action is in a preliminary stage and no trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

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

     For a further discussion with respect to the history of the foregoing litigation and asbestos-related matters, see Item 3,"Legal Proceedings," which is incorporated herein by reference, and Notes 11 and 16.

NOTE 4.  DISPOSITIONS

     On September 29, 2000, the Company sold certain manufacturing and other assets related to the Compton, California based security products business of LL Building Products Inc. for net cash proceeds of approximately $27.1 million, which resulted in a pre-tax gain of $17.5 million. The security products business did not have a material impact on the Company's results of operations.

     In December 2001, the Company sold the Corvallis, Oregon manufacturing facility for approximately $0.9 million. This sale did not have a material impact on the Company's results of operations.

                    BUILDING MATERIALS CORPORATION OF AMERICA

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

     Effective September 30, 1999, an agreement relating to restricted common stock between the Company and its former President and Chief Executive Officer and the trusts (to which a portion of such restricted common stock was transferred to the benefits of his children), was terminated. Such officer and the trusts contributed such stock to BHC in consideration for equity interests in BHC. As a result of this transaction, the $0.6 million appreciation in the net book value of the restricted common stock described above, was treated as an additional capital contribution.

     In connection with the settlement of a legal matter, the Company recorded a nonrecurring charge of $2.7 million in September 1999. Such amount includes legal expenses incurred to defend such action.

NOTE 6.  MANUFACTURING FACILITIES SHUTDOWN

     In response to current market conditions, to better service shifting customer demand and to reduce costs, the Company closed four manufacturing facilities during 2000 located in Monroe, Georgia; Port Arthur, Texas;
Corvallis, Oregon; and Albuquerque, New Mexico. As market growth and customer demand improves, the Company may reinstate production at one or more of these manufacturing facilities in the future. The effect of closing these facilities was not material to the Company's results of operations. See Note 4 regarding disposition of the Corvallis, Oregon facility in 2001.

NOTE 7.  INCOME TAXES (PROVISION) BENEFIT

     Income tax (provision) benefit, which has been computed on a separate return basis, consists of the following:

                                                    YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                1999        2000         2001
                                              --------     -------     --------
                                                         (THOUSANDS)

Federal-- deferred .......................    $(13,682)    $ 5,423     $(10,386)
                                              --------     -------     --------
State and local:
   Current ...............................        (750)     (1,116)      (1,046)
   Deferred ..............................        (450)      2,052          413
                                              --------     -------     --------
      Total state and local ..............      (1,200)        936         (633)
                                              --------     -------     --------
Income tax (provision) benefit ...........    $(14,882)    $ 6,359     $(11,019)
                                              ========     =======     ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 7.  INCOME TAXES (PROVISION) BENEFIT -- (CONTINUED)

     The differences between the income tax (provision) benefit computed by applying the statutory Federal income tax rate to pre-tax income, and the income tax (provision) benefit reflected in the Consolidated Statements of Operations are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                1999        2000         2001
                                              --------     -------     --------
                                                         (THOUSANDS)

Statutory (provision) benefit ............    $(14,077)    $ 6,015     $(10,423)
Impact of:
   State and local taxes, net of
     Federal benefits ....................        (780)        608         (413)
   Nondeductible goodwill amortization ...        (275)       (185)        (286)
   Other, net ............................         250         (79)         103
                                              --------     -------     --------
Income tax (provision) benefit ...........    $(14,882)    $ 6,359     $(11,019)
                                              ========     =======     ========

     The components of the net deferred tax assets are as follows:

                                                               DECEMBER 31,
                                                          ---------------------
                                                            2000         2001
                                                          --------     --------
                                                                (THOUSANDS)

Deferred tax liabilities related to property,
  plant and equipment ................................    $ (9,449)    $(24,604)
                                                          --------     --------
Deferred tax assets related to:
   Expenses not yet deducted for tax purposes ........      42,154       36,351
   Net operating losses not yet utilized
     under the Tax Sharing Agreement .................      10,192       21,177
                                                          --------     --------
   Total deferred tax assets .........................      52,346       57,528
                                                          --------     --------
Net deferred tax assets ..............................    $ 42,897     $ 32,924
                                                          ========     ========

     As of December 31, 2001, the Company had $57.2 million of net operating loss carryforwards available to offset future taxable income, as follows:

     YEAR OF

     EXPIRATION                                                    (THOUSANDS)
     --------                                                       ---------
     2011 ........................................................   $ 2,088
     2020 ........................................................    55,147
                                                                    ---------
     Total net operating loss carryforwards ......................   $57,235
                                                                    =========

     Management has determined, based on the Company's history of prior earnings and its expectations for the future, that future taxable income will more likely than not be sufficient to utilize fully the deferred tax assets recorded.

     As of December 31, 2000 and 2001, included in current assets is a tax receivable from parent corporations of $1.5 million and $0, respectively, and included in long-term assets is a tax receivable from parent corporations of $7.5 and $9.0 million, respectively, representing amounts paid to G-I Holdings under the Tax Sharing Agreement (as defined below), as amended, which the Company will apply under the Tax Sharing Agreement against future tax sharing payments due G-I Holdings over the next several years based on current income estimates.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 7.  INCOME TAXES (PROVISION) BENEFIT -- (CONTINUED)

     The Company and its subsidiaries entered into a tax sharing agreement (the "Tax Sharing Agreement") dated January 31, 1994 with G-I Holdings with respect to the payment of federal income taxes and related matters. During the term of the Tax Sharing Agreement, which is effective for the period during which the Company or any of its domestic subsidiaries is included in a consolidated federal income tax return for the G-I Holdings consolidated tax group, the Company is obligated to pay G-I Holdings an amount equal to those federal income taxes it would have incurred if the Company, on behalf of itself and its domestic subsidiaries, filed its own federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by the Company to G-I Holdings in future years, but cannot be carried back. If the Company ever were to leave the G-I Holdings consolidated tax group, it would be required to pay to G-I Holdings the value of any tax attributes to which it would succeed under the consolidated return regulations to the extent the tax attributes reduced the amounts otherwise payable by the Company under the Tax Sharing Agreement. Under limited circumstances, the provisions of the Tax Sharing Agreement could result in the Company having a greater liability under the agreement than it would have had if it and its domestic subsidiaries had filed its own separate federal income tax return. Under the Tax Sharing Agreement, the Company and each of its domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of G-I Holdings or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to the Company's business or assets or the business or assets of any of its domestic subsidiaries. Although, as a member of the G-I Holdings consolidated tax group, the Company is severally liable for certain federal income tax liabilities of the G-I Holdings consolidated tax group, including tax liabilities not related to its business, the Company should have no liability, under any circumstances, other than liabilities arising from the Company's operations and the operations of its domestic subsidiaries and tax liabilities for tax years pre-dating the Tax Sharing Agreement that relate to the Company's business or assets and the business or assets of any of our domestic subsidiaries. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, G-I Holdings makes all decisions with respect to all matters relating to taxes of the G-I Holdings consolidated tax group. The provisions of the Tax Sharing Agreement take into account both the federal income taxes the Company would have incurred if it filed its own separate federal income tax return and the fact that the Company is a member of the G-I Holdings consolidated tax group for federal income tax purposes.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the Internal Revenue Service filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings bankruptcy. If that proof of claim is sustained, the Company and/or certain of the Company's subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for a portion of those taxes and interest. If the IRS were to prevail for the years in which the Company and/or certain of its subsidiaries were part of the G-I Holdings Group, the Company would be severally liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8. SALE OF ACCOUNTS RECEIVABLE

     In March 1993, the Company sold its trade accounts receivable ("receivables") to a trust, without recourse, pursuant to an agreement which provided for a maximum of $75.0 million in cash to be made available to the Company based on eligible receivables outstanding from time to time. In November 1996, the Company entered into new agreements which provided for a maximum of $115.0 million, pursuant to which it sold the receivables to a special purpose subsidiary of the Company, BMCA Receivables Corporation, without recourse, which in turn sold them without recourse. In December 2001, this facility matured and $115.0 million was repaid to settle previous amounts made available to the Company.

     In December 2001, the Company entered into a new Accounts Receivable Securitization Agreement ("the Agreement") under which the Company sells certain of its trade accounts receivable to BMCA Receivables Corporation, without recourse, which in turn sells them to a third party, without recourse. The Agreement provides for a maximum of $115.0 million in cash to be made available to the Company based on the sale of eligible receivables outstanding from time to time. This Agreement expires in December 2004 and is subject to financial and other covenants including a material adverse change in business conditions, financial or otherwise.

     As of December 31, 2001, the Company had $99.7 million outstanding under the Agreement. The excess of accounts receivable sold over the net proceeds received is included in "Accounts receivable, other." BMCA Receivables Corporation is not a guarantor under the Company's debt obligations. See notes 11 and 17. The effective cost to the Company varies with LIBOR and is included in "Other income (expense), net" and amounted to $5.5, $6.9 and $4.0 million in 1999, 2000 and 2001, respectively.

NOTE 9.  INVENTORIES

     At December 31, 2000 and 2001, $11.2 and $9.2 million, respectively, of inventories were valued using the LIFO method. Inventories consist of the following:

                                                         DECEMBER 31,
                                                   -----------------------
                                                      2000          2001
                                                   ---------     ---------
                                                         (THOUSANDS)

     Finished goods ...........................    $  61,606     $  66,417
     Work-in process ..........................       16,938         8,800
     Raw materials and supplies ...............       27,743        29,573
                                                   ---------     ---------
         Total ................................      106,287       104,790
     Less LIFO reserve ........................       (4,585)       (2,545)
                                                   ---------     ---------
     Inventories ..............................    $ 101,702     $ 102,245
                                                   =========     =========

NOTE 10.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                         DECEMBER 31,
                                                   -----------------------
                                                      2000          2001
                                                   ---------     ---------
                                                         (THOUSANDS)

     Land and land improvements ...............    $  32,603     $  35,677
     Buildings and building equipment .........       75,299        79,075
     Machinery and equipment ..................      369,102       389,445
     Construction in progress .................       20,776        19,033
                                                   ---------     ---------
         Total ................................      497,780       523,230
     Less accumulated depreciation
       and amortization .......................     (135,316)     (171,163)
                                                   ---------     ---------
     Property, plant and equipment, net .......    $ 362,464     $ 352,067
                                                   =========     =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10.  PROPERTY, PLANT AND EQUIPMENT -- (CONTINUED)

     Included in the net book value of machinery and equipment at December 31, 2000 and 2001 was $8,863 and $7,688, respectively, for assets under capital leases.

NOTE 11.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           2000         2001
                                                         ---------    ---------
                                                              (THOUSANDS)

     10 1/2% Senior Notes due 2003 ....................  $  34,235    $  34,528
     7 3/4% Senior Notes due 2005 .....................    149,584      149,675
     8 5/8% Senior Notes due 2006 .....................     99,704       99,753
     8% Senior Notes due 2007 .........................     99,492       99,567
     8% Senior Notes due 2008 .........................    154,334      154,418
     Borrowings under Existing Credit Agreement .......     70,000           --
     Industrial revenue bonds with various interest
       rates and maturity dates to 2029 ...............     23,060       22,995
     Obligations on equipment loans ...................         28           --
     Precious Metal Note due 2003 .....................      7,002        7,002
     Obligations under capital leases (Note 16) .......     39,966       35,141
     Other notes payable ..............................      3,201        2,373
                                                         ---------    ---------
         Total ........................................    680,606      605,452
     Less current maturities ..........................     (5,908)      (5,556)
                                                         ---------    ---------
     Long-term debt less current maturities ...........  $ 674,698    $ 599,896
                                                         =========    =========

     On July 5, 2000, the Company issued $35.0 million in aggregate principal amount of 10 1/2% Senior Notes, due 2002 at 97.161% of the principal amount, the maturity date of which was extended to September 2003 (the "2003 Notes") in connection with the Company entering into the New Credit Agreement in December 2000 (see below). The Company used the net proceeds from issuance of the 2003 Notes to repay a $31.9 million bank term loan due 2004 (the "Term Loan") with the remaining net proceeds used for general corporate purposes. In connection with the extinguishment of this debt, unamortized deferred financing fees of approximately $0.3 million, net of tax, were written-off as an after-tax extraordinary loss. The net proceeds of the Term Loan had been used, in 1999, to purchase, and subsequently cancel, the remaining $29.9 million in aggregate principal amount of the Company's outstanding 11 3/4% Senior Deferred Coupon Notes due 2004. The redemption price was 105.875% of the principal amount outstanding, and the premium was recorded as an after-tax extraordinary loss, net of tax, of approximately $1.3 million.

     On December 3, 1998, the Company issued $155 million in aggregate principal amount of 8% Senior Notes due 2008 (the "2008 Notes"). On July 17, 1998, the Company issued $150 million in aggregate principal amount of 7 3/4% Senior Notes due 2005 (the "2005 Notes"). In October 1997, the Company issued $100 million in aggregate principal amount of 8% Senior Notes due 2007 (the "2007 Notes"). In December 1996, the Company issued $100 million in aggregate principal amount of 8 5/8% Senior Notes due 2006 (the "2006 Notes"). Holders of the 2003 Notes, the 2005 Notes, the 2006 Notes, the 2007 Notes and the 2008 Notes (collectively, the "Senior Notes") have the right under the indentures governing such notes to require the Company to purchase the Senior Notes at a price of 101% of the principal amount thereof, and the Company has the right to redeem the Senior Notes at a price of 101% of the principal amount thereof, plus, in each case, the Applicable Premium (as defined therein), together with any accrued and unpaid interest, in the event of a Change of Control (as defined therein).

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11.  LONG-TERM DEBT -- (CONTINUED)

     In August 1999, the Company entered into the Existing Credit Agreement. In December 2000, the Existing Credit Agreement was amended to extend its maturity until August 2003. The terms of the Existing Credit Agreement provide for a $110 million secured revolving credit facility, the full amount of which is available for letters of credit, provided that total borrowings and outstanding letters of credit may not exceed $110 million in the aggregate. The Existing Credit Agreement bears interest at a floating rate based on the lenders' base rate, the federal funds rate or the Eurodollar rate. As of December 31, 2001, there were no outstanding borrowings and $41.7 million of letters of credit were outstanding under the Existing Credit Agreement.

     In December 2000, the Company entered into the New Credit Agreement, a $100 million secured revolving credit facility, which is to be used for working capital purposes subject to certain restrictions. The New Credit Agreement matures in August 2003, and bears interest at rates similar to the Existing Credit Agreement. As of December 31, 2001, there were no outstanding borrowings or letters of credit under the New Credit Agreement. Obligations under the Existing Credit Agreement and the New Credit Agreement, as well as the Company's obligations under a $7.0 million Precious Metal Note due 2003 (defined below) and approximately $3.5 million of obligations under a standby letter of credit (collectively, the "Other Indebtedness"), aggregated $7.0 million of borrowings and $45.2 million of letters of credit outstanding at December 31, 2001. All these obligations are secured by a first priority lien on substantially all of the Company's assets and the assets of its subsidiaries (collectively, the "Collateral") on a pro rata basis. The Existing Credit Agreement and the New Credit Agreement have been guaranteed by all of the Company's current and future direct and indirect domestic subsidiaries, other than BMCA Receivables Corporation. The Senior Notes are secured by a second-priority lien on the same assets for so long as the first-priority lien remains in effect, subject to certain limited exceptions and have been guaranteed by the subsidiaries that guaranteed the Existing Credit Agreement and the New Credit Agreement. In connection with these transactions, the Company entered into a security agreement which grants a security interest in the Collateral in favor of the collateral agent on behalf of the lenders under the Existing Credit Agreement, the New Credit Agreement and the Other Indebtedness and the holders of the Company's outstanding Senior Notes. The Company also entered into a collateral agent agreement which provides, among other things, for the sharing of proceeds with respect to any foreclosure or other remedy in respect of the Collateral.

     Under the terms of the Existing Credit Agreement, the New Credit Agreement and the indentures governing the Senior Notes, the Company is subject to certain financial covenants. These include, among others, interest coverage, minimum EBITDA (earnings before income taxes and extraordinary items increased by interest expense, depreciation, goodwill and other amortization), limitations on the amount of annual capital expenditures and indebtedness, restrictions on distributions to the Company's parent corporations and on incurring liens, restrictions on investments and other payments. Dividends and other restricted payments are prohibited, except demand loans of specified amounts made to any parent corporation, subject to limitations, as described in those agreements, in future periods. As of December 31, 2001, after giving effect to the most restrictive of the aforementioned restrictions, the Company could not have paid dividends or made other restricted payments, except for demand loans up to $5.0 million. In addition, if a change of control as defined in the Existing Credit Agreement and the New Credit Agreement occurs, those agreements could be terminated and the loans under those agreements accelerated by the holders of that indebtedness. If that event occurred, it would cause the Company's outstanding Senior Notes to be accelerated. As of December 31, 2001, the Company was in compliance with all covenants under the Existing Credit Agreement, the New Credit Agreement and the indentures governing the Senior Notes.

     In connection with entering into the New Credit Agreement, the Company also issued a $7.0 million note (the "Precious Metal Note") to finance precious metals used in the Company's manufacturing processes.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11.  LONG-TERM DEBT -- (CONTINUED)

     The Existing Credit Agreement and the New Credit Agreement also provide that in the event the Company shall become the subject of any bankruptcy proceedings, the lenders will, subject to bankruptcy court approval, refinance and consolidate in full the indebtedness under the Existing Credit Agreement, the New Credit Agreement, and the Other Indebtedness with a new debtor-in-possession facility (the "DIP" Facility") on terms and conditions substantially identical to the Existing Credit Agreement, the New Credit Agreement, and the Other Indebtedness, in an aggregate amount equal to the then committed amount under the New Credit Agreement plus $110 million plus the principal amount of the Other Indebtedness. The DIP Facility would mature on August 18, 2004 and would be secured by a first-priority security interest in all of the collateral.

     In December 1995, the Company consummated a $40.0 million sale-leaseback of certain equipment located at its Chester, South Carolina glass mat manufacturing facility, in a transaction accounted for as a capital lease, and the gain has been deferred. The lessor was granted a security interest in certain equipment at the Chester facility. The lease term extends to December 2005 with an early buyout option in June 2003. In December 1994, the Company consummated a $20.4 million sale-leaseback of certain equipment located at its Baltimore, Maryland roofing facility, in a transaction accounted for as a capital lease, and the gain has been deferred. The lessor was granted a security interest in the land, buildings and certain equipment at the Baltimore facility. The lease term extends to December 2004 with an early buyout option in July 2002. The Company has four industrial revenue bond issues outstanding, which bear interest at short-term floating rates. Interest rates on the foregoing obligations ranged between 1.50% and 4.75% as of December 31, 2001.

     The Company believes that the fair value of its non-public indebtedness approximates the book value of such indebtedness, because the interest rates on substantially all such indebtedness are at floating short-term rates or the debt has a relatively short maturity. With respect to the Company's publicly traded debt securities, the Company has obtained estimates of the fair values from an independent source believed to be reliable. The estimated fair values of the Company's indebtedness at December 31, 2000 and 2001 are as follows:

                                                         DECEMBER 31,
                                                   -----------------------
                                                      2000          2001
                                                   ---------     ---------
                                                        (THOUSANDS)

     2005 Notes .................................  $ 47,867       $125,727
     2006 Notes .................................    31,905         81,797
     2007 Notes .................................    31,837         75,920
     2008 Notes .................................    49,387        115,041

     The aggregate maturities of long-term debt as of December 31, 2001 for the next five years are as follows:

                                                                (THOUSANDS)
                                                                ----------
           2002 .............................................   $   5,556
           2003 .............................................      47,985
           2004 .............................................       6,356
           2005 .............................................     158,260
           2006 .............................................     109,093

     In the above table, maturities for the year 2003 include $35.0 million related to the 2003 Notes and $7.0 million related to the Precious Metal Note. Maturities for the year 2005 include $150 million related to the 2005 Notes and $4.3 million related to the Baltimore manufacturing facility capital lease. Maturities for the year 2006 include $100.0 million related to the 2006 Notes and $9.1 million related to the Chester glass mat manufacturing facility capital lease.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 12.  BENEFIT PLANS

     Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

   DEFINED CONTRIBUTION PLAN

     The Company provides a defined contribution plan for certain salaried eligible employees. The Company contributes up to 7% of participants' compensation and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $4.4, $4.9 and $5.1 million for 1999, 2000 and 2001, respectively.

     The Company provides a defined contribution plan for certain hourly eligible employees. The Company contributes a discretionary matching contribution equal to 100% of each participant's eligible contributions each year up to a maximum of $1,000 for each participant. Such contributions were $0.3, $0.3 and $0.2 million for 1999, 2000 and 2001, respectively.

   DEFINED BENEFIT PLANS

     The Company provides noncontributory defined benefit retirement plans for certain hourly and salaried employees (the "Retirement Plans"). Benefits under these plans are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of ERISA.

     The Company's net periodic pension cost for the Retirement Plans included the following components:

                                                      YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1999       2000       2001
                                                  -------    -------    -------
                                                           (THOUSANDS)

Service cost ..................................   $   804    $   751    $   826
Interest cost .................................       949      1,066      1,216
Expected return on plan assets ................    (1,270)    (1,583)    (1,993)
Amortization of unrecognized prior
  service cost ................................        31         33         33
Amortization of net losses from
  earlier periods .............................       107         14         19
                                                  -------    -------    -------
Net periodic pension cost .....................   $   621    $   281    $   101
                                                  =======    =======    =======

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 12.  BENEFIT PLANS -- (CONTINUED)

     The following tables set forth, for the years 2000 and 2001, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status, amounts recognized in the Consolidated Balance Sheets and changes in accumulated other comprehensive (income) loss related to the Retirement Plans:

                                                               DECEMBER 31,
                                                           --------------------
                                                             2000        2001
                                                           --------    --------
                                                                (THOUSANDS)

Change in benefit obligation:
  Benefit obligation at beginning of year ..............   $ 17,601    $ 20,216
  Service cost .........................................        751         826
  Interest cost ........................................      1,379       1,542
  Amendments ...........................................         50          --
  Actuarial losses (gains) .............................      1,073       1,403
  Benefits paid ........................................       (638)       (686)
                                                           --------    --------
  Benefit obligation at end of year ....................   $ 20,216    $ 23,301
                                                           ========    ========
Change in plan assets:
  Fair value of plan assets at beginning of year .......   $ 18,348    $ 23,435
  Actual return on plan assets .........................      3,100       2,068
  Employer contributions ...............................      2,625       1,422
  Benefits paid ........................................       (638)       (686)
                                                           --------    --------
  Fair value of plan assets at end of year .............   $ 23,435    $ 26,239
                                                           ========    ========
Reconciliation of funded status:
  Funded status ........................................   $  3,219    $  2,937
  Unrecognized prior service cost ......................        264         231
  Unrecognized actuarial losses ........................        473       2,315
                                                           --------    --------
  Net amount recognized in Consolidated
    Balance Sheets .....................................   $  3,956    $  5,483
                                                           ========    ========
Amounts recognized in Consolidated Balance Sheets:
  Prepaid benefit cost .................................   $  3,956    $  5,483
                                                           ========    ========
Change for the year in accumulated other
  comprehensive (income) loss:
    Change in intangible asset .........................   $    247    $     --
    Change in additional minimum liability .............     (1,598)         --
                                                           --------    --------
    Total ..............................................   $ (1,351)   $     --
                                                           ========    ========

     In determining the projected benefit obligation, the weighted average assumed discount rate was 7.50% and 7.25% for 2000 and 2001, respectively. The expected long-term rate of return on assets, used in determining net periodic pension cost, was 11% for 2000 and 2001.

     The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense accrued for this plan was not significant for 1999, 2000 and 2001.

   BOOK VALUE APPRECIATION UNIT PLAN

     A Book Value Appreciation Unit Plan was implemented effective January 1, 1996. Under the plan, employees were granted units which vested over five years. Upon exercise, employees were entitled to receive a cash payment based on the increase in Book Value (as defined in the plan). This plan was terminated in 1999 with all eligible employees receiving their respective vested cash payments. Expense accrued under this plan was $1.2 million for 1999.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 12.  BENEFIT PLANS -- (CONTINUED)

   POSTRETIREMENT MEDICAL AND LIFE INSURANCE

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.

     Net periodic postretirement benefit cost included the following components:

                                                         YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1999     2000     2001
                                                        -----    -----    -----
                                                               (THOUSANDS)
Service cost ........................................   $ 114    $  92    $ 109
Interest cost .......................................     476      354      318
Amortization of unrecognized prior service cost .....     (88)     (94)     (95)
Amortization of net gains from earlier periods ......    (209)    (271)    (269)
                                                        -----    -----    -----
Net periodic postretirement benefit cost ............   $ 293    $  81    $  63
                                                        =====    =====    =====

     The following table sets forth, for the years 2000 and 2001, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the Consolidated Balance Sheets related to postretirement medical and life insurance benefits:

                                                               DECEMBER 31,
                                                           --------------------
                                                             2000        2001
                                                           --------    --------
                                                               (THOUSANDS)

Change in benefit obligation:
    Benefit obligation at beginning of year ............   $  6,023    $  4,845
    Service cost .......................................         92         109
    Interest cost ......................................        354         318
    Amendments .........................................       (122)         --
    Actuarial gains ....................................     (1,098)       (316)
    Benefits paid, net of participant contributions ....       (404)       (274)
                                                           --------    --------
    Benefit obligation at end of year ..................   $  4,845    $  4,682
                                                           ========    ========
Change in plan assets:
    Fair value of plan assets at beginning of year .....   $     --    $     --
    Employer contributions .............................        404         274
    Participant contributions ..........................        104         169
    Benefits paid ......................................       (508)       (443)
                                                           --------    --------
    Fair value of plan assets at end of year ...........   $     --    $     --
                                                           ========    ========
Reconciliation of funded status:
    Funded status ......................................   $ (4,845)   $ (4,682)
    Unrecognized prior service cost ....................       (642)       (548)
    Unrecognized actuarial gains .......................     (5,227)     (5,274)
                                                           --------    --------
    Net amount recognized in Consolidated
      Balance Sheets as accrued benefit cost ...........   $(10,714)   $(10,504)
                                                           ========    ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 12.  BENEFIT PLANS -- (CONTINUED)

     For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 2001 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $700 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit. Subject to such lifetime maximum, a 9% and 6% annual rate of increase in the Company's per capita cost of providing postretirement medical benefits was assumed for 2001 for such retirees under and over age 65, respectively. To the extent that the lifetime maximum benefits have not been reached, the foregoing rates were assumed to decrease gradually to an ultimate rate of 5% and 6%, respectively, by the year 2009 and remain at that level thereafter. The weighted average assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.50% and 7.25% for 2000 and 2001, respectively.

     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2000 and 2001 by $33,000 and $9,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 2000 and 2001 by $2,400 and $700, respectively. A decrease of one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2000 and 2001 by $31,000 and $8,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 2000 and 2001 by $2,400 and $600, respectively.

NOTE 13.  2001 LONG-TERM INCENTIVE PLAN AND PREFERRED STOCK OPTION PLAN

     On January 1, 1996, the Company established a plan to issue options to certain employees to purchase shares of redeemable convertible preferred stock ("Preferred Stock") of the Company, exercisable at a price of $100 per share. Each share of Preferred Stock is convertible, at the holder's option, into shares of common stock of the Company at a formula price based on Book Value (as defined in the option agreement) as of the date of grant. The options vest rateably over five years and expire after nine years. Dividends will accrue on the Preferred Stock from the date of issuance at the rate of 6% per annum. The Preferred Stock is redeemable, at the Company's option, for a redemption price equal to $100 per share plus accrued and unpaid dividends. The Preferred Stock, and common stock issuable upon conversion of Preferred Stock into common stock, is subject to repurchase by the Company under certain circumstances, at a price equal to current Book Value (as defined in the option agreement). The exercise price of the options to purchase Preferred Stock was equal to the estimated fair value per share of the Preferred Stock at the date of grant. The options exercised in 1999 and 2000 were converted into 4,611 and 1,868 shares of common stock. During 1999 no expense was recorded in connection with the Preferred Stock options.

     The following is a summary of transactions pertaining to the plan:

                                                   YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               1999         2000         2001
                                             --------     --------     --------
                                                     (NUMBER OF SHARES)
Outstanding, January 1 ....................   140,502      168,261      198,559
Granted ...................................    81,405       61,700           --
Exercised .................................    (8,704)      (3,653)          --
Forfeited .................................   (44,942)     (27,749)          --
Exchanged for incentive plan units ........        --           --     (198,559)
                                             --------     --------     --------
Outstanding, December 31 ..................   168,261      198,559           --
                                             ========     ========     ========
Options exercisable, December 31 ..........    45,517       66,675           --
                                             ========     ========     ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 13. 2001 LONG-TERM INCENTIVE PLAN AND PREFERRED STOCK OPTION PLAN-- (CONTINUED)


     Effective December 31, 2000, the Company adopted the 2001 Long-Term Incentive Plan, which allows employees participating in the Preferred Stock Option Plan to also participate in the 2001 Long-Term Incentive Plan. During 2001, all employees exchanged their preferred stock options for incentive plan units effective as of December 31, 2000. The Long-Term Incentive Plan authorizes the grant of incentive units ("Incentive Units") to eligible employees. The Long-Term Incentive Plan is administered by a Committee appointed by the Board of Directors. The number of Incentive Units granted is determined by the Committee in its sole discretion. Generally, Incentive Units vest cumulatively, in 20% increments over five years, except that Incentive Units granted in exchange for Preferred Stock Options retain the vested status and vesting schedule of the options exchanged. Incentive Units generally are exercisable for a period of six years from the date of grant. The value of Incentive Units is determined at the end of each fiscal quarter based on Book Value (as defined in the plan) at that date less Book Value as of the date of grant divided by 1,000,010. The Incentive Plan will terminate five years after its effective date of December 2000, unless terminated sooner by the Committee.

     In 2001, employees exchanged an aggregate of 198,559 stock options granted under the 1996 Plan (discussed above) for an aggregate of 81,862 Incentive Units. In 2001, 21,001 Incentive Units were granted. At December 31, 2001, 80,114 Incentive Units were outstanding. Compensation expense for such Incentive Units was $1.4 and $1.7 million in 2000 and 2001, respectively.

NOTE 14.  BUSINESS SEGMENT INFORMATION

     The Company is a leading national manufacturer of a broad line of asphalt roofing products and accessories for the steep slope and low slope roofing markets. The Company also manufacturers and markets specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. The steep slope roofing product line primarily consists of premium laminated shingles, strip shingles, and certain specialty shingles. Sales of steep slope roofing products in 1999, 2000 and 2001 were $736.7, $808.8 and $939.4 million and represented approximately 65%, 67% and 73%, respectively, of the Company's net sales. The Company's low slope roofing product line includes a full line of modified bitumen products, asphalt built-up roofing, liquid applied membrane, and roofing accessories. Sales of low slope roofing products and accessories in 1999, 2000 and 2001 were $315.4, $311.7 and $283.7 million and represented approximately 27%, 26% and 22%, respectively, of the Company's net sales. Sales of the specialty building products and accessories product line in 1999, 2000 and 2001 were $87.9, $87.3 and $69.9 million and represented approximately 8%, 7% and 5%, respectively, of the Company's net sales.

     The Company aggregates the steep slope and low slope product lines into one operating segment since they have similar economic characteristics and are similar in each of the following areas: (i) the nature of the products and services are similar in that they perform the same function -- the protection and covering of steep slope and low slope roofs; (ii) the nature of the production processes are similar; (iii) the type or class of customer for their products and services are similar; (iv) the steep slope and low slope products have the same distribution channels, whereby the main customers are wholesalers or distributors; and (v) regulatory requirements are generally the same for both the steep slope and low slope product lines. The specialty building products and accessories product line did not meet quantitative thresholds in 2001 to be considered as a reportable segment.

     Included in net sales in 2000 were sales to two customers of 13% and 11%, respectively, and, in 2001, 12% and 11%, respectively. No other customer accounted for more than 10% of our net sales in 2000 and 2001.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 15.  RELATED PARTY TRANSACTIONS

     Included in the Consolidated Balance Sheets are the following receivable (payable) balances with related parties, which arise from operating and financing transactions between the Company and its affiliates:

                                                          DECEMBER 31,
                                                      --------------------
                                                        2000        2001
                                                      --------     -------
                                                           (THOUSANDS)
     Tax receivable from parent corporations .....    $  9,000     $ 9,000
                                                      ========     =======
     Payable to International Specialty
       Products Inc. ("ISP") .....................    $(10,052)    $(8,910)
                                                      ========     =======
     Loan receivable from parent corporation .....    $     --     $ 2,536
                                                      ========     =======

     The Company makes loans to, and borrows from, G-I Holdings and its subsidiaries from time to time at prevailing market rates (between 4.75% and 9.00% during 2001); however, no loans to G-I Holdings and its subsidiaries were made during 2000, and during 2001, the highest amount of loans made by the Company to BHC was $2.5 million. In addition, no loans were made to the Company by G-I Holdings and its subsidiaries during 2000 and 2001. Loans to any parent corporation are subject to limitations as outlined in the Existing Credit Agreement, the New Credit Agreement and the Senior Notes. The Company advances funds from time to time on a non-interest bearing basis to G-I Holdings and its subsidiaries. There was no balance outstanding of such advances as of December 31, 2000 and 2001. During 2000, the Company made a distribution of $106.2 million ($59.1 million of which represents a non-cash distribution in 2000 relating to the 1999 receivable from G-I Holdings) to its parent corporations. The distribution of $106.2 million in 2000 represents the write-off of outstanding advances to the company's parent corporations during 2000 that the Company determined were uncollectible. Included in current assets in 2000 is a tax receivable from parent corporations of $1.5 million (such amount was reclassified to long-term assets in 2001) and included in long-term assets is a tax receivable from parent corporations of $7.5 and $9.0 million in 2000 and 2001, respectively, representing amounts paid to G-I Holdings under the Tax Sharing Agreement. See Notes 7 and 16.

     MINERAL PRODUCTS: The Company and its subsidiaries purchase all of their colored roofing granules requirements from ISP under a requirements contract, except for the requirements of some of their roofing plants which are supplied by third parties. Effective January 1, 2002, this contract was amended to provide, among other things, that the contract will expire on December 31, 2002, unless extended by the parties. Such purchases by the Company and its subsidiaries totaled $57.3, $59.3 and $63.4 million for 1999, 2000 and 2001, respectively. The amount payable to ISP at December 31, 2000 and 2001 for such purchases was $7.6 and $8.4 million, respectively.

     MANAGEMENT AGREEMENTS: Pursuant to a Management Agreement (the "Management Agreement"), ISP Management Company, Inc. ("ISP Management"), a wholly-owned indirect subsidiary of ISP, provides certain general management, administrative, legal, telecommunications, information and facilities services to the Company, including the use of the Company's headquarters in Wayne, New Jersey. Charges to the Company by ISP Management for these services under the management agreement, inclusive of the services provided to G-I Holdings, discussed below, aggregated $5.3, $6.0 and $6.7 million for 1999, 2000 and 2001, respectively. These charges consist of management fees and other reimbursable expenses attributable to the Company, or incurred by ISP Management for the benefit of the Company. The amount payable to ISP for management fees as of December 31, 2000 and 2001 was $1.5 and $0.5 million, respectively. Effective January 1, 2002, the Management Agreement was amended to adjust the management fees payable under the agreement. The Management Agreement also provides that the Company is responsible for providing management services to G-I Holdings and certain of its subsidiaries and that G-I Holdings pay to the Company a management fee for these services. The aggregate amount paid by G-I Holdings to the Company for services rendered under the Management Agreement in 2001 was approximately $0.6 million. The Company also allocates a portion of the management fees payable by the Company under the Management Agreement to separate lease payments for the use of the Company's headquarters. Based on the services provided in

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 15.  RELATED PARTY TRANSACTIONS -- (CONTINUED)

2001 under the Management Agreement, the aggregate amount payable by the Company to ISP Management under the Management Agreement for 2002, inclusive of the services provided to G-I Holdings, is expected to be approximately $6.1 million. Certain of the Company's executive officers receive their compensation from ISP Management. ISP Management is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the Management Agreement.

   TAX SHARING AGREEMENT: See Note 7.


NOTE 16.  COMMITMENTS AND CONTINGENCIES

     The discussions as to legal matters involving the Company contained in Item 3, "Legal Proceedings--Environmental Litigation" and "--Other Litigation" are incorporated herein by reference.

     G-I Holdings and BHC are presently dependent upon the earnings and cash flows of their subsidiaries, principally the Company, in order to satisfy their net obligations, including various tax and other claims and liabilities (net of certain insurance receivables), including tax liabilities relating to the surfactants partnership (see Note 7). G-I Holdings has advised the Company that it expects to obtain funds to satisfy G-I Holdings' operating expenses from, among other things, loans from subsidiaries (principally the Company). See Notes 3, 7 and 15.

     On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its Asbestos Claims. The Company is not included in such bankruptcy filing. There are restrictions under the indentures relating to the Senior Notes, the Existing Credit Agreement and the New Credit Agreement on payments by the Company to its parents.

     During the twelve months ended December 31, 2002, the Company expects to make distributions and/or advances to its parents to satisfy the obligations discussed above to not more than the extent permitted by the Existing Credit Agreement, the New Credit Agreement and the Senior Notes. The Company does not believe that the dependence of its parent corporations on the cash flows of their subsidiaries should have a material adverse effect on the operations, liquidity or capital resources of the Company. See Notes 3, 7 and 11.

     In June 2001, the Company entered into employment security agreements with certain of its executive officers and key personnel. The agreements have no expiration date and provide for a single-sum payment consisting of two to three times salary and bonus and related benefits if employment is terminated within a thirty-six month period following the change in control event.

     The leases for certain property, plant and equipment at certain of the Company's glass mat and roofing facilities are accounted for as capital leases (see Note 11). The Company is also a lessee under operating leases principally for warehouses, production machinery and equipment, and transportation and computer equipment. Rental expense on operating leases was $15.5, $18.7 and $26.2 million 1999, 2000 and 2001, respectively. Future minimum lease payments for properties which were held under long-term noncancellable leases as of December 31, 2001 were as follows:

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 16.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

                                                       CAPITAL    OPERATING
                                                        LEASES     LEASES
                                                       -------    --------
                                                           (THOUSANDS)

     2002 ..........................................   $ 8,328    $ 17,146
     2003 ..........................................     8,291      15,567
     2004 ..........................................     8,183      14,896
     2005 ..........................................     9,333      13,926
     2006 ..........................................     9,285      11,437
     Thereafter ....................................        --      30,467
                                                       -------    --------
     Total minimum payments ........................    43,420    $103,439
                                                                  ========
     Less interest included above ..................    (8,279)
                                                      --------
     Present value of net minimum lease payments ...   $35,141
                                                      ========


NOTE 17.  GUARANTOR FINANCIAL INFORMATION

     All of the Company's subsidiaries, other than BMCA Receivables Corporation (see Note 8), are guarantors under the Existing Credit Agreement, the New Credit Agreement and the indentures governing the Senior Notes. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 2007 Notes.

     The Company and BMMC entered into license agreements, effective January 1, 1999, for the right to use intellectual property, including patents, trademarks, know-how, and franchise rights owned by Building Materials Investment Company, a wholly-owned subsidiary of the Company, for a license fee stated as a percentage of net sales. The license agreements are for a period of one year and are subject to automatic renewal unless either party terminates with 60 days written notice. Also, effective January 1, 1999, BMMC sells all finished goods to the Company at a manufacturing profit.

     In January 2001, certain subsidiaries of the Company were merged into BMMC, and accordingly, certain reclassifications were made to the guarantor financial statements to conform to current year presentations.

     Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiary, prepared on a basis which retroactively reflects the formation of such companies, for all periods presented. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto. Separate financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiary is not included herein because management has determined that such information is not material to investors.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 17.  GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                                   (THOUSANDS)

                                              PARENT       GUARANTOR
                                              COMPANY    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                            ----------   ------------   ------------   ------------
 Net sales ..............................   $1,014,155     $125,884      $      --      $1,140,039
Intercompany net sales ..................       51,474      753,235       (804,709)             --
                                            ----------     --------      ---------      ----------
   Total net sales ......................    1,065,629      879,119       (804,709)      1,140,039
                                            ----------     --------      ---------      ----------
Costs and expenses:
  Cost of products sold .................      845,616      771,790       (804,709)        812,697
  Selling, general and administrative ...      159,458       80,102                        239,560
  Goodwill amortization .................        1,290          744                          2,034
  Transition service agreement
    (income) expense ....................         (500)         500                             --
  Nonrecurring charges ..................        2,650           --                          2,650
                                            ----------     --------      ---------      ----------
      Total costs and expenses ..........    1,008,514      853,136       (804,709)      1,056,941
                                            ----------     --------      ---------      ----------
 Operating income .......................       57,115       25,983             --          83,098
Equity in loss of subsidiaries ..........       29,980           --        (29,980)             --
Intercompany licensing income
  (expense), net ........................      (30,425)      30,425                             --
Interest expense ........................      (26,565)     (21,752)                       (48,317)
Other income (expense), net .............       (7,489)      12,929                          5,440
                                            ----------     --------      ---------      ----------
 Income before income taxes
  and extraordinary losses ..............       22,616       47,585        (29,980)         40,221
Income tax (provision) benefit ..........        2,723      (17,605)                       (14,882)
                                            ----------     --------      ---------      ----------
 Income before extraordinary losses .....       25,339       29,980        (29,980)         25,339
Extraordinary losses, net of income
  tax benefits of $761 ..................       (1,296)          --                         (1,296)
                                            ----------     --------      ---------      ----------
 Net income .............................   $   24,043     $ 29,980      $ (29,980)     $   24,043
                                            ==========     ========      =========      ==========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 17.  GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000
                                   (THOUSANDS)

                                                     PARENT          GUARANTOR
                                                     COMPANY       SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                   -----------     ------------    ------------     ------------
Net sales .....................................    $1,081,918        $125,841        $      --       $1,207,759
Intercompany net sales ........................        45,771         822,283         (868,054)              --
                                                   ----------        --------        ---------       ----------
  Total net sales .............................     1,127,689         948,124         (868,054)       1,207,759
                                                   ----------        --------        ---------       ----------
Costs and expenses:
  Cost of products sold .......................       916,485         845,345         (868,054)         893,776
  Selling, general and administrative .........       169,575          80,967                           250,542
  Goodwill amortization .......................         1,304             720                             2,024
  Transition service agreement
    (income) expense ..........................           100            (100)                               --
  Gain on sale of assets ......................            --         (17,505)                          (17,505)
  Warranty reserve adjustment .................        15,000              --                            15,000
                                                   ----------        --------        ---------       ----------
     Total costs and expenses .................     1,102,464         909,427         (868,054)       1,143,837
                                                   ----------        --------        ---------       ----------
Operating income ..............................        25,225          38,697               --           63,922
Equity in earnings of subsidiaries ............        16,251              --          (16,251)              --
Intercompany licensing income
  (expense), net ..............................       (32,458)         32,458                                --
Interest expense ..............................       (24,932)        (28,536)                          (53,468)
Other expense, net ............................       (10,818)        (16,822)                          (27,640)
                                                   ----------        --------        ---------       ----------
Income (loss) before income taxes
  and extraordinary losses ....................       (26,732)         25,797          (16,251)         (17,186)
Income tax (provision) benefit ................        15,905          (9,546)                            6,359
                                                   ----------        --------        ---------       ----------
Income (loss) before extraordinary losses .....       (10,827)         16,251          (16,251)         (10,827)
Extraordinary losses, net of income
  tax benefits of $194 ........................          (330)             --                              (330)
                                                   ----------        --------        ---------       ----------
Net income (loss) .............................    $  (11,157)       $ 16,251        $ (16,251)      $  (11,157)
                                                   ==========        ========        =========       ==========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 17.  GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001
                                   (THOUSANDS)

                                                     PARENT          GUARANTOR
                                                     COMPANY       SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                   -----------     ------------    ------------     ------------
Net sales .....................................    $1,182,581        $110,461        $      --       $1,293,042
Intercompany net sales ........................        90,238         892,246         (982,484)              --
                                                   ----------        --------        ---------       ----------
    Total net sales ...........................     1,272,819        1,002,707        (982,484)       1,293,042
                                                   ----------        --------        ---------       ----------
Costs and expenses:
  Cost of products sold .......................     1,003,072         903,157         (982,484)         923,745
  Selling, general and administrative .........       198,336          71,944                           270,280
  Goodwill amortization .......................         1,303             721                             2,024
  Transition service agreement (income) expense           100            (100)                               --
                                                   ----------        --------        ---------       ----------
    Total costs and expenses ..................     1,202,811         975,722         (982,484)       1,196,049
                                                   ----------        --------        ---------       ----------
Operating income ..............................        70,008          26,985               --           96,993
Equity in earnings of subsidiaries ............        29,273              --          (29,273)              --
Intercompany licensing income (expense), net ..       (35,477)         35,477                                --
Interest expense ..............................       (43,357)        (17,446)                          (60,803)
Other income (expense), net ...................        (7,858)          1,449                            (6,409)
                                                   ----------        --------        ---------       ----------
Income before income taxes ....................        12,589          46,465          (29,273)          29,781
Income tax (provision) benefit ................         6,173         (17,192)                          (11,019)
                                                   ----------        --------        ---------       ----------
Net income ....................................    $   18,762        $ 29,273        $ (29,273)      $   18,762
                                                   ==========        ========        =========       ==========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 17.  GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                                   (THOUSANDS)

                                                                                  NON-
                                                       PARENT      GUARANTOR    GUARANTOR
                                                       COMPANY   SUBSIDIARIES  SUBSIDIARY  ELIMINATIONS  CONSOLIDATED
                                                      --------   ------------  ----------  ------------  ------------
ASSETS

Current Assets:
  Cash and cash equivalents ........................  $  9,741     $ 73,006      $    --     $      --     $ 82,747
  Accounts receivable, trade, net ..................     9,798        9,676           --                     19,474
  Accounts receivable, other .......................     5,027        2,947       43,869                     51,843
  Tax receivable from parent Corporations ..........     1,500           --           --                      1,500
  Inventories ......................................    55,891       45,811           --                    101,702
  Other current assets .............................     1,105        2,820           --                      3,925
                                                      --------     --------      -------     ---------     --------
    Total Current Assets ...........................    83,062      134,260       43,869            --      261,191
Investment in subsidiaries .........................   356,726           --           --      (356,726)          --
Intercompany loans including accrued interest ......   188,945     (184,531)      (4,414)                        --
Due from (to) subsidiaries, net ....................  (253,575)     249,612        3,963                         --
Property, plant and equipment, net .................    46,928      315,536           --                    362,464
Excess of cost over net assets of businesses
   acquired, net ...................................    41,562       23,755           --                     65,317
Deferred income tax benefits .......................    42,897           --           --                     42,897
Tax receivable from parent corporations ............     7,500           --           --                      7,500
Other assets .......................................    16,026       15,774           --                     31,800
                                                      --------     --------      -------     ---------     --------
Total Assets .......................................  $530,071     $554,406      $43,418     $(356,726)    $771,169
                                                      ========     ========      =======     =========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Current maturities of long-term debt .............  $    153     $  5,755      $    --     $      --     $  5,908
  Accounts payable .................................    19,871       37,649           --                     57,520
  Payable to related parties .......................     3,983        6,069           --                     10,052
  Accrued liabilities ..............................    18,865       24,023           --                     42,888
  Reserve for product warranty claims ..............    14,900           --           --                     14,900
                                                      --------     --------      -------     ---------     --------
    Total Current Liabilities ......................    57,772       73,496           --            --      131,268
Long-term debt less current maturities .............   507,878      166,820           --                    674,698
Reserve for product warranty claims ................    28,187          569           --                     28,756
Other liabilities ..................................    14,099          213           --                     14,312
                                                      --------     --------      -------     ---------     --------
Total Liabilities ..................................   607,936      241,098           --            --      849,034
Total Stockholders' Equity (Deficit) ...............   (77,865)     313,308       43,418      (356,726)     (77,865)
                                                      --------     --------      -------     ---------     --------
Total Liabilities and Stockholders'
Equity (Deficit) ...................................  $530,071     $554,406      $43,418     $(356,726)    $771,169
                                                      ========     ========      =======     =========     ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 17.  GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                   (THOUSANDS)

                                                                                   NON-
                                                       PARENT      GUARANTOR    GUARANTOR
                                                       COMPANY   SUBSIDIARIES  SUBSIDIARY  ELIMINATIONS  CONSOLIDATED
                                                      --------   ------------  ----------  ------------  ------------
ASSETS

Current Assets:
  Cash and cash equivalents ........................  $    133     $ 46,254      $    --     $      --     $ 46,387
  Accounts receivable, trade, net ..................    10,726       12,764           --                     23,490
  Accounts receivable, other .......................     5,005        1,827       32,937                     39,769
  Inventories ......................................    63,077       39,168           --                    102,245
  Other current assets .............................     1,487        2,403           --                      3,890
                                                      --------     --------      -------     ---------     --------
    Total Current Assets ...........................    80,428      102,416       32,937            --      215,781
Investment in subsidiaries .........................   379,589           --           --      (379,589)          --
Intercompany loans including accrued interest ......    81,781      (81,781)          --                         --
Due from (to) subsidiaries, net ....................  (213,596)     209,525        4,071                         --
Property, plant and equipment, net .................    45,128      306,939           --                    352,067
Excess of cost over net assets of businesses
  acquired, net ....................................    40,080       23,214           --                     63,294
Deferred income tax benefits .......................    32,924           --           --                     32,924
Tax receivable from parent corporations ............     9,000           --           --                      9,000
Other assets .......................................    16,654       16,605           --                     33,259
                                                      --------     --------      -------     ---------     --------
Total Assets .......................................  $471,988     $576,918      $37,008     $(379,589)    $706,325
                                                      ========     ========      =======     =========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Current maturities of long-term debt .............  $     --     $  5,556      $    --     $      --     $  5,556
  Accounts payable .................................    19,393       38,842           --                     58,235
  Payable to related parties .......................     1,296        7,614           --                      8,910
  Accrued liabilities ..............................    23,333       20,215           --                     43,548
  Reserve for product warranty claims ..............    14,900           --           --                     14,900
                                                      --------     --------      -------     ---------     --------
    Total Current Liabilities ......................    58,922       72,227           --                    131,149
Long-term debt less current maturities .............   438,374      161,522           --                    599,896
Reserve for product warranty claims ................    22,358          383           --                     22,741
Other liabilities ..................................    13,973          205           --                     14,178
                                                      --------     --------      -------     ---------     --------
Total Liabilities ..................................   533,627      234,337                                 767,964
Total Stockholders' Equity (Deficit) ...............   (61,639)     342,581       37,008      (379,589)     (61,639)
                                                      --------     --------      -------     ---------     --------
Total Liabilities and Stockholders'
  Equity (Deficit) .................................  $471,988     $576,918      $37,008     $(379,589)    $706,325
                                                      ========     ========      =======     =========     ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 17.  GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999
                                   (THOUSANDS)

                                                                                          NON-
                                                            PARENT      GUARANTOR      GUARANTOR
                                                           COMPANY     SUBSIDIARIES    SUBSIDIARY   CONSOLIDATED
                                                           -------     ------------    ----------   ------------
Cash and cash equivalents, beginning of year ..........    $    53       $ 24,936       $    --       $ 24,989
                                                           -------       --------       -------       --------
Cash provided by (used in) operating activities:

Net income (loss) .....................................     (5,937)        29,980                       24,043
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Extraordinary losses ............................      1,296             --                        1,296
      Depreciation ....................................      4,026         28,960                       32,986
      Goodwill and other amortization .................      1,931            744                        2,675
      Deferred income taxes ...........................     14,132             --                       14,132
      Noncash interest charges ........................      3,321             --                        3,321
   (Increase) decrease in working capital items .......     15,192        (40,065)       (1,327)       (26,200)
   Decrease in product warranty claims ................    (10,628)        (3,690)                     (14,318)
   Purchases of trading securities ....................         --       (139,522)                    (139,522)
   Proceeds from sales of trading securities ..........         --        243,097                      243,097
   Proceeds from sale of accounts receivable ..........      5,640             --                        5,640
   Increase in other assets ...........................     (1,392)        (3,109)                      (4,501)
   Decrease in other liabilities ......................     (1,987)          (348)                      (2,335)
   Change in net receivable from/payable to
      related parties/parent corporations .............     58,713       (108,833)        1,327        (48,793)
   Other, net .........................................    (18,020)        14,616                       (3,404)
                                                           -------       --------       -------       --------
Net cash provided by operating activities .............     66,287         21,830            --         88,117
                                                           -------       --------       -------       --------
Cash provided by (used in) investing activities:
   Capital expenditures ...............................     (3,562)       (41,760)                     (45,322)
   Acquisitions .......................................         --           (515)                        (515)
   Purchases of available-for-sale securities .........         --        (76,048)                     (76,048)
   Purchases of held-to-maturity securities ...........         --         (2,349)                      (2,349)
   Proceeds from sales of available-for-sale
      securities ......................................         --         97,400                       97,400
   Proceeds from held-to-maturity securities ..........         --          7,758                        7,758
   Proceeds from sales of other short-term
      investments .....................................         --         21,421                       21,421
                                                           -------       --------       -------       --------
Net cash provided by (used in) investing activities ...     (3,562)         5,907            --          2,345
                                                           -------       --------       -------       --------
Cash provided by (used in) financing activities:
   Proceeds from issuance of long-term debt ...........     31,850          6,093                       37,943
   Repayments of long-term debt .......................    (32,937)        (3,017)                     (35,954)
   Distributions to parent corporations ...............    (60,000)            --                      (60,000)
   Proceeds from issuance of common stock .............        870             --                          870
   Financing fees and expenses ........................     (2,358)            --                       (2,358)
                                                           -------       --------       -------       --------
Net cash provided by (used in) financing activities ...    (62,575)         3,076            --        (59,499)
                                                           -------       --------       -------       --------
Net change in cash and cash equivalents ...............        150         30,813            --         30,963
                                                           -------       --------       -------       --------
Cash and cash equivalents, end of year ................    $   203       $ 55,749       $    --       $ 55,952
                                                           =======       ========       =======       ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 17.  GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                   (THOUSANDS)

                                                                                           NON-
                                                            PARENT       GUARANTOR      GUARANTOR
                                                           COMPANY      SUBSIDIARIES    SUBSIDIARY   CONSOLIDATED
                                                           --------     ------------    ----------   ------------
Cash and cash equivalents, beginning of year ..........    $    203       $ 55,749        $    --       $ 55,952
                                                           --------       --------        -------       --------
Cash provided by (used in) operating activities:
Net income (loss) .....................................     (27,408)        16,251                       (11,157)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Extraordinary losses ..............................         330             --                           330
    Gain on sale of assets ............................          --        (17,505)                      (17,505)
    Depreciation ......................................       4,406         31,944                        36,350
    Goodwill and other amortization ...................       2,146            720                         2,866
    Deferred income taxes .............................      (7,475)            --                        (7,475)
    Noncash interest charges ..........................       1,922            726                         2,648
  (Increase) decrease in working capital items ........     (33,237)         5,107          8,339        (19,791)
  Increase in product warranty claims .................       9,317             25                         9,342
  Purchases of trading securities .....................          --           (980)                         (980)
  Proceeds from sales of trading securities ...........          --          2,172                         2,172
  Proceeds from sale of accounts receivable ...........         925             --                           925
  (Increase) decrease in other assets .................       3,180         (1,916)                        1,264
  Decrease in other liabilities .......................      (2,303)          (373)                       (2,676)
  Change in net receivable from/payable to
     related parties/parent corporations ..............      37,493        (43,126)        (8,339)       (13,972)
  Other, net ..........................................       2,785         (2,268)                          517
                                                           --------       --------        -------       --------
Net cash used in operating activities .................      (7,919)        (9,223)            --        (17,142)
                                                           --------       --------        -------       --------
Cash provided by (used in) investing activities:
  Capital expenditures ................................      (1,417)       (60,126)                      (61,543)
  Proceeds from sale of assets ........................          --         31,702                        31,702
  Purchases of available-for-sale securities ..........          --           (882)                         (882)
  Proceeds from sales of available-for-sale
    securities ........................................          --         58,284                        58,284
  Proceeds from sales of other short-term
    investments .......................................          --          1,590                         1,590
                                                           --------       --------        -------       --------
Ne cash provided by (used in) investing activities ....      (1,417)        30,568             --         29,151
                                                           --------       --------        -------       --------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt ............      34,044          7,002                        41,046
  Increase in borrowings under revolving
    credit facility ...................................      70,000             --                        70,000
  Repayments of long-term debt ........................     (34,198)        (3,858)                      (38,056)
  Distributions to parent corporations ................     (47,029)                                     (47,029)
  Net repurchase of common stock ......................      (1,180)            --                        (1,180)
  Financing fees and expenses .........................      (2,763)        (7,232)                       (9,995)
                                                           --------       --------        -------       --------
Net cash provided by (used in) financing activities ...      18,874         (4,088)            --         14,786
                                                           --------       --------        -------       --------
Net change in cash and cash equivalents ...............       9,538         17,257             --         26,795
                                                           --------       --------        -------       --------
Cash and cash equivalents, end of year ................    $  9,741       $ 73,006        $    --       $ 82,747
                                                           ========       ========        =======       ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 17.  GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001
                                   (THOUSANDS)

                                                                                          NON-
                                                          PARENT        GUARANTOR      GUARANTOR
                                                         COMPANY       SUBSIDIARIES   SUBSIDIARY   CONSOLIDATED
                                                         --------      ------------   ----------   ------------
------------------------
Cash and cash equivalents, beginning of year ........    $  9,741       $ 73,006       $     --       $ 82,747
                                                         --------       --------       --------       --------
Cash provided by (used in) operating activities:

Net income (loss) ...................................     (10,511)        29,273                        18,762
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation ....................................       2,764         34,432                        37,196
    Goodwill and other amortization .................       3,073            721                         3,794
    Deferred income taxes ...........................       9,973             --                         9,973
    Noncash interest charges ........................       3,270          1,286                         4,556
  (Increase) decrease in working capital items ......     (39,153)         2,477         10,932        (25,744)
  Decrease in product warranty claims ...............      (5,829)          (186)                       (6,015)
  Proceeds from sale of accounts receivable .........      34,669             --                        34,669
  Increase in other assets ..........................      (2,673)        (1,308)                       (3,981)
  Decrease in other liabilities .....................         (85)            (8)                          (93)
  Change in net receivable from/payable to
     related parties/parent corporations ............      70,908        (61,118)       (10,932)        (1,142)
  Other, net ........................................         131          1,155                         1,286
                                                         --------       --------       --------       --------
Net cash provided by operating activities ...........      66,537          6,724             --         73,261
                                                         --------       --------       --------       --------
Cash provided by (used in) investing activities:

  Capital expenditures ..............................        (915)       (27,170)                      (28,085)
                                                         --------       --------       --------       --------
Net cash used in investing activities ...............        (915)       (27,170)            --        (28,085)
                                                         --------       --------       --------       --------
Cash provided by (used in) financing activities:
  Decrease in borrowings under revolving
    credit facility .................................     (70,000)            --                       (70,000)
  Repayments of long-term debt ......................        (175)        (5,798)                       (5,973)
  Loan to parent corporation ........................      (2,536)            --                        (2,536)
  Financing fees and expenses .......................      (2,519)          (508)                       (3,027)
                                                         --------       --------       --------       --------
Net cash used in financing activities ...............     (75,230)        (6,306)            --        (81,536)
                                                         --------       --------       --------       --------
Net change in cash and cash equivalents .............      (9,608)       (26,752)            --        (36,360)
                                                         --------       --------       --------       --------
Cash and cash equivalents, end of year ..............    $    133       $ 46,254       $     --       $ 46,387
                                                         ========       ========       ========       ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

                         SUPPLEMENTARY DATA (UNAUDITED)
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     2000 BY QUARTER                             2001 BY QUARTER
                                         ---------------------------------------     ---------------------------------------
                                         FIRST      SECOND      THIRD     FOURTH      FIRST     SECOND      THIRD     FOURTH
                                         ------     ------     ------     ------     ------     ------     ------     ------
                                                                              (MILLIONS)
Net sales ............................   $289.8     $325.8     $330.9     $261.3     $265.0     $354.9     $376.3     $296.8
Cost of products sold ................    214.4      230.3      242.5      206.7      199.0      254.2      256.8      213.7
                                         ------     ------     ------     ------     ------     ------     ------     ------
Gross profit .........................   $ 75.4     $ 95.5     $ 88.4     $ 54.6     $ 66.0     $100.7     $119.5     $ 83.1
                                         ======     ======     ======     ======     ======     ======     ======     ======
Operating income (loss)* .............   $ 14.8     $ 28.6     $ 39.6     $(19.1)    $  9.5     $ 32.2     $ 43.6     $ 11.7
                                         ======     ======     ======     ======     ======     ======     ======     ======
Interest expense .....................   $ 12.4     $ 12.5     $ 13.4     $ 15.1     $ 15.2     $ 15.4     $ 15.0     $ 15.2
                                         ======     ======     ======     ======     ======     ======     ======     ======
Income (loss) before income taxes
   and extraordinary losses ..........   $  1.2     $ 13.8     $ 23.5     $(55.7)    $ (7.1)    $ 14.9     $ 26.8     $ (4.8)
Income tax (provision) benefit .......     (0.5)      (5.1)      (8.7)      20.6        2.6       (5.5)      (9.9)       1.8
                                         ------     ------     ------     ------     ------     ------     ------     ------
Income (loss) before
   extraordinary losses ..............      0.7        8.7       14.8      (35.1)      (4.5)       9.4       16.9       (3.0)
Extraordinary losses .................       --         --       (0.3)        --         --         --         --         --
                                         ------     ------     ------     ------     ------     ------     ------     ------
Net income (loss) ....................   $  0.7     $  8.7     $ 14.5     $(35.1)    $ (4.5)    $  9.4     $ 16.9     $ (3.0)
                                         ======     ======     ======     ======     ======     ======     ======     ======

----------

* The operating income for the third and the fourth quarters of 2000 reflect a $17.5 million gain on sale of assets, and a $15.0 million charge related to a provision for warranty claims, respectively. See Notes 2 and 4 to Consolidated Financial Statements.

                                                                     SCHEDULE II

                    BUILDING MATERIALS CORPORATION OF AMERICA

                        VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1999

                                                       BALANCE   CHARGED TO                         BALANCE
                                                      JANUARY 1,  SALES OR                        DECEMBER 31,
DESCRIPTION                                              1999     EXPENSES   DEDUCTIONS    OTHER      1999
-----------                                           ---------  ----------  ----------    -----  ------------
                                                                            (THOUSANDS)
Valuation and Qualifying Accounts Deducted from
  Assets To Which They Apply:
    Allowance for doubtful accounts ...............    $ 4,035     $   484    $   500(a)    $ --     $ 4,019(b)
    Allowance for discounts .......................     23,863      96,645     97,280        (33)     23,195
    Reserve for inventory market valuation ........      2,546       2,794      3,623         --       1,717
    Reserve for product warranty claims ...........     48,632      13,573     27,891         --      34,314


                                              YEAR ENDED DECEMBER 31, 2000

                                                       BALANCE   CHARGED TO                         BALANCE
                                                      JANUARY 1,  SALES OR                        DECEMBER 31,
DESCRIPTION                                              2000     EXPENSES   DEDUCTIONS    OTHER      2000
-----------                                           ---------  ----------  ----------    -----  ------------
                                                                            (THOUSANDS)
Valuation and Qualifying Accounts Deducted from
  Assets To Which They Apply:
    Allowance for doubtful accounts ...............    $ 4,019     $   413    $ 2,634(a)    $ --     $ 1,798(b)
    Allowance for discounts .......................     23,195     110,291    107,683         --      25,803
    Reserve for inventory market valuation ........      1,717         658      1,083       (289)      1,003
    Reserve for product warranty claims ...........     34,314      32,926     23,584         --      43,656


                                              YEAR ENDED DECEMBER 31, 2001

                                                       BALANCE   CHARGED TO                         BALANCE
                                                      JANUARY 1,  SALES OR                        DECEMBER 31,
DESCRIPTION                                              2001     EXPENSES   DEDUCTIONS    OTHER      2001
-----------                                           ---------  ----------  ----------    -----  ------------
                                                                            (THOUSANDS)
Valuation and Qualifying Accounts Deducted from
  Assets To Which They Apply:
    Allowance for doubtful accounts ...............    $ 1,798    $   346    $   786(a)    $(300)   $ 1,058(b)
    Allowance for discounts .......................     25,803    141,107    133,158         300     34,052
    Reserve for inventory market valuation ........      1,003      3,059        741         --       3,321
    Reserve for product warranty claims ...........     43,656     19,469     25,484         --      37,641

----------
Notes:
(a)  Represents write-offs of uncollectible accounts net of recoveries.
(b) The balances at December 31, 1999, 2000 and 2001 primarily reflect a reserve for receivables sold to a trust (see Note 8 to Consolidated Financial Statements).