Form 10-Q
period 2002-03-31
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS INVESTMENT CORP; BUILDING MATERIALS MANUFACTURING CORP
filed 2002-05-13
CIK 927314, 1078820, 1078706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended March 31, 2002

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

See Table of Additional Registrants Below.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  /X/          NO  / /

As of May 10, 2002, 1,015,010 shares of Class A Common Stock, $.001 par value, and 15,000 shares of Class B Common Stock, $.001 par value, of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

As of May 10, 2002, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares were held by non-affiliates.

                             ADDITIONAL REGISTRANTS

                                                                                                        Address, including zip
                                                                                                        code and telephone number,
                                                                                Commission File No./    including area code, of
Exact name of registrant as   State or other jurisdiction of    No. of Shares   I.R.S. Employer         registrant's principal
specified in its charter      incorporation or organization     Outstanding     Identification No.      executive offices
------------------------      -----------------------------     -----------     ------------------      -----------------
Building Materials            Delaware                          10              333-69749-01/           1361 Alps Road
Manufacturing Corporation                                                       22-3626208              Wayne, NJ  07470
                                                                                                        (973) 628-3000


Building Materials            Delaware                          10              333-69749-02/           300 Delaware Avenue
Investment Corporation                                                          22-3626206              Suite 303
                                                                                                        Wilmington, DE  19801
                                                                                                        (302) 427-5960



                         Part I - FINANCIAL INFORMATION
                          Item 1 - FINANCIAL STATEMENTS


                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                  Quarter Ended
                                             ------------------------
                                             April 1,        March 31,
                                               2001            2002
                                             --------        --------
                                                   (Thousands)
Net sales .............................      $264,961         $319,253
                                             --------         --------
Costs and expenses:
  Cost of products sold ...............       198,951          229,932
  Selling, general and administrative..        55,982           68,728
  Goodwill amortization ...............           494                -
                                             --------         --------
    Total costs and expenses...........       255,427          298,660
                                             --------         --------

Operating income ......................         9,534           20,593
Interest expense ......................       (15,203)         (13,746)
Other expense, net.....................        (1,483)          (2,284)
                                             --------         --------
Income (loss) before income taxes .....        (7,152)           4,563
Income tax (provision) benefit.........         2,646           (1,643)
                                             --------         --------

Net income (loss)......................      $ (4,506)         $ 2,920
                                             ========         ========





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,
                                                     December 31,     2002
                                                         2001      (Unaudited)
                                                     ------------   ---------
ASSETS                                                       (Thousands)
Current Assets:
  Cash and cash equivalents.........................  $  46,387     $  15,499
  Accounts receivable, trade, net...................     23,490        26,378
  Accounts receivable, other........................     39,769        84,889
  Inventories.......................................    102,245       111,540
  Other current assets..............................      3,890         4,971
                                                      ---------     ---------
    Total Current Assets............................    215,781       243,277
Property, plant and equipment, net..................    352,067       348,231
Excess of cost over net assets of businesses
  acquired, net ....................................     63,294        63,294
Deferred income tax benefits........................     32,924        31,544
Tax receivable from parent corporations.............      9,000         9,000
Other noncurrent assets.............................     33,259        31,164
                                                      ---------     ---------
Total Assets........................................  $ 706,325     $ 726,510
                                                      =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt..............  $   5,556     $   5,662
  Accounts payable..................................     58,235        66,894
  Payable to related parties........................      8,910        17,315
  Accrued liabilities...............................     43,548        46,398
  Reserve for product warranty claims...............     14,900        14,900
                                                       --------     ---------
    Total Current Liabilities.......................    131,149       151,169
                                                       --------     ---------
Long-term debt less current maturities..............    599,896       598,646
                                                       --------     ---------
Reserve for product warranty claims.................     22,741        21,744
                                                       --------     ---------
Other liabilities...................................     14,178        13,698
                                                       --------     ---------
Stockholders' Equity (Deficit):
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    400,000 shares authorized; no shares issued.....          -             -
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding..........................          1             1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 15,000 shares
    issued and outstanding .........................          -             -
  Loan receivable from parent corporation...........     (2,536)       (2,564)
  Accumulated deficit...............................    (59,104)      (56,184)
                                                       --------     ---------

    Total Stockholders' Equity (Deficit)............    (61,639)      (58,747)
                                                      ---------     ---------
Total Liabilities and Stockholders'
   Equity (Deficit).................................  $ 706,325     $ 726,510
                                                      =========     =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                             Quarter Ended
                                                          -------------------
                                                          April 1,   March 31,
                                                           2001        2002
                                                          --------   --------
                                                              (Thousands)
Cash and cash equivalents, beginning of period........... $ 82,747   $ 46,387
                                                          --------   --------
Cash provided by (used in) operating activities:
  Net income (loss)......................................   (4,506)     2,920
  Adjustments to reconcile net income to
   net cash used in operating activities:
      Depreciation.......................................    8,640      9,380
      Goodwill and other amortization....................      843        472
      Deferred income taxes..............................   (2,925)     1,380
      Noncash interest charges...........................    1,141      1,210
  Increase in working capital items......................  (67,979)   (62,092)
  Decrease in reserve for product warranty claims........   (2,919)      (997)
  Proceeds from sale of accounts receivable..............    9,550     15,217
  Change in net receivable from/payable to related
    parties/parent corporations..........................    5,546      8,405
  Other, net.............................................     (640)       360
                                                          --------   --------
Net cash used in operating activities....................  (53,249)   (23,745)
                                                          --------   --------
Cash provided by (used in) investing activities:
  Capital expenditures...................................   (2,433)    (5,549)
                                                          --------   --------
Net cash used in investing activities....................   (2,433)    (5,549)
                                                          --------   --------
Cash provided by (used in) financing activities:
  Increase in borrowings under revolving
    credit facilities....................................    7,000          -
  Repayments of long-term debt...........................   (3,151)    (1,353)
  Loan to parent corporation.............................        -        (28)
  Financing fees and expenses............................     (830)      (213)
                                                          --------   --------
Net cash provided by (used in) financing activities......    3,019     (1,594)
                                                          --------   --------
Net change in cash and cash equivalents..................  (52,663)   (30,888)
                                                          --------   --------
Cash and cash equivalents, end of period................. $ 30,084   $ 15,499
                                                          ========   ========
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)................. $  8,302   $ 12,496
    Income taxes.........................................      265          -


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Building Materials Corporation of America (the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at March 31, 2002, and the results of operations and cash flows for the periods ended April 1, 2001 and March 31, 2002. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K").

         Certain reclassifications have been made to conform to current year presentation.


Note 1.   Inventories

     Inventories consist of the following:
                                                      December 31,    March 31,
                                                         2001           2002
                                                      -----------     --------
                                                              (Thousands)

           Finished goods .....................       $ 66,417        $ 77,800
           Work-in-process ....................          8,800           5,806
           Raw materials and supplies .........         29,573          30,979
                                                      --------        --------
           Total ..............................        104,790         114,585
           Less LIFO reserve ..................         (2,545)         (3,045)
                                                      --------        --------
           Inventories ........................       $102,245        $111,540
                                                      ========        ========

Note 2.   Contingencies

Asbestos Litigation Against G-I Holdings

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

         Claimants in the G-I Holdings bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BHC's common stock and its indirect holdings of the Company's common stock. That action could result in a change of control of the Company. In addition, those claimants may seek to file Asbestos Claims against the Company (with approximately 1,900 alleged Asbestos Claims pending against the Company as of March 31, 2002). The Company believes that it will not sustain any liability in connection with these or any other asbestos-related claims. Furthermore, on February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing Asbestos Claims against the Company. On June 22, 2001, following a hearing, the Bankruptcy Court converted the temporary restraining order into a preliminary injunction, which is expected to remain in effect pending confirmation of a Chapter 11 plan of reorganization for the G-I Holdings estate. On February 7, 2001, G-I Holdings and the Company filed a defendant class action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that the Company has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings. No trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation. On May 3, 2002, G-I Holdings and the Company filed a summary judgment motion seeking entry of judgment against the Named Defendants in the action declaring that BMCA is not liable to them under any theory of successor liability or alter ego. The Court has not ruled on the motion. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

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

         For a further discussion with respect to the history of the foregoing litigation and asbestos-related matters, see Item 3,"Legal Proceedings," and Notes 3, 11 and 16 to Consolidated Financial Statements contained in the Company's Form 10-K.


Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated Sites or remedial obligations are imposed, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods. At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. The Company believes that the ultimate disposition of such matters will not, individually or in the aggregate, have a material adverse effect on the liquidity, financial position or results of operations of the Company.

         For further information regarding environmental matters and other litigation, reference is made to Item 3, "Legal Proceedings" contained in the Company's Form 10-K.

Tax Claim Against G-I Holdings

         The Company and certain of its subsidiaries were members of the consolidated group ("the G-I Holdings Group") for Federal income tax purposes that included G-I Holdings in certain prior years and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years.

         On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the Internal Revenue Service filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings bankruptcy. On May 7, 2002, G-I Holdings filed an objection to that proof of claim. If the IRS's proof of claim is sustained, the Company and/or certain of the Company's subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for a portion of those taxes and interest. If the IRS were to prevail for the years in which the Company and/or certain of its subsidiaries were part of the G-I Holdings Group, the Company would be severally liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions.

Note 3.    New Accounting Standards

         On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform an initial fair-value-based goodwill impairment test by the end of the second quarter of 2002. On an annualized basis, effective January 1, 2002, the Company's net income will increase by approximately $1.3 million, unless any impairment charges are necessary. The Company is currently evaluating its recorded goodwill for impairment, and expects to complete its analysis by the end of the second quarter of 2002.

           Net income exclusive of amortization expense for goodwill no longer being amortized is as follows:

                                                         Quarter Ended
                                                April 1, 2001   March 31, 2002
                                                -------------   --------------
                                                          (Thousands)

       Reported net income (loss)............     $(4,506)         $ 2,920
       Add back:  Goodwill amortization......         494               -
                                                  -------          -------
       Adjusted net income (loss)............     $(4,012)         $ 2,920
                                                  ========         =======

Note 4.  Guarantor Financial Information

         All of the Company's subsidiaries, other than BMCA Receivables Corporation, are guarantors under the Company's $100 million secured bank credit facility, the amended and restated $110 million secured bank credit facility, the 10 1/2% Senior Notes due 2003, the 7 3/4% Senior Notes due 2005, the 8 5/8% Senior Notes due 2006, the 8% Senior Notes due 2007 (the "2007 Notes"), and the 8% Senior Notes due 2008. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 2007 Notes.

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

                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                           Quarter Ended April 1, 2001
                                   (Thousands)
                                   (Unaudited)

                                        Parent       Guarantor
                                        Company     Subsidiaries     Eliminations     Consolidated
                                       ---------    ------------     ------------     ------------
Net sales............................. $ 241,395     $  23,566       $       -         $ 264,961
Intercompany net sales................    24,230       196,540        (220,770)                -
                                       ---------     ---------       ---------         ---------
Total net sales.......................   265,625       220,106        (220,770)          264,961
                                       ---------     ---------       ---------         ---------

Costs and expenses:
  Cost of products sold...............   220,248       199,473        (220,770)          198,951
  Selling, general and administrative.    40,537        15,445                            55,982
  Goodwill amortization...............       314           180                               494
  Transition service agreement
    (income) expense..................        25           (25)                                -
                                       ---------     ---------       ---------          --------
Total costs and expenses..............   261,124       215,073        (220,770)          255,427
                                       ---------     ---------       ---------          --------
Operating income......................     4,501         5,033               -             9,534

Equity in earnings of subsidiaries....     5,227             -          (5,227)                -
Intercompany licensing income
  (expense), net......................    (7,242)        7,242                                 -
Interest expense......................   (11,223)       (3,980)                          (15,203)
Other income (expense), net...........    (1,485)            2                            (1,483)
                                       ---------     ---------       ---------          --------

Income (loss) before income taxes.....   (10,222)        8,297          (5,227)           (7,152)
Income tax (provision) benefit........     5,716        (3,070)                            2,646
                                        --------     ---------       ---------          --------

Net income (loss)..................... $  (4,506)    $   5,227       $  (5,227)         $ (4,506)
                                       =========     =========       =========          ========

                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                          Quarter Ended March 31, 2002
                                   (Thousands)
                                   (Unaudited)

                                        Parent        Guarantor
                                        Company      Subsidiaries     Eliminations     Consolidated
                                       ---------     ------------     ------------     ------------
Net sales............................. $ 294,302      $  24,951        $      -           $319,253
Intercompany net sales................    16,407        211,153        (227,560)                 -
                                       ---------      ---------        --------           --------
Total net sales.......................   310,709        236,104        (227,560)           319,253
                                       ---------      ---------        --------           --------

Costs and expenses:
  Cost of products sold...............   246,219        211,273        (227,560)           229,932
  Selling, general and administrative.    51,438         17,290                             68,728
  Transition service agreement
    (income) expense..................        25            (25)                                 -
                                       ---------      ---------        --------           --------
Total costs and expenses..............   297,682        228,538        (227,560)           298,660
                                       ---------      ---------        --------           --------

Operating income......................    13,027          7,566               -             20,593

Equity in earnings
  of subsidiaries.....................     7,888              -          (7,888)                 -
Intercompany licensing income
  (expense), net......................    (8,829)         8,829                                  -
Interest expense......................    (9,582)        (4,164)                           (13,746)
Other income (expense), net...........    (2,378)            94                             (2,284)
                                       ---------      ---------        --------           --------
Income before income taxes............       126         12,325          (7,888)             4,563
Income tax (provision) benefit........     2,794         (4,437)                            (1,643)
                                       ---------      ---------        --------           --------
Net income............................ $   2,920      $   7,888        $ (7,888)          $  2,920
                                       =========      =========        ========           ========


                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                                December 31, 2001
                                   (Thousands)
                                   (Unaudited)

                                                                      Non-
                                            Parent   Guarantor      Guarantor    Elim-
                                           Company  Subsidiaries   Subsidiary   inations   Consolidated
                                          --------- ------------- ------------ ----------- ------------
ASSETS
Current Assets:
  Cash and cash equivalents............... $     133  $  46,254    $      -    $      -     $ 46,387
  Accounts receivable, trade, net.........    10,726     12,764           -                   23,490
  Accounts receivable, other..............     5,005      1,827      32,937                   39,769
  Inventories.............................    63,077     39,168           -                  102,245
  Other current assets....................     1,487      2,403           -                    3,890
                                           ---------  ---------    --------    ---------    --------
    Total Current Assets..................    80,428    102,416      32,937            -     215,781

Investment in subsidiaries................   379,589          -           -     (379,589)          -
Intercompany loans including accrued
  interest................................    81,781    (81,781)          -                        -
Due from(to)subsidiaries, net.............  (204,934)   200,863       4,071                        -
Property, plant and equipment, net........    36,466    315,601           -                  352,067
Excess of cost over net assets of
  businesses acquired, net................    40,080     23,214           -                   63,294
Deferred income tax benefits..............    32,924          -           -                   32,924
Tax receivable from parent corporations...     9,000          -           -                    9,000
Other noncurrent assets...................    16,654     16,605           -                   33,259
                                           ---------  ---------    --------    ---------    --------
Total Assets.............................. $ 471,988  $ 576,918    $ 37,008    $(379,589)   $706,325
                                           =========  =========    ========    =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt.... $       -  $   5,556    $      -    $       -    $  5,556
  Accounts payable........................    19,393     38,842           -                   58,235
  Payable to related parties..............     1,296      7,614           -                    8,910
  Accrued liabilities.....................    23,333     20,215           -                   43,548
  Reserve for product warranty claims.....    14,900          -           -                   14,900
                                           ---------  ---------    --------    ---------    --------
    Total Current Liabilities.............    58,922     72,227           -            -     131,149

Long-term debt less current maturities....   438,374    161,522           -                  599,896
Reserve for product warranty claims.......    22,358        383           -                   22,741
Other liabilities.........................    13,973        205           -                   14,178
                                           ---------  ---------    --------    ---------    --------
Total Liabilities.........................   533,627    234,337           -            -     767,964
Total Stockholders' Equity (Deficit)......   (61,639)   342,581      37,008     (379,589)    (61,639)
                                           ---------  ---------    --------    ---------    --------
Total Liabilities and Stockholders'
    Equity (Deficit) ..................... $ 471,988  $ 576,918    $ 37,008    $(379,589)   $706,325
                                           =========  =========    ========    =========    ========

                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                                 March 31, 2002
                                   (Thousands)
                                   (Unaudited)

                                                                      Non-
                                            Parent   Guarantor      Guarantor     Elim-
                                           Company  Subsidiaries   Subsidiary   inations   Consolidated
                                          --------- ------------- ------------ ----------- ------------
ASSETS
Current Assets:
  Cash and cash equivalents............... $      14   $ 15,485    $      -    $      -     $ 15,499
  Accounts receivable, trade, net.........     9,574     16,804           -                   26,378
  Accounts receivable, other..............     1,858      1,765      81,266                   84,889
  Inventories.............................    74,362     37,178           -                  111,540
  Other current assets....................       417      4,554           -                    4,971
                                           ---------   --------    --------    ---------    --------
    Total Current Assets..................    86,225     75,786      81,266            -     243,277

Investment in subsidiaries................   434,280          -           -     (434,280)          -
Intercompany loans including accrued
  interest................................    82,657    (82,657)          -                        -
Due from(to)subsidiaries, net.............  (255,508)   252,962       2,546                        -
Property, plant and equipment, net........    36,354    311,877           -                  348,231
Excess of cost over net assets of
  businesses acquired, net................    40,080     23,214           -                   63,294
Deferred income tax benefits..............    31,544          -           -                   31,544
Tax receivable from parent corporations...     9,000          -           -                    9,000
Other noncurrent assets...................    14,640     16,524           -                   31,164
                                           ---------  ---------    --------    ---------    --------
Total Assets.............................. $ 479,272  $ 597,706    $ 83,812    $(434,280)   $726,510
                                           =========  =========    ========    =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt.... $       -  $   5,662    $      -    $       -    $  5,662
  Accounts payable........................    27,263     39,631           -                   66,894
  Payable to related parties..............     2,277     15,038           -                   17,315
  Accrued liabilities.....................    19,998     26,400           -                   46,398
  Reserve for product warranty claims.....    14,900          -           -                   14,900
                                           ---------  ---------    --------    ---------    --------
    Total Current Liabilities.............    64,438     86,731           -            -     151,169

Long-term debt less current maturities....   438,503    160,143           -                  598,646
Reserve for product warranty claims.......    21,577        167           -                   21,744
Other liabilities.........................    13,501        197           -                   13,698
                                           ---------  ---------    --------    ---------    --------
Total Liabilities.........................   538,019    247,238           -            -     785,257
Total Stockholders' Equity (Deficit)......   (58,747)   350,468      83,812     (434,280)    (58,747)
                                           ---------  ---------    --------    ---------    --------
Total Liabilities and Stockholders'
    Equity (Deficit) ..................... $ 479,272  $ 597,706    $ 83,812    $(434,280)   $726,510
                                           =========  =========    ========    =========    ========


                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                           Quarter Ended April 1, 2001
                                   (Thousands)
                                   (Unaudited)

                                                                                  Non-
                                                       Parent    Guarantor      Guarantor
                                                      Company   Subsidiaries   Subsidiary   Consolidated
                                                      --------  ------------   -----------  ------------
Cash and cash equivalents, beginning of period....... $  9,741    $  73,006    $       -    $ 82,747
                                                      --------    ---------    ---------    --------
Cash provided by (used in) operating activities:
Net income (loss)....................................   (9,733)       5,227                   (4,506)
Adjustments to reconcile net income(loss) to net
  cash provided by (used in) operating activities:
    Depreciation.....................................      677        7,963                    8,640
    Goodwill and other amortization..................      663          180                      843
    Deferred income taxes............................   (2,925)           -                   (2,925)
    Noncash interest charges.........................      891          250                    1,141
Increase in working capital items....................   (3,299)     (15,423)     (49,257)    (67,979)
Decrease in product warranty claims..................   (2,026)        (893)                  (2,919)
Proceeds from sales of accounts receivable...........    9,550            -                    9,550
Change in net receivable from/payable to
  related parties/parent corporations................  (10,060)     (33,651)      49,257       5,546
Other, net...........................................       57         (697)                    (640)
                                                      --------    ---------    ---------    --------
Net cash provided by (used in) operating activities..  (16,205)     (37,044)           -     (53,249)
                                                      --------    ---------    ---------    --------
Cash provided by (used in) investing activities:
  Capital expenditures...............................      (29)      (2,404)                  (2,433)
                                                      --------    ---------    ---------    --------
Net cash used in investing activities................      (29)      (2,404)           -      (2,433)
                                                      --------    ---------    ---------    --------

Cash provided by (used in) financing activities:
  Increase in borrowings under revolving
    credit facility..................................    7,000            -                    7,000
  Repayments of long-term debt.......................      (55)      (3,096)                  (3,151)
  Financing fees and expenses........................     (438)        (392)                    (830)
                                                      --------    ---------    ---------   ---------
Net cash provided by (used in) financing activities..    6,507       (3,488)           -       3,019
                                                      --------    ---------    ---------   ---------
Net change in cash and cash equivalents..............   (9,727)     (42,936)           -     (52,663)
                                                      --------    ---------    ---------   ---------
Cash and cash equivalents, end of period............. $     14    $  30,070    $       -   $  30,084
                                                      ========    =========    =========   =========


                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                          Quarter Ended March 31, 2002
                                   (Thousands)
                                   (Unaudited)

                                                                                   Non-
                                                        Parent     Guarantor     Guarantor
                                                       Company   Subsidiaries   Subsidiary   Consolidated
                                                      ---------  ------------   ----------   ------------
Cash and cash equivalents, beginning of period....... $     133   $  46,254     $       -     $ 46,387
                                                      ---------   ---------     ---------     --------
Cash provided by (used in) operating activities:
Net income(loss).....................................    (4,968)      7,888                      2,920
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation.....................................       593       8,787                      9,380
    Goodwill and other amortization..................       472           -                        472
    Deferred income taxes............................     1,380           -                      1,380
    Noncash interest charges.........................       879         331                      1,210
(Increase) decrease in working capital items.........   (16,598)      2,835       (48,329)     (62,092)
Decrease in product warranty claims..................      (781)       (216)                      (997)
Proceeds from sale of accounts receivable............    15,217           -                     15,217
Change in net receivable from/payable to
  related parties/parent corporations................     3,876     (43,800)       48,329        8,405
Other, net...........................................       525        (165)                       360
                                                      ---------   ---------     ---------     --------
Net cash provided by (used in) operating activities..       595     (24,340)            -      (23,745)
                                                      ---------   ---------     ---------     --------

Cash provided by (used in) investing activities:
  Capital expenditures...............................      (473)     (5,076)                    (5,549)
                                                      ---------   ---------     ---------     --------
Net cash used in investing activities................      (473)     (5,076)            -       (5,549)
                                                      ---------   ---------     ---------     --------

Cash provided by (used in) financing activities:
  Repayments of long-term debt.......................         -      (1,353)                    (1,353)
  Financing fees and expenses........................      (213)          -                       (213)
  Loan to parent corporation.........................       (28)          -                        (28)
                                                      ---------   ---------     ---------     --------
Net cash used in financing activities................      (241)     (1,353)            -       (1,594)
                                                      ---------   ---------     ---------     --------
Net change in cash and cash equivalents..............      (119)    (30,769)            -      (30,888)
                                                      ---------   ---------     ---------     --------
Cash and cash equivalents, end of period............. $      14   $  15,485     $       -     $ 15,499
                                                      =========   =========     =========     ========

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations - First Quarter 2002 Compared With
                        First Quarter 2001

         We recorded net income in the first quarter of 2002 of $2.9 million compared with a net loss of $4.5 million in the first quarter of 2001. The improved results in the first quarter of 2002 were primarily due to higher net sales and lower manufacturing and raw material costs together with lower interest expense.

         Net sales for the first quarter of 2002 were $319.3 million, a 20.5% increase over last year's net sales of $265.0 million, with the increase primarily due to net sales gains in residential roofing products, partially offset by decreased net sales in commercial roofing products. The increase in net sales of residential roofing products reflected higher unit volumes and higher average selling prices, while the decline in net sales of commercial roofing products was attributable to lower unit volumes and lower average selling prices.

         Operating income in the first quarter of 2002 was $20.6 million compared with $9.5 million in the first quarter of 2001. The increase in operating income was primarily attributable to higher net sales of residential roofing products and lower manufacturing and raw material costs, partially offset by higher selling, general and administrative expenses and lower net sales of commercial roofing products. As a result of the initial adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill amortization, which amounted to $0.5 million in the first quarter of 2001, is no longer being recorded in the first quarter of 2002.

         Interest expense for the first quarter of 2002 decreased to $13.7 million from $15.2 million for the same period in 2001, primarily due to lower average borrowings and a lower average interest rate. Other expense net, was $2.3 million for the first quarter of 2002 compared with $1.4 million for the same period in 2001.


Liquidity and Financial Condition

         Net cash outflow during the first quarter of 2002 was $29.3 million, before financing activities, and included the use of $23.7 million of cash for operations and the reinvestment of $5.5 million for capital programs.

         Cash invested in additional working capital totaled $62.1 million during the first quarter of 2002, primarily reflecting seasonal increases in accounts receivable of $63.2 million, including a $63.5 million increase in the receivable from the third party which purchases certain of our trade accounts receivable, and $9.3 million in inventories, partially offset by a $11.5 million increase in accounts payable and accrued liabilities. The net cash used for operating activities also included $15.2 million of net proceeds from the sale of accounts receivable to a third party in connection with our Accounts Receivable Securitization Agreement and a $8.4 million net increase in the payable to related parties/parent corporations.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


         Net cash used in financing activities totaled $1.6 million during the first quarter of 2002, reflecting $1.4 million in repayments of long-term debt and $0.2 million in financing fees and expenses.

         As a result of the foregoing factors, cash and cash equivalents decreased by $30.9 million during the first quarter of 2002 to $15.5 million.

         See Note 2 to Consolidated Financial Statements for information regarding contingencies.

                                      * * *


Forward-looking Statements

         This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. The Company's operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.


                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of March 31, 2002 and there was no hedging activity in the quarter ended March 31, 2002.

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings

         As of March 31, 2002, 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber are pending against Building Materials Corporation of America. See Note 2 to Consolidated Financial Statements above.



Item 6. Exhibits and Reports on Form 8-K


(a)        Exhibits

           None


(b)        No Reports on Form 8-K were filed during the quarter ended
           March 31, 2002.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          BUILDING MATERIALS CORPORATION OF AMERICA
                          BUILDING MATERIALS MANUFACTURING CORPORATION



DATE:  May 13, 2002              BY: /s/John F. Rebele
       -----------------             ---------------------------------------
                                     John F. Rebele
                                     Senior Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer)


DATE:  May 13, 2002              BY: /s/James T. Esposito
       -----------------             ---------------------------------------
                                     James T. Esposito
                                     Vice President and Controller
                                     (Principal Accounting Officer)

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant listed below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          BUILDING MATERIALS INVESTMENT CORPORATION


DATE:  May 13, 2002              BY: /s/John F. Rebele
       -----------------             ---------------------------------------
                                     John F. Rebele
                                     Senior Vice President
                                     and Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)