Form 10-Q
period 2002-06-30
BUILDING MATERIALS CORP OF AMERICA
filed 2002-08-14
CIK 927314

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended June 30, 2002

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

YES  /X/          NO  / /

As of August 9, 2002, 1,015,010 shares of Class A Common Stock, $.001 par value, and 15,000 shares of Class B Common Stock, $.001 par value, of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

As of August 9, 2002, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares were held by non-affiliates.

                                                ADDITIONAL REGISTRANTS

                                                                                                      Address, including zip code
                                                                                                      and telephone number,
                               State or other jurisdiction                   Commission File          including area code, of
Exact name of registrant as    of incorporation or           No. of Shares   No./I.R.S. Employer      registrant's principal
specified in its charter       organization                  Outstanding     Identification No.       executive offices
---------------------------    ---------------------------   -------------   -------------------      ---------------------------
Building Materials             Delaware                      10              333-69749-01/             1361 Alps Road
Manufacturing Corporation                                                    22-3626208                Wayne, NJ  07470
                                                                                                       (973) 628-3000


Building Materials             Delaware                      10              333-69749-02/             300 Delaware Avenue
Investment Corporation                                                       22-3626206                Suite 303
                                                                                                       Wilmington, DE  19801
                                                                                                       (302) 427-5960

                         Part I - FINANCIAL INFORMATION
                          Item 1 - FINANCIAL STATEMENTS


                    BUILDING MATERIALS CORPORATION OF AMERICA

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                           Second Quarter Ended        Six Months Ended
                                          ---------------------     ----------------------
                                            July 1,     June 30,      July 1,     June 30,
                                             2001         2002         2001         2002
                                          ---------    ---------    ---------    ---------
                                                             (Thousands)
Net sales .............................   $ 354,925    $ 369,398    $ 619,886    $ 688,651
                                          ---------    ---------    ---------    ---------
Costs and expenses:
  Cost of products sold ...............     254,185      251,305      453,135      481,237
  Selling, general and administrative..      67,989       74,729      123,971      143,457
  Goodwill amortization ...............         516            -        1,010            -
                                          ---------    ---------    ---------    ---------
    Total costs and expenses ..........     322,690      326,034      578,116      624,694
                                          ---------    ---------    ---------    ---------

Operating income ......................      32,235       43,364       41,770       63,957
Interest expense ......................     (15,399)     (14,004)     (30,603)     (27,750)
Other expense, net ....................      (1,985)      (2,111)      (3,468)      (4,395)
                                          ---------    ---------    ---------    ---------
Income before income taxes ............      14,851       27,249        7,699       31,812
Income taxes ..........................      (5,495)      (9,809)      (2,849)     (11,452)
                                          ---------    ---------    ---------    ---------

Net income ............................   $   9,356    $  17,440    $   4,850    $  20,360
                                          =========    =========    =========    =========




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,
                                                        December 31,     2002
                                                            2001     (Unaudited)
                                                         ---------    ---------
ASSETS                                                       (Thousands)
Current Assets:
  Cash and cash equivalents ..........................   $  46,387    $  23,336
  Accounts receivable, trade, net ....................      23,490       32,812
  Accounts receivable, other .........................      39,769      101,931
  Inventories ........................................     102,245      114,788
  Other current assets ...............................       3,890        5,938
                                                         ---------    ---------
    Total Current Assets .............................     215,781      278,805
Property, plant and equipment, net ...................     352,067      342,855
Excess of cost over net assets of businesses
  acquired, net ......................................      63,294       63,294
Deferred income tax benefits .........................      32,924       21,997
Tax receivable from parent corporations ..............       9,000       10,250
Other noncurrent assets ..............................      33,259       30,090
                                                         ---------    ---------
Total Assets .........................................   $ 706,325    $ 747,291
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt ...............   $   5,556    $   5,774
  Accounts payable ...................................      58,235       69,086
  Payable to related parties .........................       8,910       15,409
  Accrued liabilities ................................      43,548       51,750
  Reserve for product warranty claims ................      14,900       14,900
                                                         ---------    ---------
    Total Current Liabilities ........................     131,149      156,919
                                                         ---------    ---------
Long-term debt less current maturities ...............     599,896      597,328
                                                         ---------    ---------
Reserve for product warranty claims ..................      22,741       20,866
                                                         ---------    ---------
Other liabilities ....................................      14,178       13,659
                                                         ---------    ---------
Stockholders' Equity (Deficit):
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    400,000 shares authorized; no shares issued ......           -            -
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding ...........................           1            1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 15,000 shares
    issued and outstanding ...........................           -            -
  Loan receivable from parent corporation ............      (2,536)      (2,592)
  Accumulated deficit ................................     (59,104)     (38,890)
                                                         ---------    ---------

    Total Stockholders' Equity (Deficit) .............     (61,639)     (41,481)
                                                         ---------    ---------
Total Liabilities and Stockholders'
   Equity (Deficit) ..................................   $ 706,325    $ 747,291
                                                         =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                           Six Months Ended
                                                          -------------------
                                                           July 1    June 30,
                                                            2001       2002
                                                          --------   --------
                                                             (Thousands)

Cash and cash equivalents, beginning of period .......    $ 82,747     $ 46,387
                                                          --------     --------

Cash provided by (used in) operating activities:
  Net income .........................................       4,850       20,360
  Adjustments to reconcile net income to
   net cash used in operating activities:
      Depreciation ...................................      17,520       18,971
      Goodwill and other amortization ................       1,819          952
      Deferred income taxes ..........................       2,294       10,927
      Noncash interest charges .......................       2,187        2,494
  Increase in working capital items ..................     (94,041)     (82,322)
  Decrease in reserve for product warranty claims ....      (5,131)      (1,875)
  Proceeds from sale of accounts receivable ..........      49,999       15,300
  Change in net receivable from/payable to related
    parties/parent corporations ......................       6,362        5,249
  Other, net .........................................        (508)         353
                                                          --------     --------
Net cash used in operating activities ................     (14,649)      (9,591)
                                                          --------     --------

Cash provided by (used in) investing activities:
  Capital expenditures ...............................      (7,277)     (10,236)
                                                          --------     --------

Net cash used in investing activities ................      (7,277)     (10,236)
                                                          --------     --------
Cash provided by (used in) financing activities:

  Decrease in borrowings under revolving
    credit facilities ................................      (1,000)           -
  Repayments of long-term debt .......................      (3,339)      (2,801)
  Distributions to parent corporations ...............      (1,249)        (145)
  Loan to parent corporation .........................           -          (57)
  Financing fees and expenses ........................      (1,299)        (221)
                                                          --------     --------
Net cash used in financing activities ................      (6,887)      (3,224)
                                                          --------     --------
Net change in cash and cash equivalents ..............     (28,813)     (23,051)
                                                          --------     --------
Cash and cash equivalents, end of period .............    $ 53,934     $ 23,336
                                                          ========     ========
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized) .............    $ 31,345     $ 25,256
    Income taxes .....................................         603        1,450



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Building Materials Corporation of America (the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at June 30, 2002, and the results of operations and cash flows for the periods ended July 1, 2001 and June 30, 2002. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K").

         Certain reclassifications have been made to conform to current year presentation.


Note 1.   Inventories

     Inventories consist of the following:

                                 December 31,    June 30,
                                     2001         2002
                                  ---------    ---------
                                        (Thousands)

     Finished goods ...........   $  66,417    $  80,810
     Work-in-process ..........       8,800        6,504
     Raw materials and supplies      29,573       31,369
                                  ---------    ---------
     Total ....................     104,790      118,683
     Less LIFO reserve ........      (2,545)      (3,895)
                                  ---------    ---------
     Inventories ..............   $ 102,245    $ 114,788
                                  =========    =========

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

         Claimants in the G-I Holdings bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BHC's common stock and its indirect holdings of the Company's common stock. That action could result in a change of control of the Company. In addition, those claimants may seek to file Asbestos Claims against the Company (with approximately 1,900 alleged Asbestos Claims pending against the Company as of June 30, 2002). The Company believes that it will not sustain any liability in connection with these or any other asbestos-related claims. Furthermore, on February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing Asbestos Claims against the Company. On June 22, 2001, following a hearing, the Bankruptcy Court converted the temporary restraining order into a preliminary injunction, which is expected to remain in effect pending confirmation of a Chapter 11 plan of reorganization for the G-I Holdings estate. On February 7, 2001, G-I Holdings and the Company filed a defendant class action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that the Company has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings. No trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation. On May 3, 2002, G-I Holdings and the Company filed a summary judgment motion seeking entry of judgment against the Named Defendants in the action declaring that BMCA is not liable to them under any theory of successor liability or alter ego. On July 1, 2002, the statutory creditors' committee (the "Committee") appointed by the G-I Holdings bankruptcy court filed a motion with the U.S. District Court to withdraw the reference of the declaratory judgment motion to the bankruptcy court. There has been no court ruling on either the motion for summary judgment or the motion to withdraw the reference. On August 1, 2002, G-I Holdings and the Company filed motions for leave to file an amended complaint to add parties and to remove the class action allegations, on which motions the court has not ruled. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

         On February 8, 2001, the Committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court for the District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of the Company with G-I Holdings or an order directing G-I Holdings to cause the Company to file for bankruptcy protection. The Company and G-I Holdings intend to vigorously defend the lawsuit. The Company believes that no basis exists for the court to grant the relief requested. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the Bankruptcy Court refused to grant the requested interim relief.

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

Tax Claim Against G-I Holdings

         The Company and certain of its subsidiaries were members of the consolidated group (the "G-I Holdings Group") for Federal income tax purposes that included G-I Holdings in certain prior years and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years.

         On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P., a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the Internal Revenue Service filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings bankruptcy. On May 7, 2002, G-I Holdings filed an objection to that proof of claim. On July 13, 2002, the IRS filed a motion with the U.S. District Court for a withdrawal of the reference of G-I Holdings' objection to the proof of claim to the bankruptcy court. If the IRS's proof of claim is sustained, the Company and/or certain of the Company's subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for a portion of those taxes and interest. If the IRS were to prevail for the years in which the Company and/or certain of its subsidiaries were part of the G-I Holdings Group, the Company would be severally liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions.

Note 3.  New Accounting Standards

         On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company performed an initial fair-value-based goodwill impairment test in the second quarter of 2002. This test resulted in an evaluation that there was no impairment as of January 1, 2002.

         Net income exclusive of amortization expense for goodwill no longer being amortized is as follows:

                                         Second Quarter Ended               Six Months Ended
                                         --------------------               ----------------
                                      July 1,            June 30,      July 1,            June 30,
                                       2001                2002         2001                2002
                                      -------            -------       -------            -------
                                                              (Thousands)
       Reported net income......     $ 9,356             $17,440       $4,850             $20,360
       Add back:  Goodwill
        Amortization ...........         516                   -        1,010                   -
                                     -------             -------      -------             -------
       Adjusted net income......     $ 9,872             $17,440       $5,860             $20,360
                                     =======             =======      =======             =======


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

         The Company and BMMC entered into license agreements, effective January 1, 1999, for the right to use intellectual property, including patents, trademarks, know-how, and franchise rights owned by Building Materials Investment Corporation, a wholly-owned subsidiary of the Company, for a license fee stated as a percentage of net sales. The license agreements are for a period of one year and are subject to automatic renewal unless either party terminates with 60 days written notice. Also, effective January 1, 1999, BMMC sells all finished goods to the Company at a manufacturing profit. Such transactions have been eliminated in consolidation.

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

                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                        Second Quarter Ended July 1, 2001
                                   (Thousands)
                                   (Unaudited)

                                        Parent       Guarantor
                                       Company      Subsidiaries     Eliminations     Consolidated
                                       ---------    ------------     ------------     ------------
Net sales............................. $ 323,947     $  30,978       $       -         $ 354,925
Intercompany net sales................    29,067       247,253        (276,320)                -
                                       ---------     ---------       ---------         ---------
Total net sales.......................   353,014       278,231        (276,320)          354,925
                                       ---------     ---------       ---------         ---------

Costs and expenses:
  Cost of products sold...............   278,562       251,943        (276,320)          254,185
  Selling, general and administrative.    49,744        18,245                            67,989
  Goodwill amortization...............       337           179                               516
  Transition service agreement
    (income) expense..................        25           (25)                                -
                                       ---------     ---------       ---------         ---------
Total costs and expenses..............   328,668       270,342        (276,320)          322,690
                                       ---------     ---------       ---------         ---------
Operating income......................    24,346         7,889               -            32,235

Equity in earnings of subsidiaries....     8,484             -          (8,484)                -
Intercompany licensing income
  (expense), net......................    (9,719)        9,719                                 -
Interest expense......................   (10,370)       (5,029)                          (15,399)
Other income (expense), net...........    (2,873)          888                            (1,985)
                                       ---------     ---------       ---------         ---------

Income before income taxes............     9,868        13,467          (8,484)           14,851
Income taxes .........................      (512)       (4,983)                           (5,495)
                                       ---------     ---------       ---------         ---------

Net income............................ $   9,356     $   8,484       $  (8,484)        $   9,356
                                       =========     =========       ==========        =========

                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                       Second Quarter Ended June 30, 2002
                                   (Thousands)
                                   (Unaudited)

                                         Parent        Guarantor
                                        Company      Subsidiaries     Eliminations     Consolidated
                                       ---------     ------------     ------------     ------------
Net sales............................. $ 335,629      $  33,769        $      -          $ 369,398
Intercompany net sales................    16,901        232,748        (249,649)                 -
                                       ---------      ---------        --------          ---------
Total net sales.......................   352,530        266,517        (249,649)           369,398
                                       ---------      ---------        --------          ---------

Costs and expenses:
  Cost of products sold...............   264,010        236,944        (249,649)           251,305
  Selling, general and administrative.    56,034         18,695                             74,729
  Transition service agreement
    (income) expense..................        25            (25)                                 -
                                       ---------      ---------        --------          ---------
Total costs and expenses..............   320,069        255,614        (249,649)           326,034
                                       ---------      ---------        --------          ---------

Operating income......................    32,461         10,903               -             43,364

Equity in earnings
  of subsidiaries.....................    10,949              -         (10,949)                 -
Intercompany licensing income
  (expense), net......................   (10,069)        10,069                                  -
Interest expense......................    (9,937)        (4,067)                           (14,004)
Other income (expense), net...........    (2,314)           203                             (2,111)
                                       ---------      ---------        --------          ---------
Income before income taxes............    21,090         17,108         (10,949)            27,249
Income taxes..........................    (3,650)        (6,159)                            (9,809)
                                       ---------      ---------        --------          ---------
Net income............................ $  17,440      $  10,949        $(10,949)         $  17,440
                                       =========      =========        ========          =========

                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                          Six Months Ended July 1, 2001
                                   (Thousands)
                                   (Unaudited)

                                        Parent       Guarantor
                                       Company      Subsidiaries     Eliminations     Consolidated
                                       ---------    ------------     ------------     ------------
Net sales............................. $ 565,342     $  54,544       $       -         $ 619,886
Intercompany net sales................    53,297       443,793        (497,090)                -
                                       ---------     ---------       ---------         ---------
Total net sales.......................   618,639       498,337        (497,090)          619,886
                                       ---------     ---------       ---------         ---------

Costs and expenses:
  Cost of products sold...............   498,810       451,415        (497,090)          453,135
  Selling, general and administrative.    90,281        33,690                           123,971
  Goodwill amortization...............       651           359                             1,010
  Transition service agreement
    (income) expense .................        50           (50)                                -
                                       ---------     ---------       ---------         ---------
Total costs and expenses..............   589,792       485,414        (497,090)          578,116
                                       ---------     ---------       ---------         ---------
Operating income......................    28,847        12,923               -            41,770

Equity in earnings of subsidiaries....    13,711             -         (13,711)                -
Intercompany licensing income
  (expense), net......................   (16,960)       16,960                                 -
Interest expense......................   (21,592)       (9,011)                          (30,603)
Other income (expense), net...........    (4,358)          890                            (3,468)
                                       ---------     ---------       ---------         ---------

Income (loss) before income taxes.....      (352)       21,762         (13,711)            7,699
Income taxes..........................     5,202        (8,051)                           (2,849)
                                       ---------     ---------       ---------         ---------

Net income............................ $   4,850     $  13,711       $ (13,711)        $   4,850
                                       =========     =========       ==========        =========

                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                         Six Months Ended June 30, 2002
                                   (Thousands)
                                   (Unaudited)

                                        Parent       Guarantor
                                       Company      Subsidiaries     Eliminations     Consolidated
                                       ---------    ------------     ------------     ------------
Net sales............................. $ 629,931     $  58,720       $       -         $ 688,651
Intercompany net sales................    33,308       443,901        (477,209)                -
                                       ---------     ---------       ---------         ---------
Total net sales.......................   663,239       502,621        (477,209)          688,651
                                       ---------     ---------       ---------         ---------

Costs and expenses:
  Cost of products sold...............   510,229       448,217        (477,209)          481,237
  Selling, general and administrative.   107,472        35,985                           143,457
  Transition service agreement
    (income) expense .................        50           (50)                                -
                                       ---------     ---------       ---------         ---------
Total costs and expenses..............   617,751       484,152        (477,209)          624,694
                                       ---------     ---------       ---------         ---------
Operating income......................    45,488        18,469               -            63,957

Equity in earnings of subsidiaries....    18,837             -         (18,837)                -
Intercompany licensing income
  (expense), net......................   (18,898)       18,898                                 -
Interest expense......................   (19,520)       (8,230)                          (27,750)
Other income (expense), net...........    (4,691)          296                            (4,395)
                                       ---------     ---------       ---------         ---------

Income (loss) before income taxes.....    21,216        29,433         (18,837)           31,812
Income taxes..........................      (856)      (10,596)                          (11,452)
                                       ---------     ---------       ---------         ---------

Net income............................ $  20,360     $  18,837       $ (18,837)        $  20,360
                                       =========     =========       ==========        =========

                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                               Deceember 31, 2001
                                   (Thousands)
                                   (Unaudited)

                                                                      Non-
                                            Parent   Guarantor      Guarantor     Elim-
                                           Company  Subsidiaries   Subsidiary   inations   Consolidated
                                          --------- ------------- ------------ ----------- ------------
ASSETS
Current Assets:
  Cash and cash equivalents............... $     133  $  46,254    $      -    $      -     $ 46,387
  Accounts receivable, trade, net.........    10,726     12,764           -                   23,490
  Accounts receivable, other..............     5,005      1,827      32,937                   39,769
  Inventories.............................    63,077     39,168           -                  102,245
  Other current assets....................     1,487      2,403           -                    3,890
                                           ---------   --------    --------    ---------    --------
    Total Current Assets..................    80,428    102,416      32,937            -     215,781

Investment in subsidiaries................   379,589          -           -     (379,589)          -
Intercompany loans including accrued
  interest................................    81,781    (81,781)          -                        -
Due from(to)subsidiaries, net.............  (204,934)   200,863       4,071                        -
Property, plant and equipment, net........    36,466    315,601           -                  352,067
Excess of cost over net assets of
  businesses acquired, net................    40,080     23,214           -                   63,294
Deferred income tax benefits..............    32,924          -           -                   32,924
Tax receivable from parent corporations...     9,000          -           -                    9,000
Other noncurrent assets...................    16,654     16,605           -                   33,259
                                           ---------  ---------    --------    ---------    --------
Total Assets.............................. $ 471,988  $ 576,918    $ 37,008    $(379,589)   $706,325
                                           =========  =========    ========    =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt.... $       -  $   5,556    $      -    $       -    $  5,556
  Accounts payable........................    19,393     38,842           -                   58,235
  Payable to related parties..............     1,296      7,614           -                    8,910
  Accrued liabilities.....................    23,333     20,215           -                   43,548
  Reserve for product warranty claims.....    14,900          -           -                   14,900
                                           ---------  ---------    --------    ---------    --------
    Total Current Liabilities.............    58,922     72,227           -            -     131,149

Long-term debt less current maturities....   438,374    161,522           -                  599,896
Reserve for product warranty claims.......    22,358        383           -                   22,741
Other liabilities.........................    13,973        205           -                   14,178
                                           ---------  ---------    --------    ---------    --------
Total Liabilities.........................   533,627    234,337           -            -     767,964
Total Stockholders' Equity (Deficit)......   (61,639)   342,581      37,008     (379,589)    (61,639)
                                           ---------  ---------    --------    ---------    --------
Total Liabilities and Stockholders'
    Equity (Deficit) ..................... $ 471,988  $ 576,918    $ 37,008    $(379,589)   $706,325
                                           =========  =========    ========    =========    ========

                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                                  June 30, 2002
                                   (Thousands)
                                   (Unaudited)

                                                                      Non-
                                            Parent   Guarantor      Guarantor     Elim-
                                           Company  Subsidiaries   Subsidiary   inations   Consolidated
                                          --------- ------------- ------------ ----------- ------------
ASSETS
Current Assets:
  Cash and cash equivalents............... $       5  $  23,331    $      -    $      -     $ 23,336
  Accounts receivable, trade, net.........    10,882     21,930           -                   32,812
  Accounts receivable, other..............       660      1,575      99,696                  101,931
  Inventories.............................    78,370     36,418           -                  114,788
  Other current assets....................       513      5,425           -                    5,938
                                           ---------   --------    --------    ---------    --------
    Total Current Assets..................    90,430     88,679      99,696            -     278,805

Investment in subsidiaries................   464,545          -           -     (464,545)          -
Intercompany loans including accrued
  interest................................    77,146    (77,146)          -                        -
Due from(to)subsidiaries, net.............  (255,798)   252,367       3,431                        -
Property, plant and equipment, net........    35,913    306,942           -                  342,855
Excess of cost over net assets of
  businesses acquired, net................    40,080     23,214           -                   63,294
Deferred income tax benefits..............    21,997          -           -                   21,997
Tax receivable from parent corporations...    10,250          -           -                   10,250
Other noncurrent assets...................    14,165     15,925           -                   30,090
                                           ---------  ---------    --------    ---------    --------
Total Assets.............................. $ 498,728  $ 609,981    $103,127    $(464,545)   $747,291
                                           =========  =========    ========    =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt.... $       -  $   5,774    $      -    $       -    $  5,774
  Accounts payable........................    28,846     40,240           -                   69,086
  Payable to related parties..............     1,420     13,989           -                   15,409
  Accrued liabilities.....................    22,705     29,045           -                   51,750
  Reserve for product warranty claims.....    14,900          -           -                   14,900
                                           ---------  ---------    --------    ---------    --------
    Total Current Liabilities.............    67,871     89,048           -            -     156,919

Long-term debt less current maturities....   438,633    158,695           -                  597,328
Reserve for product warranty claims.......    20,243        623           -                   20,866
Other liabilities.........................    13,462        197           -                   13,659
                                           ---------  ---------    --------    ---------    --------
Total Liabilities.........................   540,209    248,563           -            -     788,772
Total Stockholders' Equity (Deficit)......   (41,481)   361,418     103,127     (464,545)    (41,481)
                                           ---------  ---------    --------    ---------    --------
Total Liabilities and Stockholders'
    Equity (Deficit) ..................... $ 498,728  $ 609,981    $103,127    $(464,545)   $747,291
                                           =========  =========    ========    =========    ========

                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                          Six Months Ended July 1, 2001
                                   (Thousands)
                                   (Unaudited)

                                                                                 Non-
                                                       Parent   Guarantor      Guarantor
                                                      Company  Subsidiaries   Subsidiary   Consolidated
                                                      -------  ------------   -----------  ------------
Cash and cash equivalents, beginning of period....... $  9,741    $  73,006    $       -    $ 82,747
                                                      --------    ---------    ---------    --------
Cash provided by (used in) operating activities:
Net income (loss) ...................................   (8,861)      13,711                    4,850
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Depreciation.....................................    1,367       16,153                   17,520
    Goodwill and other amortization..................    1,460          359                    1,819
    Deferred income taxes............................    2,294            -                    2,294
    Noncash interest charges.........................    1,578          609                    2,187
Increase in working capital items....................  (39,176)     (16,613)     (38,252)    (94,041)
Decrease in product warranty claims..................   (4,026)      (1,105)                  (5,131)
Proceeds from sale of accounts receivable............   49,999            -                   49,999
Change in net receivable from/payable to
  related parties/parent corporations................  (11,015)     (20,875)      38,252       6,362
Other, net...........................................       (4)        (504)                    (508)
                                                      --------     --------    ---------    --------
Net cash used in operating activities................   (6,384)      (8,265)           -     (14,649)
                                                      --------     --------    ---------    --------
Cash provided by(used in)investing activities:
  Capital expenditures...............................     (173)      (7,104)                  (7,277)
                                                      --------     --------    ---------    --------
Net cash used in investing activities................     (173)      (7,104)           -      (7,277)
                                                      --------     --------    ---------    --------

Cash provided by (used in) financing activities:
  Decrease in borrowings under revolving
    credit facility..................................   (1,000)           -                   (1,000)
  Repayments of long-term debt.......................      (97)      (3,242)                  (3,339)
  Distributions to parent corporations...............   (1,249)           -                   (1,249)
  Financing fees and expenses........................     (825)        (474)                  (1,299)
                                                      --------    ---------    ---------   ---------
Net cash used in financing activities................   (3,171)      (3,716)           -      (6,887)
                                                      --------    ---------    ---------   ---------
Net change in cash and cash equivalents..............   (9,728)     (19,085)           -     (28,813)
                                                      --------    ---------    ---------   ---------
Cash and cash equivalents, end of period............. $     13    $  53,921    $       -   $  53,934
                                                      ========    =========    =========   =========

                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                         Six Months Ended June 30, 2002
                                   (Thousands)
                                   (Unaudited)

                                                                                   Non-
                                                        Parent    Guarantor     Guarantor
                                                       Company   Subsidiaries   Subsidiary   Consolidated
                                                      ---------  ------------   ----------   ------------
Cash and cash equivalents, beginning of period....... $     133   $  46,254     $       -     $ 46,387
                                                      ---------   ---------     ---------     --------
Cash provided by (used in) operating activities:
Net income...........................................     1,523      18,837                     20,360
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation.....................................     1,220      17,751                     18,971
    Goodwill and other amortization..................         -         952                        952
    Deferred income taxes............................    10,927           -                     10,927
    Noncash interest charges.........................     1,797         697                      2,494
(Increase) decrease in working capital items.........   (16,605)      1,042       (66,759)     (82,322)
Decrease in product warranty claims..................    (2,115)        240                     (1,875)
Proceeds from sale of accounts receivable............    15,300           -                     15,300
Change in net receivable from/payable to
  related parties/parent corporations................   (11,746)    (49,764)       66,759        5,249
Other, net...........................................       645        (292)                       353
                                                      ---------   ---------     ---------     --------
Net cash provided by (used in) operating activities..       946     (10,537)            -       (9,591)
                                                      ---------   ---------     ---------     --------

Cash provided by (used in) investing activities:
  Capital expenditures...............................      (651)     (9,585)                   (10,236)
                                                      ---------   ---------     ---------     --------
Net cash used in investing activities................      (651)     (9,585)            -      (10,236)
                                                      ---------   ---------     ---------     --------

Cash provided by (used in) financing activities:
  Repayments of long-term debt.......................         -      (2,801)                    (2,801)
  Distributions to parent corporations...............      (145)          -                       (145)
  Loan to parent corporation.........................       (57)          -                        (57)
  Financing fees and expenses........................      (221)          -                       (221)
                                                      ---------   ---------     ---------     --------
Net cash used in financing activities................      (423)     (2,801)            -       (3,224)
                                                      ---------   ---------     ---------     --------
Net change in cash and cash equivalents..............      (128)    (22,923)            -      (23,051)
                                                      ---------   ---------     ---------     --------
Cash and cash equivalents, end of period............. $       5   $  23,331     $       -     $ 23,336
                                                      =========   =========     =========     ========

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations -  Second Quarter 2002 Compared With
                         Second Quarter 2001

         We recorded net income in the second quarter of 2002 of $17.4 million compared with net income of $9.4 million in the second quarter of 2001. The significant improvement in operating results in the second quarter of 2002 were primarily due to higher net sales and lower manufacturing costs together with lower interest expense.

         Net sales for the second quarter of 2002 were $369.4 million, a 4.1% increase over last year's net sales of $354.9 million, with the increase primarily due to net sales gains in residential roofing products, partially offset by decreased net sales in commercial roofing products. The increase in net sales of residential roofing products reflected higher average selling prices and higher unit volumes, while the decline in net sales of commercial roofing products were attributable to lower average selling prices and slightly lower unit volumes.

         Operating income in the second quarter of 2002 was $43.4 million compared with $32.2 million in the second quarter of 2001, representing an increase of 34.8%. The increase in operating income was primarily attributable to higher net sales of residential roofing products and lower manufacturing costs, partially offset by higher selling, general and administrative expenses and lower net sales of commercial roofing products. As a result of the initial adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill amortization, which amounted to $0.5 million in the second quarter of 2001, no longer is being amortized in 2002.

         Interest expense for the second quarter of 2002 decreased to $14.0 million from $15.4 million for the same period in 2001, primarily due to lower average borrowings and a lower average interest rate. Other expense, net was $2.1 million for the second quarter of 2002 compared with $2.0 million for the same period in 2001.

Results of Operations - Six Months 2002 Compared With
                        Six Months 2001

         For the first six months of 2002, we recorded net income of $20.4 million compared with $4.9 million in the first six months of 2001. The increased net earnings in 2002 were primarily the result of higher operating income on higher net sales and lower manufacturing and raw material costs together with lower interest expense.

         Net sales for the first six months of 2002 were $688.7 million, compared with $619.9 million in the same period of 2001, representing an increase of 11.1%. Net sales gains in residential roofing products were partially offset by lower net sales in commercial roofing products. The increase in net sales of residential roofing products reflected higher average selling prices and higher unit volumes, while the decline in net sales of commercial roofing products was attributable to lower average selling prices and slightly lower unit volumes.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (Continued)

         Operating income for the first six months of 2002 was $64.0 million compared with $41.8 million in 2001. The increase in operating income was primarily attributable to higher net sales of residential roofing products and lower manufacturing and raw material costs, partially offset by higher selling, general and administrative expenses and lower net sales of commercial roofing products. As a result of the adoption of SFAS No. 142, goodwill amortization, which amounted to $1.0 million in the first six months of 2001, no longer is being amortized in 2002.

         Interest expense for the first six months of 2002 decreased to $27.8 million from $30.6 million for the same period in 2001, primarily due to lower average borrowings and a lower average interest rate. Other expense, net was $4.4 million for the first six months of 2002 compared with $3.5 million for the same period in 2001.


Liquidity and Financial Condition

         Net cash outflow during the first six months of 2002 was $19.8 million, before financing activities, and included the use of $9.6 million of cash for operations and the reinvestment of $10.2 million for capital programs.

         Cash invested in additional working capital totaled $82.3 million during the first six months of 2002, primarily reflecting seasonal increases in accounts receivable of $86.8 million, including a $82.1 million increase in the receivable from the third party which purchases certain of our trade accounts receivable, and $12.5 million in inventories, partially offset by a $19.1 million increase in accounts payable and accrued liabilities. The net cash used for operating activities also included $15.3 million of net proceeds from the sale of accounts receivable to a third party in connection with our Accounts Receivable Securitization Agreement and a $5.2 million net increase in the net payable to related parties/parent corporations.

         Net cash used in financing activities totaled $3.2 million during the first six months of 2002, reflecting $2.8 million in repayments of long-term debt,$0.2 million of distributions and loans to our parent corporations, and $0.2 million in financing fees and expenses.

         As a result of the foregoing factors, cash and cash equivalents decreased by $23.1 million during the first six months of 2002 to $23.3 million.

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


                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of June 30, 2002 and there was no hedging activity in the six months ended June 30, 2002.

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings

         As of June 30, 2002, 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber are pending against Building Materials Corporation of America. See Note 2 to Consolidated Financial Statements above.



Item 6. Exhibits and Reports on Form 8-K


(a)      Exhibits

         99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) The registrants filed a report on Form 8-K dated June 21, 2002 reporting events under Item 4 thereof.

                                   SIGNATURES
                                   -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  BUILDING MATERIALS CORPORATION OF AMERICA
                  BUILDING MATERIALS MANUFACTURING CORPORATION



DATE:  August 14, 2002                BY: /s/John F. Rebele
       -----------------             ----------------------

                                     John F. Rebele
                                     Senior Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer)


DATE:  August 14, 2002               BY: /s/James T. Esposito
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


                          BUILDING MATERIALS INVESTMENT CORPORATION



DATE:  August 14, 2002                BY: /s/John F. Rebele
       -----------------             ----------------------

                                     John F. Rebele
                                     Senior Vice President
                                     and Chief Financial Officer
                                     (Principal Financial and
                                     and Accounting Officer)