Form 10-K
period 2002-12-31
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS INVESTMENT CORP
filed 2003-03-27
CIK 927314, 1078706, 1078820

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 33-81808

BUILDING MATERIALS CORPORATION
OF AMERICA
 (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	22-3276290 (IRS Employer Identification No.)
1361 Alps Road Wayne, New Jersey (Address of Principal Executive Offices)	07470 (Zip Code)

Registrant's telephone number, including area code: (973) 628-3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
See Table of Additional Registrants Below

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

        As of March 26, 2003, 1,015,010 shares of Class A Common Stock, $.001 par value and 15,000 shares of Class B Common Stock, $.001 par value, of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

        As of March 26, 2003, each of the additional registrants had the number of shares outstanding which is shown on the table below. As of March 26, 2003, no shares of the registrant or the additional registrants were held by non-affiliates.

ADDITIONAL REGISTRANTS

Exact name of registrant as specified in its charter	State or other jurisdiction of incorporation or organization	No. of shares outstanding	Registration No./ I.R.S. Employer Identification Number	Address, including zip code and telephone number, including area code, of registrant's principal executive office
Building Materials Manufacturing Corporation	Delaware	10	333-69749-01/ 22-3626208	1361 Alps Road Wayne, New Jersey 07470 (973) 628-3000
Building Materials Investment Corporation	Delaware	10	333-69749-02/ 22-3626206	300 Delaware Avenue Wilmington, Delaware 19801 (302) 427-5960

PART I

Item 1.        Business

General

        Building Materials Corporation of America or BMCA is a leading national manufacturer of a broad line of asphalt and polymer based roofing products and accessories for the residential and commercial roofing markets. We also manufacture specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. We were incorporated under the laws of Delaware in 1994 and are a wholly-owned subsidiary of BMCA Holdings Corporation, which is a wholly-owned subsidiary of G-I Holdings Inc. In 1994, we acquired the operating assets and certain liabilities of GAF Building Materials Corporation, whose name has changed to G-I Holdings, Inc. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc. Samuel J. Heyman beneficially owns (as defined in Rule 13d-3 of the Securities Exchange Act) approximately 99% of G Holdings. We do business under the name "GAF Materials Corporation." Unless otherwise indicated by the context, "we," "us," "our" and "BMCA" refer to Building Materials Corporation of America and its consolidated subsidiaries.

        To facilitate administrative efficiency, effective October 31, 2000, GAF Corporation, our former indirect parent, merged into its direct subsidiary, G-I Holdings Inc. G-I Holdings Inc. then merged into its direct subsidiary, G Industries Corp., which in turn merged into its direct subsidiary, GAF Fiberglass Corporation. In that merger, GAF Fiberglass Corporation changed its name to GAF Corporation. Effective November 13, 2000, GAF Corporation, formerly known as GAF Fiberglass Corporation, merged into its direct subsidiary, GAF Building Materials Corporation, whose name was changed in the merger to G-I Holdings Inc. G-I Holdings Inc. is now our indirect parent and our direct parent is BMCA Holdings Corporation. We refer to G-I Holdings Inc. and any and all of its predecessor corporations, including GAF Corporation, G-I Holdings Inc., G Industries Corp., GAF Fiberglass Corporation and GAF Building Materials Corporation in this report as "G-I Holdings."

        On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey in Newark, New Jersey due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. We refer to these claims in this report as "Asbestos Claims". G-I Holdings, the successor to GAF Corporation by merger, is a privately-held holding company and we are its only operating subsidiary. We are not included in the bankruptcy filing.

        Our executive offices are located at 1361 Alps Road, Wayne, New Jersey 07470 and our telephone number is (973) 628-3000.

Residential Roofing

        We are a leading manufacturer of a complete line of premium residential roofing products. Residential roofing product sales represented approximately 67%, 73% and 74% of our net sales in 2000, 2001 and 2002, respectively. We have improved our sales mix of residential roofing products in recent years by increasing our emphasis on laminated shingles and accessory products, which generally are sold at higher prices with more attractive profit margins than our standard strip shingle products. We believe that we are the largest manufacturer of laminated residential roofing shingles and the second largest manufacturer of strip shingles in the United States. Statements contained in this report as to our competitive position are based on industry information which we believe is reliable.

        Our two principal lines of residential roofing shingles are the Timberline® series and the Sovereign® series. We also produce certain specialty shingles.

The Timberline® Series.

        The Timberline® series offers a premium laminated product line that adds dramatic shadow lines and substantially improves the appearance of a roof. The series includes:

  •
  the Timberline® 30 shingle, a mid-weight laminated shingle, which serves as an economical trade-up for consumers from a 3-tab shingle, with a 30-year limited warranty;

  •
  the Timberline® Select 40™ shingle, a heavyweight laminated shingle with superior fire resistance and durability, with a 40-year limited warranty; and

  •
  the Timberline® Ultra® shingle, a super heavyweight laminated shingle with the maximum durability of the Timberline® series, with a lifetime limited warranty.

The Sovereign® Series.

        The Sovereign® series includes:

  •
  the economical 3-tab Sentinel® shingle, with a 20-year limited warranty;

  •
  the Royal Sovereign® shingle, a heavier 3-tab shingle, designed to capitalize on the "middle market" for quality shingles, with a 25-year limited warranty; and

  •
  the Marquis® Weathermax® shingle, a superior performing heavyweight 3-tab shingle, with a 30-year limited warranty.

Specialty Shingles.

        Our specialty asphalt shingles include:

  •
  the Slateline® shingle, which offers the appearance of slate at a fraction of the cost and reduces labor costs in installation because of its larger size, with a 40-year limited warranty;

  •
  the Grand Sequoia® shingle, a premier architectural shingle, with a lifetime limited warranty;

  •
  the Country Mansion® shingle, a distinctive high-end architectural shingle, with a lifetime limited warranty;

  •
  the Country Estates™ shingle, a versatile style, high-end architectural shingle, with a lifetime limited warranty; and

  •
  the Grand Canyon™ shingle, a super heavyweight architectural shingle with a rugged wood shake appearance, with a lifetime limited warranty.

        Weather Stopper® Roofing System.    In addition to shingles, we supply the major components necessary to install a complete roofing system. Our Weather Stopper® Roofing System begins with Weather Watch® and Stormguard® waterproof underlayments for eaves, valleys and flashings to prevent water seepage between the roof deck and the shingles caused by ice build-up and wind-driven rain. Our Weather Stopper® Roofing System also includes Shingle-Mate® glass reinforced or saturated felt underlayments, Timbertex®, TimberCrest™ and Pacific Ridge™ Hip and Ridge shingles, which are significantly thicker and larger than standard hip and ridge shingles and provide dramatic accents to the slopes and planes of a roof, and the Cobra® Ridge Vent series, which provides attic ventilation.

Commercial Roofing

        We manufacture a full line of modified bitumen and asphalt built-up roofing products, thermoplastic polyolefin products, liquid applied membrane systems and roofing accessories for use in the application of commercial roofing systems. We also market, under the EverGuard® trademark, thermoplastic and elastomeric single-ply products. The EverGuard® products address the important and growing single ply segment of the commercial roofing market. The elastomeric products target the price conscious property owners, while the thermoplastic products offer building owners the reliability of heat-welded seams and ENERGYSTAR® rated systems. Commercial roofing represented approximately 26%, 22% and 21% of our net sales in 2000, 2001 and 2002, respectively. We believe that we are the largest manufacturer of both asphalt built-up roofing products and modified bitumen products in the United States.

        We manufacture fiberglass-based felts under the GAFGLAS® and Brai® trademarks, which are made from asphalt impregnated glass fiber mat for use as a component in asphalt built-up roofing systems. Most of our fiberglass based felts are assembled on the roof by applying successive layers of roofing with asphalt and topped, in some applications, with gravel or mineral surfaced sheets. Thermal insulation may be applied beneath the membrane. We also manufacture base sheets, flashings and other roofing accessories for use in these systems; our TOPCOAT® roofing system, a liquid-applied membrane system designed to protect and waterproof existing roofing systems; and roof maintenance products. In addition, we market insulation products under the EnergyGuard™ brandname, which includes perlite and isocyanurate foam in addition to accessories, such as vent stacks, fasteners and cements and coatings. These products allow us to provide customers with a complete roofing system and the ability to market and sell extended guarantees.

        We sell modified bitumen products under the Ruberoid® and Brai® trademarks. Modified bitumen products are used primarily in re-roofing applications or in combination with glass membranes in GAF CompositeRoof™ systems. These products consist of a roofing membrane utilizing polymer-modified asphalt, which strengthens and increases flexibility and is reinforced with a polyester non-woven mat or a glass mat. Modified bitumen systems provide high strength characteristics, such as weatherability, water resistance and labor cost savings due to ease of application.

Specialty Building Products and Accessories

        We manufacture and market a variety of specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. Specialty building products and accessories represented approximately 7%, 5% and 5% of our net sales in 2000, 2001 and 2002, respectively. These products primarily consist of residential attic ventilation systems and metal and fiberglass air distribution products for the HVAC industry.

Marketing and Sales

        Our sales and marketing functions are designed to help customers grow their businesses and avoid hassles while offering facility owners the best and safest choice. We have one of the industry's largest sales forces. A staff of technical professionals who work directly with architects, consultants, contractors and building owners provides support to our sales force, distributors, lumberyards and retailers. We sell our roofing and specialty building products and accessories through our own sales force of approximately 300 experienced, full-time employees and independent sales representatives located across the United States and Canada. A major portion of our roofing product sales are to wholesale distributors and retailers, who resell our products to roofing contractors, builders and property owners. We believe that our nationwide coverage has contributed to certain of our roofing products being among the most recognized and requested brands in the industry.

        Our certified contractor programs offer marketing and support services to a nationwide network of residential (Master Elite® and Authorized) and commercial (Master™, Master Select™, Platinum™ and Authorized) installers, as well as residential homebuilders. We view these certified contractors and builders as an effective extension of our sales force, which takes our products and services (including enhanced warranty protection) directly to the property owner and architects.

        No single customer accounted for more than 10% of our net sales in 2002, except for The Home Depot, Inc. and American Builders & Contractors Supply Company, Inc.

Raw Materials

        The major raw materials required for the manufacture of our roofing products are asphalt, mineral stabilizer, glass fiber, glass fiber mat, polyester mat and granules. Asphalt and mineral stabilizer are available from a large number of suppliers on substantially similar terms. We currently have contracts with several of these suppliers and others are available as substitutes. In 2002, prices of most raw materials other than asphalt and energy have been relatively stable, rising moderately with general industrial prices, while the increase in the price of asphalt was driven mostly by the rise in crude oil prices during 2002.

        We believe that the recent disruption of asphalt production caused by the petroleum industry strike in Venezuela may lead to asphalt shortages for the U.S. roofing industry in 2003. With the strength of our manufacturing operations which allows us to use many types of asphalt, we have been able to secure alternative sources of supply of asphalt and, as a result, believe the asphalt market conditions will not have a significant impact on future sales, although no assurances can be provided in that regard.

        The major raw materials required for the manufacture of our specialty building products and accessories are steel tubes, sheet metal products, aluminum, motors and cartons. These raw materials, other than motors, are commodity-type products, the pricing for which is driven by supply and demand. Prices of other raw materials used in the manufacture of specialty building products and accessories are more closely tied to movements in inflation rates. The motors used in the manufacture of our specialty building products and accessories are available from both domestic and foreign suppliers. In 2002, substantially all of the motors used in our ventilation products were purchased from a foreign supplier. All of these raw materials, including motors, are available from a large number of suppliers on substantially similar terms.

        Five of our roofing plants have easy access to deep water ports thereby permitting delivery of asphalt by ship, the most economical means of transport. Our Nashville, Tennessee plant manufactures a significant portion of our glass fiber requirements for use in our Chester, South Carolina and Shafter, California plants which manufacture glass fiber mat substrate. We purchase substantially all of our requirements for colored roofing granules from an affiliate, International Specialty Products Inc., under a requirements contract, except for the requirements of certain of our roofing plants which are supplied by third parties. We refer to International Specialty Products Inc. as "ISP".

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

Warranty Claims

        We provide certain limited warranties covering most of our residential roofing products for periods generally ranging from 20 to 40 years, although certain of our styles provide for a lifetime limited warranty. Although terms of warranties vary, we believe that our warranties generally are consistent with those offered by our competitors with the exception of our unique "Golden Pledge" warranty. We also offer certain limited warranties and guarantees of varying duration covering most of our commercial roofing products and limited warranties covering most of our specialty building products and accessories for periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products. From time to time, we review the reserves established for estimated probable future warranty claims.

Competition

        The roofing products industry is highly competitive and includes a number of national competitors. These competitors in the residential roofing and accessories markets are Owens-Corning, Tamko, Elkcorp and Certainteed, and in the commercial roofing market are Johns Manville, Firestone and Carlisle. In addition, there are numerous regional competitors, principally in the commercial roofing market.

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

        Our specialty building products and accessories business is highly competitive with numerous competitors due to the breadth of the product lines we market. Major competitors include Certainteed, Solar Group Inc., Southwark, Inc., Lomanco Inc. and Standex Air Distribution Products.

Research and Development

        We primarily focus our research and development activities on the development of new products, process improvements and the testing of alternative raw materials and supplies. Our research and development activities, dedicated to residential, commercial and fiberglass products, are located at technical centers at Wayne, New Jersey, Chester, South Carolina and Walpole, Massachusetts. Our research and development expenditures were approximately $5.9, $5.9 and $6.6 million in 2000, 2001 and 2002, respectively.

Patents and Trademarks

        We own or license approximately 120 domestic and 125 foreign patents or patent applications. In addition, we own or license approximately 225 domestic and 60 foreign trademark registrations or applications. While we believe the patent protection covering certain of our products to be material to those products, we do not believe that any single patent, patent application or trademark is material to our business or operations. We believe that the duration of the existing patents and patent licenses is consistent with our business needs.

Environmental Compliance

        Since 1970, federal, state and local authorities have adopted and amended a wide variety of federal, state and local environmental laws and regulations relating to environmental matters. These laws and regulations affect us because of the nature of our operations and that of our predecessor and certain of the substances that are, or have been used, produced or discharged at our or its plants or at other locations. We made capital expenditures of approximately $2.5, $1.3 and $0.7 million in 2000, 2001 and 2002, respectively, relating to environmental compliance. These expenditures are included in additions to property, plant and equipment. We anticipate that aggregate capital expenditures relating to environmental compliance in 2003 and 2004 will be approximately $3.4 and $2.0 million, respectively.

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

        See Item 3, "Legal Proceedings—Environmental Litigation".

Employees

        At December 31, 2002, we employed approximately 3,400 people worldwide, approximately 1,200 of which were subject to 13 union contracts. The contracts are effective for four year periods. During 2002, four labor contracts expired and were renegotiated. We believe that our relations with our employees and their unions are satisfactory.

Item 2.    Properties

        Our corporate headquarters and principal research and development laboratories are located at a 100-acre campus-like office and research park owned by a subsidiary of ISP, at 1361 Alps Road, Wayne, New Jersey 07470. We occupy our headquarters pursuant to our management agreement with ISP. See Item 13, "Certain Relationships and Related Transactions—Management Agreement".

        We own or lease the principal real properties described below. Unless otherwise indicated, the properties are owned in fee. In addition to the principal facilities listed below, we maintain sales offices and warehouses, substantially all of which are in leased premises under relatively short-term leases.

Location	Facility
Alabama
Mobile	Plant, Warehouse*
California
Fontana	Plant, Regional Sales Office
Hollister	Plant, Plant*
Shafter	Plant
Stockton	Plant, Plant, Warehouses*
Florida
Tampa	Plant, Regional Sales Office
Georgia
Atlanta	Sales Office*
Savannah	Plant
Indiana
Mount Vernon	Plant, Plant
Michigan City	Plant
Illinois
Romeoville	Regional Sales Office*
Maryland
Baltimore	Plant, Warehouse
Massachusetts
Millis	Plant, Warehouse*
Walpole	Plant*, Research Center*
Minnesota
Minneapolis	Plant, Warehouse
Mississippi
Purvis	Plant*
New Jersey
North Branch	Plant, Warehouses*
North Brunswick	Regional Sales Office*, Warehouse*
Swedesboro	Regional Sales Office*
Wayne	Headquarters*, Corporate Administrative Offices*, Research Center*
North Carolina
Burgaw	Plant
Goldsboro	Plant, Warehouse*
Ohio
Wadsworth	Plant*
Pennsylvania
Erie	Plant, Warehouse*
Wind Gap	Plant
South Carolina
Chester	Plant, Research Center
Tennessee
Nashville	Plant, Quality Control Center*
Texas
Dallas	Plant, Regional Sales Office, Warehouses*
Port Arthur	Customer Service Center

*
Leased Property

        In addition to the foregoing list, we have two manufacturing facilities in Port Arthur, Texas and Albuquerque, New Mexico that are currently closed. We believe that our plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Due to the seasonality of our business, our production facilities generally run at full capacity during the months necessary to meet our peak seasonal operating demands. Each plant has adequate transportation facilities for both raw materials and finished products. In 2002, we made capital expenditures of $34.6 million relating to property, plant and equipment.

Item 3.    Legal Proceedings

        Asbestos Bodily Injury Claims.    In connection with our formation, we contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of our parent, G-I Holdings. As of March 30, 1997, we have paid all of our assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. This proceeding remains pending.

        Claimants in the G-I Holdings bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holding Corporation's common stock and its indirect holdings of our common stock. Such action could result in a change of control of our company. In addition, those creditors may seek to file Asbestos Claims against our company (with approximately 1,900 Asbestos Claims having been filed against us as of December 31, 2002). We believe that we will not sustain any liability in connection with these or any other asbestos-related claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against us. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction prohibiting the bringing or prosecution of any such Asbestos Claim against us. On February 7, 2001, G-I Holdings and BMCA filed a defendant class action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings. This action is in a preliminary stage and no trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation. While we cannot predict whether any additional Asbestos Claims will be asserted against us or our assets, or the outcome of any litigation relating to those claims, we believe that we have meritorious defenses to any claim that we have asbestos-related liability, although there can be no assurances in this regard.

        Actions Relating to G-I Holdings' Bankruptcy.    On or about February 8, 2001, the creditors' committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and us. The complaint requests substantive consolidation of BMCA with G-I Holdings or an order directing G-I Holdings to cause BMCA to file for bankruptcy protection. BMCA and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the bankruptcy court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the bankruptcy court denied the motion and the creditors' committee has appealed such ruling to the United States District Court.

        Asbestos-in-Building Claims.    G-I Holdings has also been named as a co-defendant in asbestos-in-buildings cases for economic and property damage or other injuries based upon an alleged present or future need to remove asbestos containing materials from public and private buildings. We refer to the asbestos-in-building claims as the "Building Claims". Since these actions were first initiated approximately 20 years ago, G-I Holdings has not only successfully disposed of approximately 145 of these cases, but is a co-defendant in only three remaining lawsuits, one of which has been dormant. These actions have been stayed as to G-I Holdings pursuant to the G-I Holdings' bankruptcy case. No new Building Claims were filed in 2002. BMCA has not assumed any liabilities with respect to Building Claims, and believes it will not sustain any liability in connection with such claims.

        Insurance Matters.    In January and May 2000, G-I Holdings filed summary actions in Superior Court of New Jersey, Middlesex County against several of its insurers, which had indicated that the Center for Claims Resolution or the CCR, a non-profit organization set up to administer and handle asbestos-related personal injury claims against the participating companies and in which G-I Holdings was a member, had claimed a right to G-I Holdings' insurance proceeds to satisfy what the CCR contends are G-I Holdings' share of settlements entered by the CCR while G-I Holdings was a member. On March 17, 2000 and July 28, 2000, the trial court granted summary judgment in favor of G-I Holdings, and the CCR's motions for a stay pending appeal were denied by both the trial court and the appellate division. All insurers in both actions have now paid the amounts in dispute to G-I Holdings. The CCR's appeal of the court's grant of summary judgment was denied by the Appellate Division in 2002.

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

        In all the Building Claims, which are presently stayed as to G-I Holdings as a result of the G-I Holdings' bankruptcy filing, G-I Holdings' defense costs have been paid by one of its primary carriers. While G-I Holdings' expects that this primary carrier will continue to be obligated to defend and indemnify G-I Holdings, this primary carrier has reserved its rights to later refuse to defend and indemnify G-I Holdings and to seek reimbursement for some or all of the fees paid to defend and resolve the Building Claims.

Environmental Litigation

        We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. We refer to these proceedings and lawsuits below as "Environmental Claims".

        In connection with our formation, we contractually assumed all environmental liabilities of G-I Holdings relating to existing plant sites and our business as then conducted. The estimates referred to below reflect those environmental liabilities assumed by us and our other environmental liabilities. The environmental liabilities of G-I Holdings we did not assume relate primarily to closed manufacturing facilities. G-I Holdings estimates that, as of December 31, 2002, its liability in respect of the environmental liabilities of G-I Holdings not assumed by us was approximately $11.4 million, not accounting for any possible reduction of liability as a result of the G-I Holdings' bankruptcy, before insurance recoveries reflected on its balance sheet of $10.0 million. We estimate our liability as of December 31, 2002, in respect of assumed and other environmental liabilities is $1.2 million, and expect insurance recoveries, as discussed below, of $1.3 million. Insurance recoveries reflected on these balance sheets relate to both past expenses and estimated future liabilities. We refer to these recoveries below as "estimated recoveries".

        At most sites, we anticipate that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. Although it is difficult to predict the ultimate resolution of these claims, based on our evaluation of the financial responsibility of the parties involved and their insurers, relevant legal issues and cost sharing arrangements now in place, we estimate that our liability in respect of all Environmental Claims, including certain environmental compliance expenses, will be as discussed above. While we cannot predict whether adverse decisions or events can occur in the future, in the opinion of management, the resolution of such matters should not be material to our business, liquidity, results of operations, cash flows or financial position. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability. For information relating to other environmental compliance expenses, see Item 1, "Business—Environmental Compliance".

        After considering the relevant legal issues and other pertinent factors, we believe that it is probable we will receive the estimated recoveries and the legal expenses incurred by G-I Holdings on our behalf. We also believe that we are entitled to substantially full defense and indemnity under our insurance policies for most Environmental Claims, although our insurers have not affirmed a legal obligation under the policies to provide indemnity for those claims. We also believe that recoveries could be well in excess of the estimated recoveries for all Environmental Claims, although there can be no assurances in this regard.

        In June 1997, G-I Holdings commenced litigation on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities in the Superior Court of New Jersey, Somerset County, seeking amounts substantially in excess of the estimated recoveries. This action was removed to the United States Bankruptcy Court for the District of New Jersey in February 2001, in conjunction with the G-I Holdings' bankruptcy case. In November 2002, the parties agreed to have the action remanded to the Superior Court of New Jersey, Somerset County where it is pending. While we believe that our claims are meritorious, there can be no assurance that we will prevail in our efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

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

* * *

        We believe that the ultimate disposition of the cases described above under "Environmental Litigation", "Asbestos-in-Building Claims" and "Other Litigation" will not, individually or in the aggregate, have a material adverse effect on the Company's liquidity, financial position or results of operations.

Tax Claim Against G-I Holdings

        On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service or the IRS, of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhône-Poulenc Surfactants and Specialties, L.P. or the surfactants partnership, a partnership in which G-I Holdings held an interest. G-I Holdings has advised us that it believes that it will prevail in this tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. We believe that the ultimate disposition of this matter will not have a material adverse effect on our business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings' bankruptcy. If such proof of claim is sustained, we and/or certain of our subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for a portion of those taxes and interest. G-I Holdings has filed an objection to the proof of claim. If the IRS were to prevail for the years in which we and/or certain of our subsidiaries were part of the G-I Holdings Group, we would be severally liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable

PART II

Item 5.    Markets for Registrant's Common Equity and Related Stockholder Matters

        All of our outstanding shares of Class A and Class B common stock are owned by BMCA Holdings Corporation or BHC. Accordingly, there is no public trading market for our common stock.

        In 2001 and 2002, we did not declare or pay dividends to BHC. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding restrictions on the payment of dividends set forth on pages F-2 to F-13 and pages F-36 to F-39, respectively. Any decision to pay dividends, and the timing and amount thereof, is dependent upon, among other things, our results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by our Board of Directors.

Item 6.    Selected Financial Data

        See page F-14.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        See page F-2.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition—Market-Sensitive Instruments and Risk Management" on page F-13.

Item 8.    Financial Statements and Supplementary Data

        See Index on page F-1 and Financial Statements and Supplementary Data on pages F-17 to F-56.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On June 20, 2002, we dismissed Arthur Andersen LLP as our independent public accountants and appointed KPMG LLP as our new independent public accountants. The decision to dismiss Arthur Andersen and to retain KPMG was recommended and approved by our Board of Directors.

        Arthur Andersen's reports on our consolidated financial statements for each of the fiscal years ended December 31, 2001 and 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal years ended December 31, 2001 and 2000 and the subsequent interim period through June 20, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

        None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred during the fiscal years ended December 31, 2001 and 2000 or during the subsequent interim period through June 20, 2002.

        We provided Arthur Andersen with a copy of the foregoing disclosures. A copy of Arthur Andersen's letter, dated June 21, 2002, stating that they found no basis for disagreement with such statements was attached as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2002.

        During the two fiscal years ended December 31, 2001 and 2000 and the subsequent interim period through June 20, 2002, we did not consult with KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The following table sets forth the name, age, position and other information with respect to the directors and executive officers of BMCA. Under BMCA's By-laws, each director and executive officer continues in office until the company's next annual meeting of stockholders and until his or her successor is elected and qualified. As used in this section, "ISP" refers to International Specialty Products Inc.

Name and Position Held	Age	Present Principal Occupation or Employment and Five-Year Employment History
William W. Collins Director, Chief Executive Officer and President	52	Mr. Collins has been President and Chief Executive Officer of BMCA and some of its subsidiaries since September 2000 and a director of these companies since July 1999. He was President and Chief Operating Officer of the same companies from February 2000 to September 2000 and was Executive Vice President and Chief Operating Officer of these companies from July 1999 to February 2000. Mr. Collins also was Senior Vice President—Marketing and Sales, Residential Roofing Products of BMCA and some of its subsidiaries from November 1997 to July 1999. Since July 1999, Mr. Collins also has been a director of G-I Holdings, a corporation that filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2001, due to its Asbestos Claims.

Name and Position Held	Age	Present Principal Occupation or Employment and Five-Year Employment History
David A. Harrison Director, Senior Vice President—Marketing, Contractor Services and Corporate Development	46
		Mr. Harrison has been a director of BMCA and some of its subsidiaries—since September 2000. He also has been Senior Vice President—Marketing, Contractor Services and Corporate Development of BMCA and some of its subsidiaries since July 2000. He is also President of GAF Materials Corporation (Canada) since July 2000. Mr. Harrison was Vice President—Corporate Marketing and Development of BMCA and some of its subsidiaries from November 1999 to July 2000, Vice President—Marketing Development of BMCA and some of its subsidiaries from January 1997 to July 1999. From July 1999 to November 1999, Mr. Harrison was Senior Vice President, Corporate Marketing of Centex Corporation, a company in the construction and related financial services industries.
Robert B. Tafaro Director, Senior Vice President and General Manager—Residential Systems	52
		Mr. Tafaro has been a director of BMCA and some of its subsidiaries since September 2000. He also has been Senior Vice President and General Manager of BMCA and some of its subsidiaries since July 2000. He was Vice President—Marketing and Sales, Commercial Roofing Products of BMCA and some of its subsidiaries from November 1997 to July 2000.
Kenneth E. Walton Director, Senior Vice President—Operations	46
		Mr. Walton has been a director of BMCA and some of its subsidiaries since September 2000. He also has been Senior Vice President—of BMCA and some of its subsidiaries since July 2000. He was Vice President—Residential Operations of BMCA from March 1999 to July 2000, and Vice President—Manufacturing of U.S. Intec, Inc., a former subsidiary of BMCA, from December 1997 to March 1999.
John F. Rebele Director, Senior Vice President and Chief Financial Officer	48
		Mr. Rebele has been a director of BMCA since January 2001 and of BMCA's subsidiaries since March 2001. He also has been Senior Vice President and Chief Financial Officer of BMCA and some of its subsidiaries since December 2001 and was Vice President and Chief Financial Officer of the same companies from January 2001 to December 2001. He was Vice President—Finance of BMCA and some of its subsidiaries from March 1998 to January 2001.
Douglas W. Blackwell Senior Vice President—Supply Chain Management	56
		Mr. Blackwell has been Senior Vice President Supply Chain Management and Senior Vice President of BMCA and some of its subsidiaries since February 2001. Mr. Blackwell was previously Vice President of Sourcing and Procurement at Strategic Distribution Inc., a provider of on-site maintenance, repair and operating supplies from November 1997 to February 2001.

Richard A. Weinberg Executive Vice President, General Counsel and Secretary	43
		Mr. Weinberg has been Executive Vice President, General Counsel and Secretary of BMCA and its subsidiaries since May 1998 and was Senior Vice President, General Counsel and Secretary of BMCA and its subsidiaries from May 1996 to May 1998. Since September 2000, he has been Chief Executive Officer, President, General Counsel and Secretary of G-I Holdings, a corporation that filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2001, due to its Asbestos Claims, and previously served as Executive Vice President, General Counsel and Secretary of G-I Holdings and its subsidiaries from May 1998 to September 2000. Prior to that time, he held the positions of Senior Vice President, General Counsel and Secretary of these companies from May 1996 to May 1998. Mr. Weinberg has served as a director of G-I Holdings since May 1996. He also has been Executive Vice President, General Counsel and Secretary of ISP and its subsidiaries since May 1998 and was Senior Vice President, General Counsel and Secretary of ISP and its subsidiaries from May 1996 to May 1998.
Susan B. Yoss Senior Vice President	44
		Ms. Yoss has been Senior Vice President of BMCA and its subsidiaries since August 2001 and was Senior Vice President and Treasurer of the same companies from July 1999 to August 2001 and was Vice President and Treasurer of the same companies from February 1998 to July 1999. Since July 1999, she also has been Senior Vice President, Chief Financial Officer and Treasurer of G-I Holdings, a corporation that filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2001, due to its Asbestos Claims. Ms. Yoss has served as Executive Vice President—Finance and Treasurer of ISP and some of its subsidiaries since September 2000, was Senior Vice President and Treasurer of ISP and some of its subsidiaries from July 1999 to September 2000, and was Vice President and Treasurer of ISP from February 1998 to July 1999.

Item 11. Executive Compensation

Summary Compensation Table

        The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and the four other most highly compensated executive officers of BMCA as of December 31, 2002. The salaries and other compensation of Mr. Weinberg and Ms. Yoss for services provided by them to our company are paid by ISP in accordance with a management agreement between ISP and our company. See Note (7) to the table below.

		Annual Compensation (7)				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus(1)	Other Annual Compensation		Securities Underlying Options(1)	All Other Compensation
William W. Collins	2002	$355,417	$650,000			—	$21,562	(2)
Chief Executive Officer	2001	284,583	400,000			—	19,462	(2)
and President	2000	245,625	150,000			6,500	19,251	(2)
Robert B. Tafaro	2002	$264,556	$200,000			—	$21,461	(3)
Senior Vice President and	2001	231,751	200,090			—	18,920	(3)
General Manager—	2000	200,999	44,071			1,500	18,057	(3)
Residential Systems
David A. Harrison	2002	$247,372	$149,734			—	$19,192	(4)
Senior Vice President	2001	233,500	147,445			—	16,822	(4)
Marketing, Contractor	2000	207,375	39,995	$48,544	(4)	4,500	9,722	(4)
Services and Corporate Development
Douglas W. Blackwell	2002	$225,417	$146,449			—	$22,205	(5)
Senior Vice President—	2001	181,923	114,153	$47,716	(5)	—	17,752	(5)
Supply Chain Management	2000	—	—			—	—
John F. Rebele	2002	$216,250	$158,634			—	$18,537	(6)
Senior Vice President and	2001	185,625	114,002			—	15,824	(6)
Chief Financial Officer	2000	155,625	27,684			1,000	15,278	(6)

(1)
Bonus amounts are payable pursuant to BMCA's Executive Incentive Compensation Program with the exception of Mr. Collins with respect to his bonus amount, which is payable pursuant to the executive compensation plan. The options relate to shares of redeemable convertible preferred stock of BMCA. See "—Long-Term Incentive Plan".

(2)
Included in "All Other Compensation" for Mr. Collins are: $14,500, $12,400 and $12,150 representing BMCA's contribution under its 401(k) plan in 2002, 2001 and 2000, respectively; $4,902, $4,902 and $4,941 for the premiums paid by BMCA for a life insurance policy in 2002, 2001 and 2000, respectively; and $2,160, $2,160 and $2,160 for the premiums paid by BMCA for a long-term disability policy in 2002, 2001 and 2000, respectively.

(3)
Included in "All Other Compensation" for Mr. Tafaro are: $14,500, $12,400 and $12,150 representing BMCA's contribution under its 401(k) plan in 2002, 2001 and 2000, respectively; $4,833, $4,518 and $3,913 for the premiums paid by BMCA for a life insurance policy in 2002, 2001 and 2000, respectively; and $2,128, $2,002 and $1,994 for the premiums paid by BMCA for a long-term disability policy in 2002, 2001 and 2000, respectively.

(4)
Included in "Other Annual Compensation" for Mr. Harrison is $48,544 for moving-related expenses in 2000. Included in "All Other Compensation" for Mr. Harrison are: $14,250, $12,150 and $6,089

  representing BMCA's contribution under its 401(k) plan in 2002, 2001 and 2000, respectively; $2,812, $2,655 and $1,574 for the premiums paid by BMCA for a life insurance policy in 2002, 2001 and 2000, respectively; and $2,130, $2,017 and $2,059 for the premiums paid by BMCA for a long-term disability policy in 2002, 2001 and 2000, respectively.

(5)
Included in "Other Annual Compensation" for Mr. Blackwell is $22,716 for moving-related expenses and $25,000 of a one-time employment agreement bonus in 2001. Included in "All Other Compensation" for Mr. Blackwell are: $14,500 and $12,167 representing BMCA's contribution under its 401(k) plan in 2002 and 2001, respectively; $5,774 and $4,275 for the premiums paid by BMCA for a life insurance policy in 2002 and 2001, respectively; and $1,931 and $1,310 for the premiums paid by BMCA for a long-term disability policy in 2002 and 2001, respectively. Mr. Blackwell commenced employment with BMCA in February 2001.

(6)
Included in "All Other Compensation" for Mr. Rebele are: $14,250, $12,150 and $12,150 representing BMCA's contribution under its 401(k) plan in 2002, 2001 and 2000, respectively; $2,431, $2,070 and $1,783 for the premiums paid by BMCA for a life insurance policy in 2002, 2001 and 2000 respectively; and $1,856, $1,604 and $1,345 for the premiums paid by BMCA for a long-term disability policy in 2002, 2001 and 2000, respectively.

(7)
The salary and other compensation of Mr. Weinberg and Ms. Yoss are paid by ISP pursuant to our management agreement with ISP, except that BMCA granted to Mr. Weinberg options to purchase 6,453 shares of redeemable convertible preferred stock of BMCA in 1999. In 2001, Mr. Weinberg converted these options to 2,500 incentive units, see "—Long-Term Incentive Plan". In addition, in 2002, Mr. Weinberg exercised 1,500 units and received $60,178. No allocation of compensation for services to BMCA is made pursuant to the management agreement, except that BMCA reimbursed ISP $500,000 and $400,000 for Mr. Weinberg and $300,000 and $230,000 for Ms. Yoss for 2001 and 2000, respectively, under the management agreement in respect of bonus amounts earned in connection with services performed by them for BMCA during those years. BMCA expects to reimburse ISP for Mr. Weinberg and Ms. Yoss $500,000 and $300,000, respectively, under the management agreement in respect of bonus amounts earned in connection with services performed by them for BMCA in 2002, pending approval by the G-I Holdings' bankruptcy court. In addition, BMCA reimburses ISP, through payment of the management fees payable under the management agreement, for the estimated costs ISP incurs for providing the services of these officers. See Item 13, "Certain Relationships and Related Transactions—Management Agreement".

Long-Term Incentive Plan

        The following table sets forth information on awards granted to the executive officers named in the Summary Compensation Table above during 2002 under our 2001 Long-Term Incentive Plan.

Long-Term Incentive Plan—Awards in 2002

			Performance or Other period Until Maturation Or Payout(1)	Estimated Future Payouts Under Non-Stock Price-Based Plans
		Number of Shares, Units Or Other Rights(1)
Name	Date Of Grant
				Threshold($)(2)	Target($)(3)	Maximum($)(3)
William W. Collins	7/02	3,000	—	323.30	—	—
Robert B. Tafaro	1/02	1,000	—	297.90	—	—
	7/02	1,100	—	323.30	—	—
David A. Harrison	7/02	1,100	—	323.30	—	—
Douglas W. Blackwell	1/02	1,000	—	297.90	—	—
	7/02	1,400	—	323.30	—	—
John F. Rebele	7/02	1,100	—	323.30	—	—

(1)
Effective December 31, 2000, we adopted our 2001 Long-Term Incentive Plan. The Plan provides long-term compensation to employees and key management personnel based on BMCA's book value (as defined in the plan). Our Long-Term Incentive Plan authorizes the grant of incentive units to eligible employees. Our Long-Term Incentive Plan is administered by a committee appointed by our board of directors. The number of incentive units granted is determined by the committee in its sole discretion. Generally, incentive units vest cumulatively, in 20% increments over five years, except that incentive units granted in exchange for preferred stock options retain the vested status and vesting schedule of the options exchanged. The committee may, in its sole discretion, however, grant incentive units with any vesting schedule, other than that normally provided in the 2001 Long-Term Incentive Plan. Vesting will end upon the termination of an employee's employment with us or any subsidiary for any reason. Incentive units generally are exercisable for a period of six years from the date of grant. In the event of a change of control of BMCA (as defined), all incentive units will become fully and immediately vested and payable in cash.

(2)
Set forth under the "Threshold" column is the initial value (as defined) per unit at which the respective incentive units were granted. The value of incentive units is determined at the end of each fiscal quarter based on our book value at that date less book value as of the date of grant divided by 1,000,010. Our Long-Term Incentive Plan will terminate five years after its effective date of December 2000, unless terminated sooner by the committee.

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

Employment Security Agreements

        In June 2001, we entered into employment security agreements with certain of our executive officers and key personnel, including Messrs. Collins, Tafaro, Harrison, Blackwell, Rebele and Walton, in an effort to retain these individuals as well as provide security to us and the executives and to provide for continuity of management in the event of a change in control. The agreements have no expiration date and provide for a single-sum payment consisting of two to three times salary and bonus and related benefits if employment is terminated within a thirty-six month period following the change in control event. In 2003, irrevocable letters of credit were issued in support of the employment security agreements.

        A change in control, as defined in the agreements, would occur when (1) the Heyman Group (as described below) ceases to be the beneficial owner, directly or indirectly, of a majority voting power of the voting stock of BMCA, (2) the transfer or sale of a substantial portion of the property of BMCA in any transaction or series of transactions to any entity or entitites other than an entity of which the Heyman Group owns at least 80% of such entity's capital stock or beneficial interest or (3) any person or entity, other than the Heyman Group, assumes, without the consent of the Heyman Group, management responsibilities for the affairs of G-I Holdings or any subsidiary thereof.

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

Compensation Committee Interlocks and Insider Participations

        We do not have a separate compensation committee. Compensation policies are established by our board of directors, each member of which is also one of our executive officers. See Item 13, "Certain Relationships and Related Transactions".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        As of March 26, 2003, 100% of our outstanding shares of Class A common stock and Class B common stock were owned of record by BMCA Holdings Corporation.

        The following table sets forth information with respect to the ownership of BMCA's common stock, as of March 26, 2003, by each other person known to us to own beneficially more than 5% of either class of the common stock outstanding on that date and by all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class	Total Voting Power
Class A Common Stock	Samuel J. Heyman	1,015,010	(2)	100.0%	98.5%
	All directors and executive officers of BMCA as a group (8 persons)	—		—	—
Class B Common Stock	Samuel J. Heyman	15,000	(2)	100.0%	1.5%
	All directors and executive officers of BMCA as a group (8 persons)	—		—	—

(1)
The business address for Mr. Heyman is 1361 Alps Road, Wayne, New Jersey 07470.

(2)  The number of shares shown as being beneficially owned (as defined in Rule 13d-3 of the Exchange Act) by Mr. Heyman attributes ownership of the shares of BMCA common stock owned by BMCA Holdings Corporation, an indirect wholly-owned subsidiary of G Holdings, to Mr. Heyman. As of March 26, 2003, Mr. Heyman beneficially owned (as defined in Rule 13d-3 of the Exchange Act) approximately 99% of the capital stock of G Holdings.

Item 13. Certain Relationships and Related Transactions

Management Agreement

        Pursuant to a management agreement, a subsidiary of ISP (of which Samuel J. Heyman beneficially owns, as defined in Rule 13d-3 of the Exchange Act, approximately 100%), provides some general management, administrative, legal, telecommunications, information and facilities services to us, including the use of our headquarters in Wayne, New Jersey. We were charged approximately $6.1 million in 2002 for these services under the management agreement, inclusive of the services provided to G-I Holdings. These charges consist of management fees and other reimbursable expenses attributable to us, or incurred by ISP for our benefit. They are based on an estimate of the costs ISP incurs to provide those services. The management agreement is expected to be amended to adjust the management fees payable under the agreement and to extend the term of the agreement effective January 1, 2003 through December 31, 2003. The management agreement also provides that we are responsible for providing management services to G-I Holdings and some of its subsidiaries and that G-I Holdings pay to us a management fee for these services. The aggregate amount paid by G-I Holdings to us for services rendered under the management agreement in 2002 was approximately $0.8 million. We also allocate a portion of the management fees payable by us under the management agreement to separate lease payments for the use of our headquarters. Based on the services provided in 2002 under the management agreement, the aggregate amount payable by us to ISP under the management agreement for 2003, inclusive of the services provided to G-I Holdings, is expected to be approximately $6.3 million. Some of our executive officers receive their compensation from ISP. ISP is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the management agreement.

        Due to the unique nature of the services provided under the management agreements, comparisons with third party arrangements are difficult. However, we believe that the terms of the management agreement taken as a whole are no less favorable to us than could be obtained from an unaffiliated third party.

Certain Purchases

        We purchase substantially all of our colored roofing granules requirements under a requirements contract from ISP, except for the requirements of certain of our roofing plants that are supplied by third parties. We are continuing to operate under the terms of the existing agreement, pending negotiation and execution of a new requirements contract with ISP. In 2002, we purchased in the aggregate approximately $73.2 million of mineral products from ISP.

Tax Sharing Agreement

        We entered into a tax sharing agreement (the "Tax Sharing Agreement") dated January 31, 1994, with G-I Holdings, with respect to the payment of federal income taxes and related matters. During the term of the Tax Sharing Agreement, which is effective for the period during which we or any of our domestic subsidiaries is included in a consolidated federal income tax return for the G-I Holdings consolidated tax group, we are obligated to pay G-I Holdings an amount equal to those federal income taxes we would have incurred if we, on behalf of ourselves and our domestic subsidiaries, filed our own federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by us to G-I Holdings in future years, but cannot be carried back. If we ever were to leave the G-I Holdings consolidated tax group, we would be required to pay to G-I Holdings the value of any tax attributes to which we would succeed under the consolidated return regulations to the extent the tax attributes reduced the amounts otherwise payable by us under the Tax Sharing Agreement. Under limited circumstances, the provisions of the Tax Sharing Agreement could result in us having a greater liability under the agreement than we would have had if we and our domestic subsidiaries had filed our own separate federal income tax return. Under the Tax Sharing Agreement, we and each of our domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of G-I Holdings or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to our business or assets or the business or assets of any of our domestic subsidiaries. Although, as a member of the G-I Holdings consolidated tax group, we are severally liable for certain federal income tax liabilities of the G-I Holdings consolidated tax group, including tax liabilities not related to our business, we should not have any liability, under any circumstances, other than liabilities arising from our operations and the operations of our domestic subsidiaries and tax liabilities for tax years pre-dating the Tax Sharing Agreement that relate to our business or assets and the business or assets of any of our domestic subsidiaries. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, G-I Holdings makes all decisions with respect to all matters relating to taxes of the G-I Holdings consolidated tax group. The provisions of the Tax Sharing Agreement take into account both the federal income taxes we would have incurred if we filed our own separate federal income tax return and the fact that we are a member of the G-I Holdings consolidated tax group for federal income tax purposes.

Intercompany Borrowings

        BMCA makes loans to, and borrows from, G-I Holdings and its subsidiaries from time to time at prevailing market rates. As of December 31, 2002, a $2.6 million loan, including cumulative interest of $0.2 million, was owed to BMCA by BMCA Holdings Corporation at interest rates ranging between 4.75% and 4.25%. In addition, no loans were owed by us to affiliates. We also make non-interest bearing advances to affiliates, of which no balance was outstanding at December 31, 2002. During 2002, we made a distribution of $1.9 million to our parent corporations. See Note 16 to Consolidated Financial Statements.

Item 14. Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer are responsible for the design, maintenance and effectiveness of disclosure controls and procedures (as defined in the Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934).

        We have formed a Disclosure Controls Committee to review and revise as required, our disclosure controls and procedures. Such controls and procedures include quarterly meetings of executives and controllers throughout BMCA to ensure that information required to be disclosed by us in the periodic reports we file or submit under the Exchange Act is accurate and to allow timely decisions to be made regarding such disclosure. The effectiveness of the disclosure controls and procedures have been evaluated by the Chief Executive Officer and Chief Financial Officer within 90 days of the filing date of this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are adequate and effective.

        There have been no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation in connection with the preparation of this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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
4.1
Indenture, dated July 5, 2000, between BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.13 to BMCA's Form 10-K for the year ended December 31, 2000 (the "2000 10-K")).
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

4.16
Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of December 3, 1998, among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as original guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.12 to the 2000 10-K).
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
10.4
Amendment No. 3 to the Amended and Restated Management Agreement, dated as of June 27, 2001, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.7 to the ISP Chemco Inc. Registration Statement on Form S-4 (Registration No. 333-70144)).
10.5
Amendment No. 4 to the Amended and Restated Management Agreement, dated as of January 1, 2002, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. (incorporated by reference to Exhibit 10.5 to BMCA's Form 10-K for the year ended December 31, 2001 (the "2001 10-K")).
10.6	Form of Option Agreement relating to Series A Cumulative Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 10.9 to BMCA's Form 10-K for the year ended December 31, 1996).*
10.7
Form of Amendment to Option Agreement relating to Series A Cumulative Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 10.12 to BMCA's Form 10-K for the year ended December 31, 1997 (the "1997 10-K")).*
10.8	Form of Option Agreement relating to Series A Cumulative Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 10.13 to the 1997 10-K).*
10.9	BMCA Preferred Stock Option Plan (incorporated by reference to Exhibit 4.2 to BMCA's Registration Statement on Form S-8 (Registration No. 333-60589)).*
10.10	BMCA 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the 2000 10-K).*
10.11	Tax Sharing Agreement, dated as of January 31, 1994, among GAF, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.6 to the Deferred Coupon Note Registration Statement).
10.12	Amendment to Tax Sharing Agreement, dated as of March 19, 2001, between G-I Holdings and BMCA (incorporated by reference to Exhibit 10.10 to the 2000 10-K).

10.13
Reorganization Agreement, dated as of January 31, 1994, among GAF Building Materials Corporation, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.9 to the Deferred Coupon Note Registration Statement).
10.14
Consolidated Credit Agreement, dated as of December 30, 2002, by and among BMCA, the lenders party thereto, and The Bank of New York, as agent for the lenders and as Swing Line Lender (the "Consolidated Credit Agreement").
10.15
Security Agreement, dated December 22, 2000, by and among BMCA and each of the grantors party thereto and The Bank of New York as Collateral Agent (incorporated to reference to Exhibit 10.18 to the 2000 10-K).
10.16
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
10.17	Employment Security Agreement between BMCA and William W. Collins, effective May 2001 (incorporated by reference to Exhibit 10.22 to the 2001 10-K).*
10.18	Employment Security Agreement between BMCA and David A. Harrison, effective June 2001(incorporated by reference to Exhibit 10.23 to the 2001 10-K).*
10.19	Employment Security Agreement between BMCA and Robert B. Tafaro, effective June 2001 (incorporated by reference to Exhibit 10.24 to the 2001 10-K).*
10.20	Employment Security Agreement between BMCA and Kenneth E. Walton, effective June 2001 (incorporated by reference to Exhibit 10.25 to the 2001 10-K).*
10.21	Employment Security Agreement between BMCA and John F. Rebele, effective June 2001(incorporated by reference to Exhibit 10.26 to the 2001 10-K).*
10.22	Employment Security Agreement between BMCA and Douglas W. Blackwell, effective June 2001.*
16
Letter dated June 21, 2002, from Arthur Andersen LLP to the Securities and Exchange Commission regarding the change in certifying accountant (incorporated by reference to Exhibit 16 to BMCA's current report on Form 8-K filed June 24, 2002).
21	Subsidiaries of BMCA.
99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          * Management and/or compensation plan or arrangement

          (b) Reports on Form 8-K

          No reports on Form 8-K were filed in the fourth quarter of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILDING MATERIALS CORPORATION OF AMERICA
BUILDING MATERIALS MANUFACTURING CORPORATION
Date: March 26, 2003	By:	/s/ WILLIAM W. COLLINS
Name: William W. Collins Title: Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM W. COLLINS William W. Collins	Chief Executive Officer, President and Director (Principal Executive Officer)	March 26, 2003
/s/ JOHN F. REBELE John F. Rebele	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 26, 2003
/s/ DAVID A. HARRISON David A. Harrison	Director	March 26, 2003
/s/ ROBERT B. TAFARO Robert B. Tafaro	Director	March 26, 2003
/s/ KENNETH E. WALTON Kenneth E. Walton	Director	March 26, 2003
/s/ JAMES T. ESPOSITO James T. Esposito	Vice President and Controller (Principal Accounting Officer)	March 26, 2003

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILDING MATERIALS INVESTMENT CORPORATION
Date: March 26, 2003	By:	/s/ WILLIAM W. COLLINS
Name: William W. Collins Title: Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM W. COLLINS William W. Collins	Chief Executive Officer, President and Director (Principal Executive Officer)	March 26, 2003
/s/ BARRY A. CROZIER Barry A. Crozier	Director	March 26, 2003
/s/ JOHN F. REBELE John F. Rebele	Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 26, 2003

CERTIFICATION

I, William W. Collins, certify that:

1.
I have reviewed this annual report on Form 10-K of Building Materials Corporation of America;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ WILLIAM W. COLLINS

Name:	William W. Collins
Title:	Chief Executive Officer and President

CERTIFICATION

I, John F. Rebele, certify that:

1.
I have reviewed this annual report on Form 10-K of Building Materials Corporation of America;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ JOHN F. REBELE

Name:	John F. Rebele
Title:	Senior Vice President and Chief Financial Officer

BUILDING MATERIALS CORPORATION OF AMERICA
FORM 10-K

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS, CONSOLIDATED
FINANCIAL STATEMENTS AND SCHEDULES

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        Building Materials Corporation of America or BMCA, a subsidiary of BMCA Holdings Corporation, was formed in January 1994 to acquire the operating assets and certain liabilities of GAF Building Materials Corporation, whose name was changed to G-I Holdings Inc., an indirect parent of BMCA. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc. See Note 1 to Consolidated Financial Statements. Unless otherwise indicated by the context, "we," "us" and "our" refer to Building Materials Corporation of America and its consolidated subsidiaries.

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

Critical Accounting Policies

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to customer incentives, doubtful accounts, inventory valuation, product warranty claims, environmental liabilities, goodwill, the carrying value of long-lived tangible and intangible assets, pensions and other postemployment benefits, and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. In the opinion of our management, the financial statements herein contain all adjustments necessary to present fairly our financial position and our results of operations and cash flows for the periods presented. We do not anticipate any changes in management estimates that would have a material impact on our operations, liquidity or capital resources, subject to the matters discussed in Note 17 to Consolidated Financial Statements. We believe the following critical accounting policies are the most important to the portrayal of our financial condition and results of operations and require our management's more significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

        Revenue is recognized at the time products are shipped to the customer. Products are generally shipped Freight on Board, or FOB, shipping point and title and risk of loss passes to the customer at the time of shipment.

Customer Incentives

        We maintain allowances for customer incentives and volume rebates resulting from promotional programs to certain of our customers. The customer incentives and volume rebates are recorded as a reduction in gross sales and reserves are recorded based on customers' purchase levels of specific products and the promotional programs related to these products. Management evaluates these incentives and volume rebate programs and, if adjustments to our estimates are required, additional allowances or reductions may be recorded.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management continuously assesses the financial condition of our customers and the markets in which these customers participate. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Inventories

        Inventories are valued at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine cost for asphalt raw materials used to produce our products. All other inventories are valued on the FIFO (first-in, first-out) method. We write down our inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. If actual market conditions differ than those projected by management, additional inventory adjustments may be required.

Long-Lived Asset Impairment

        We follow the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or SFAS No. 144. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For purposes of recognizing and measuring impairment of long-lived assets, we evaluate assets for associated facilities because this is the lowest level of independent cash flows ascertainable to evaluate impairment. We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For long-lived assets to be held and used, an impairment exists when the carrying amount of the asset exceeds the fair value. Fair value is determined based on estimated future cash flows. See Note 3 to Consolidated Financial Statements.

Goodwill

        Through December 31, 2001, we amortized goodwill on a straight-line basis over the expected useful lives of the underlying assets. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" or SFAS No. 142, effective January 1, 2002, goodwill is no longer being amortized over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. This assessment could result in a material future impairment charge.

        We evaluated the recoverability of goodwill for our roofing products and specialty building products and accessories reporting units. Our methodology included evaluations using estimated future discounted cash flows, net sales multiples and multiples of earnings before interest, taxes, depreciation and amortization or EBITDA. Our analysis was completed for each of the reporting units to which the goodwill relates. If the estimated range of values from the methodologies employed are less than the carrying amount of the related reporting unit, impairment losses for goodwill will be charged to results of operations. In determining the estimated future discounted cash flows, we considered projected future levels of income, future business trends, and market and economic conditions. Our analysis related to multiples of sales and EBITDA are based on related industry data. We adopted SFAS No. 142 effective January 1, 2002 and updated our analysis at December 31, 2002 and noted no impairment existed. See Note 4 to Consolidated Financial Statements.

Product Warranty Claims

        We provide certain limited warranties covering most of our residential roofing products for periods generally ranging from 20 to 40 years, with lifetime limited warranties on certain specialty shingle products. We also offer certain limited warranties and guarantees of varying duration covering most of our commercial roofing products and limited warranties covering most of our specialty building products and accessories for periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products. The reserve for product warranty claims is estimated on the basis of historical and projected claims activity, as well as other factors. The accuracy of the estimate of additional costs is dependent on both the number and cost of future claims submitted during the warranty periods. We believe that the reserves established for estimated probable future product warranty claims are adequate. If actual claims differ from these estimates, adjustments to this reserve may be required.

Environmental Liability

        We accrue environmental costs when it is probable that we have incurred a liability and the expected amount can be reasonably estimated. The amount accrued reflects our assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

Pension and Other Postemployment Benefits

        We maintain defined benefit plans that provide eligible employees with retirement benefits. In addition, while we generally do not provide postretirement medical and life insurance benefits, we subsidize such benefits for certain employees and certain retirees. The costs and obligations related to these benefits reflect our assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, and rate of compensation increases for employees. Projected health care benefits additionally reflect our assumptions about health care cost trends. The cost of providing benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.

Results of Operations

2002 Compared with 2001

        We recorded net income in 2002 of $32.6 million compared with net income of $18.8 million for 2001, representing an increase of over 73%. The reported net income of $32.6 million includes a $1.8 million ($1.1 million after-tax) pre-tax loss on the sale of our Monroe, Georgia manufacturing facility. See Note 6 to Consolidated Financial Statements. Excluding the loss on the sale of the Monroe, Georgia manufacturing facility net income would have been $33.7 million in 2002. The increase in 2002 net earnings was primarily the result of higher operating income, lower manufacturing costs and lower interest expense.

        Net sales for 2002 were $1,360.7 million compared with $1,293.0 million in the same period of 2001, representing an increase of 5.2%. Higher net sales in 2002 were primarily attributable to an increase in both net sales of premium residential roofing products and commercial roofing products. The increase in net sales of premium residential roofing products in 2002 resulted from higher average selling prices and higher unit volumes, while the increase in net sales of commercial roofing products resulted from higher unit volumes partially offset by lower average selling prices.

        Operating income for 2002 was $114.9 million compared with $97.0 million for 2001, representing an increase of $17.9 million or 18.5%. Excluding the loss on the sale of the Monroe, Georgia manufacturing facility, operating income would have been $116.7 million in 2002. Higher operating results in 2002 were primarily attributable to an increase in both net sales of premium residential and commercial roofing products along with lower manufacturing costs, partially offset by the loss on sale of the Monroe, Georgia manufacturing facility and higher selling, general and administrative expenses. As a result of the adoption of SFAS No. 142, goodwill amortization, which amounted to $2.0 million before tax in 2001, is no longer being amortized in 2002.

        Interest expense decreased from $60.8 million in 2001 to $55.0 million in 2002, primarily due to lower average borrowings and a lower average interest rate. Other expense, net was $9.0 million for 2002 compared to $6.4 million in 2001 with the increase primarily due to increases in the cost of the Accounts Receivable Securitization Agreement. See Note 9 to Consolidated Financial Statements.

2001 Compared with 2000

        We recorded net income in 2001 of $18.8 million compared with a net loss of $11.2 million in 2000. Excluding the impact in 2000 of the pre-tax gain of $17.5 million ($11.0 million after-tax) from the sale of the security products business of our subsidiary, LL Building Products Inc., a pre-tax charge of $15.0 million ($9.5 million after-tax) related to an increase in product warranty reserves (see Note 2 to Consolidated Financial Statements), pre-tax losses from the sale of investment securities of $18.1 million ($11.4 million after-tax) and an after-tax extraordinary loss of $0.3 million, the net loss would have been $1.0 million in 2000. Results for 2000 also included operating income of the security products business of LL Building Products Inc., which was sold in September 2000, of $3.7 million pre-tax ($2.3 million after-tax). The increase in 2001 net earnings was primarily the result of higher operating income and lower other expenses, partially offset by higher interest expense.

        Net sales for 2001 were $1,293.0 million compared with $1,207.8 million in the same period of 2000 representing an increase of 7.1%. Excluding the impact of the sale of the security products business of LL Building Products Inc., net sales were higher by 9.1% in 2001. Higher net sales in 2001 were primarily attributable to an increase in net sales of premium residential roofing products, partially offset by lower net sales in commercial roofing products and the sale of the security products business of LL Building Products Inc. The increase in net sales of premium residential roofing products in 2001 resulted from higher unit volumes and higher average selling prices, while the decline in net sales of commercial roofing products resulted from lower unit volumes and lower average selling prices.

        Operating income for 2001 was $97.0 million compared with $63.9 million in 2000, representing an increase of $33.1 million or 51.8%. Excluding the $3.7 million of operating income of the security products business of LL Building Products Inc., together with the $17.5 million gain on sale of these assets and the $15.0 million product warranty reserve charge in 2000, operating income would have been higher by $39.3 million or 68.1% in 2001. Higher operating results in 2001 were primarily attributable to an increase in premium residential roofing products net sales along with lower manufacturing costs, partially offset by higher selling, general and administrative expenses, a decrease in net sales of commercial roofing products, and the sale of the security products business of LL Building Products Inc. The higher selling, general and administrative expenses in 2001 were principally due to higher volume related transportation and warehouse expenses.

        We recorded in 2000 a $17.5 million pre-tax gain from the sale of certain assets of the security products business of LL Building Products Inc. (see Note 6 to Consolidated Financial Statements), a pre-tax charge of $15.0 million related to an increase in product warranty reserves (see Note 2 to Consolidated Financial Statements), pre-tax losses from the sale of investment securities of $18.1 million, and an after-tax extraordinary loss of $0.3 million related to the write-off of unamortized deferred financing fees in connection with the extinguishment of debt.

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

Liquidity and Financial Condition

        Net cash inflow during 2002 was $67.2 million before financing activities, including $101.8 million of cash generated from operations and the reinvestment of $34.6 million for capital programs.

        Cash invested in additional working capital totaled $0.9 million during 2002, primarily reflecting increases in accounts receivable and inventory of $6.3 and $17.3 million, respectively, partially offset by increases in accounts payable and accrued liabilities of $15.0 and $7.4 million, respectively. Cash provided by operating activities also reflected net proceeds of $5.7 million from the sale of accounts receivable to a third party in connection with our Accounts Receivable Securitization Agreement (see Note 9 to Consolidated Financial Statements), a $2.5 million increase from related parties/parent corporations transactions, and a $4.4 million decrease in the reserve for product warranty claims.

        Net cash used in financing activities totaled $17.5 million in 2002, including $15.2 million of repayments of long-term debt, $1.9 million of distributions to parent corporations, a $0.1 million loan to our parent corporation, and $0.2 million in financing fees and expenses. See Note 16 to Consolidated Financial Statements. Our 10 1/2% Senior Notes due 2003, our 7 3/4% Senior Notes due 2005, our 8 5/8% Senior Notes due 2006, our 8% Senior Notes due 2007 and our 8% Senior Notes due 2008 are collectively referred to as the "Senior Notes".

        As a result of the foregoing factors, cash and cash equivalents increased by $49.8 million during 2002 to $96.2 million.

        In August 1999, we entered into a $110 million secured revolving credit facility. In December 2000, we entered into an additional $100 million secured revolving credit facility to be used for working capital purposes subject to certain restrictions. In December 2002, we consolidated and restated both credit facilities. We refer to the consolidated and restated agreement as the Credit Agreement. The Credit Agreement matures in August 2003. As of December 31, 2002, there were no outstanding borrowings and $39.3 million of letters of credit were outstanding against the Credit Agreement. Our obligations under the Credit Agreement, as well as our obligations under our $7.0 million precious metal note due 2003, which we refer to as the Precious Metal Note, and approximately $3.4 million of obligations under a standby letter of credit, collectively referred to as the Other Indebtedness, aggregated $7.0 million of borrowings and $42.7 million of letters of credit outstanding at December 31, 2002. All those obligations are secured by a first-priority lien on substantially all of our assets and the assets of our subsidiaries on a pro-rata basis. We refer to these assets below as the "Collateral." The Credit Agreement has been guaranteed by all of our current and future direct and indirect domestic subsidiaries, other than BMCA Receivables Corporation. Our Senior Notes are secured by a second-priority lien on these assets for so long as the first-priority lien remains in effect, subject to certain limited exceptions and have been guaranteed by our subsidiaries that guaranteed the Credit Agreement. In connection with these transactions, we entered into a security agreement which grants a security interest in the Collateral in favor of the collateral agent on behalf of the lenders under the Credit Agreement, the Other Indebtedness and the holders of our outstanding Senior Notes. We also entered into a collateral agent agreement which provides, among other things, for the sharing of proceeds with respect to any foreclosure or other remedy in respect of the Collateral. We are also required to pay unused commitment fees associated with the Credit Agreement. For 2001 and 2002 these fees amounted to $0.5 and $0.8 million, respectively.

        Under the terms of the Credit Agreement and the indentures governing our Senior Notes, we are subject to certain financial covenants. These include, among others,

  •
  interest coverage, as defined,

  •
  minimum consolidated EBITDA (earnings before income taxes and extraordinary items increased by interest expense, depreciation, goodwill and other amortization),

  •
  limitations on the amount of annual capital expenditures and indebtedness,

  •
  restrictions on distributions to our parent corporations and on incurring liens, and

  •
  restrictions on investments and other payments. Dividends and other restricted payments are prohibited, except demand loans of specified amounts made to any parent corporations, subject to limitations, as described in those agreements, in future periods. As of December 31, 2002, after giving effect to the most restrictive of the aforementioned restrictions, we could not have paid dividends or made other restricted payments except for demand loans up to $32.8 million to our parent corporations. In addition, if a change of control as defined in the Credit Agreement occurs, the agreement could be terminated and the loans under this agreement accelerated by the holders of that indebtedness. If that event occurred, it would cause our outstanding Senior Notes to be accelerated. As of December 31, 2002, we were in compliance with all covenants under the Credit Agreement and the indentures governing our Senior Notes.

        In connection with entering into the additional $100 million secured revolving credit facility in December 2000, we also issued a $7.0 million note (the "Precious Metal Note"), which bears interest rates similar to the Credit Agreement, to finance precious metals used in our manufacturing processes.

        The Credit Agreement also provides that in the event we become the subject of any bankruptcy proceedings, the lenders will, subject to bankruptcy court approval, refinance and consolidate in full the indebtedness under the Credit Agreement and the Other Indebtedness with a new debtor-in-possession facility. The terms and conditions of that debtor-in-possession facility would be substantially identical to the Credit Agreement and the Other Indebtedness, and would be in an aggregate amount equal to the then committed amount under the Credit Agreement plus the principal amount of the Other Indebtedness. That facility would mature on August 18, 2004 and would be secured by a first-priority security interest in all of the Collateral.

        We have four industrial revenue bond issues outstanding, which bear interest at floating rates. Interest rates on the foregoing obligations ranged between 0.95% and 2.65% as of December 31, 2002.

        We are currently negotiating the definitive terms of a new credit facility to replace and refinance our existing Credit Agreement, which matures in August 2003. We anticipate this refinancing will be completed prior to the end of the second quarter of 2003, although there are no assurances in this regard.

        See Note 12 to Consolidated Financial Statements for further information regarding our debt instruments.

        At December 31, 2002, we had total outstanding consolidated indebtedness of $591.1 million, of which $45.3 million matures prior to December 31, 2003, and a stockholders' deficit of $31.1 million. We anticipate funding these obligations principally from our cash on hand, cash flow from operations and/or borrowings.

        In December 2001, we entered into a new accounts receivable securitization agreement under which we sell certain of our trade accounts receivable to a special purpose subsidiary of ours, BMCA Receivables Corporation, without recourse, which in turn sells them to a third party, without recourse. The agreement provides for a maximum of $115.0 million in cash to be made available to us based on the sale of eligible receivables outstanding from time to time. This agreement expires in December 2004 and is subject to financial and other covenants, including a material adverse change in business conditions, financial or otherwise. This agreement replaced a prior accounts receivable facility, which expired December 2001. See Note 9 to Consolidated Financial Statements.

        We make loans to, and borrow from, G-I Holdings and its subsidiaries from time to time at prevailing market rates. As of December 31, 2002, BMCA Holdings Corporation owed us $2.6 million, including interest for 2002 of $0.1 million, representing a loan for payments made during 2001, at an interest rate of 4.25%. At December 31, 2002, no loans were owed by us to affiliates. In addition, from time to time we make non-interest bearing advances to affiliates, of which no amounts were outstanding at December 31, 2002. See Note 16 to Consolidated Financial Statements.

        On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to asbestos claims. See Item 3, "Legal Proceedings" for further information regarding asbestos-related matters. See Note 5 to the Consolidated Financial Statements.

        Our parent corporations, G-I Holdings and BMCA Holdings Corporation, are essentially holding companies without independent businesses or operations. As a result, they are presently dependent upon the earnings and cash flows of their subsidiaries, principally our company, in order to satisfy their obligations, including various tax and other claims and liabilities including tax liabilities relating to Rhône-Poulenc Surfactants & Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. We do not believe that the dependence of our parent corporations on the cash flows of their subsidiaries should have a material adverse effect on our operations, liquidity or capital resources. See Notes 5, 8, 12, 16 and 17 to Consolidated Financial Statements.

        We use capital resources to maintain existing facilities, expand our operations and make acquisitions. In 2003, we expect to spend approximately $60 million on maintenance and compliance and expansion capital. We expect to generate funding for our capital programs from results of operations and borrowings under our Credit Agreement.

        In response to current market conditions, to better service shifting customer demand and to reduce costs, we closed four manufacturing facilities in 2000 located in Monroe, Georgia; Port Arthur, Texas; Corvallis, Oregon; and Albuquerque, New Mexico. In December 2001, we sold the Corvallis, Oregon facility. The sale of this facility did not have a material impact on the results of operations. In December 2002, we sold the Monroe, Georgia facility. The sale of this facility did not have a material impact on the results of operations. See Note 6 to the Consolidated Financial Statements. As market growth and customer demand improves, we may reinstate production at one or more of the remaining two closed manufacturing facilities in the future. The effect of closing these facilities was not material to our results of operations.

        We do not believe that inflation has had an effect on our results of operations during the past three years. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

        We believe that the recent disruption of asphalt production caused by the petroleum industry strike in Venezuela may lead to asphalt shortages for the U.S. roofing industry in 2003. With the strength of our manufacturing operations which allows us to use many types of asphalt, we have been able to secure alternative sources of supply of asphalt and, as a result, believe the asphalt market conditions will not have a significant impact on future sales, although no assurances can be provided in that regard. The increased tightness in supply of asphalt is already resulting in significant asphalt cost increases from suppliers.

Contractual Obligations and Commercial Commitments

        We have contracts with two different asphalt terminal suppliers where asphalt imported from Venezuela or other suppliers is stored prior to its use at our plants. These asphalt terminals are located at the Ports of Tampa, Florida and Savannah, Georgia and are used to service our plants at those sites. We are obligated to pay these suppliers for use of these terminals under these contracts through 2008 and 2005, respectively. Monthly pricing is fixed and includes capital improvements made at each asphalt terminal by its owner. See the unconditional purchase obligations on the schedule below as it relates to our asphalt tank suppliers.

        The future cost of these non-cancelable contracts is included in the table of contractual obligations shown below, together with other contractual obligations related to debt and leases.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Long-term Debt	$592.6	$45.6	$157.9	$209.4	$179.7
Unconditional Purchase Obligations	3.8	1.1	1.8	0.9	—
Operating Leases	87.0	16.5	28.7	21.9	19.9
Capital Lease Obligations	20.2	3.5	7.6	9.1	—

Total	$703.6	$66.7	$196.0	$241.3	$199.6

        We have contractual guarantees and commitments as follows:

	Expiration per period
Contractual Guarantees and Commitments	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Letters of Credit	$42.7	$39.3	$3.4	$—	$—

Total	$42.7	$39.3	$3.4	$—	$—

        Letters of credit of $42.7 million, of which $42.0 million are standby letters of credit and $0.7 million are documentary letters of credit, are irrevocable obligations of an issuing bank. These letters of credit have been guaranteed by us.

Other Obligations

        We have other obligations as follows:

	2002	2003
Other Obligations	Actual Spending	Projected Spending
	(Millions)
Environmental Matters	$0.7	$3.4
Pension and Other Benefits	1.0	0.3

Total	$1.7	$3.7

        Our expenditures for environmental compliance capital projects were $1.3 and $0.7 million in 2001 and 2002, respectively. We anticipate that environmental regulations will continue to be imposed on the roofing industry. Although we cannot predict with certainty future environmental expenditures, especially expenditures beyond 2003, management believes the estimation in the table above is adequate.

        Our policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. In 2002, we made pension contributions of $0.7 million compared to $1.4 million in 2001. In 2003, based on current actuarial data, we do not expect to make any pension contribution. Actual contributions in 2003 and future years may vary based on a number of factors including prevailing interest rates and return on plan assets.

        Spending associated with other benefit plans, primarily retiree medical, defined contribution and long-term disability, amounted to $0.3 million and $0.5 million in 2002 and 2001, respectively. We expect spending to continue at comparable levels in 2003.

Available Sources of Liquidity

        We have available sources of liquidity, net of amounts used, as follows:

	Expiration per period
Available Sources of Liquidity	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Unused Lines of Credit	$170.7	$170.7	$—	$—	$—
Asset Securitization Program	115.0	—	115.0	—	—

Total	$285.7	$170.7	$115.0	$—	$—

        We have a $210 million Credit Agreement, of which $39.3 million of letters of credit were utilized at December 31, 2002.

Sale of Accounts Receivable

        In March 1993, we sold our trade accounts receivable to a trust, without recourse, pursuant to an agreement which provided for a maximum of $75.0 million in cash to be made available to us based on Eligible Receivables, as defined, outstanding from time to time. In November 1996, we entered into new agreements which provided for a maximum of $115.0 million, pursuant to which we sold the receivables to a special purpose subsidiary of ours, BMCA Receivables Corporation without recourse, which in turn sold them without recourse. In December 2001, this facility matured and $115.0 million was repaid to settle previous amounts made available to us.

        In December 2001, we entered into a new Accounts Receivable Securitization Agreement under which we sell certain of our trade accounts receivable to BMCA Receivables Corporation, without recourse, which in turn sells them to a third party, without recourse. The agreement provides for a maximum of $115.0 million in cash to be made available to us based on the sale of Eligible Receivables outstanding from time to time. This agreement expires in December 2004 and is subject to financial and other covenants including a material adverse change in business conditions, financial or otherwise.

        As of December 31, 2001 and 2002, we had $99.7 and $105.4 million, respectively, outstanding under the agreement. The excess of accounts receivable sold over the net proceeds received is included in "Accounts receivable, other". BMCA Receivables Corporation is not a guarantor under our debt obligations. See Notes 12 and 18 to Consolidated Financial Statements. The effective cost to us varies with LIBOR and is included in "Other income (expense), net" and amounted to $6.9, $4.0 and $5.2 million in 2000, 2001 and 2002, respectively.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board, which we refer to as FASB, issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which we refer to as SFAS No. 142. With the adoption of SFAS No. 142, effective as of January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. We adopted SFAS No. 142 effective as of January 1, 2002 and updated our evaluation at December 31, 2002 (see Note 4 to Consolidated Financial Statements) and noted no impairment existed.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which we refer to as SFAS No. 143. SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. If the obligation is settled for other than the carrying amount of the liability, we would then recognize a gain or loss on settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We early adopted the provisions of SFAS No. 143 and completed our analysis of SFAS No. 143 at December 31, 2002 and noted no material asset retirement obligations are required.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which we refer to as SFAS No. 144. SFAS No. 144 was effective as of January 1, 2002 and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For long-lived assets to be held and used, an impairment exists when the carrying amount of the asset exceeds its fair value. A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For 2002, no asset impairment charge was required.

        SFAS No. 144 also established accounting and reporting standards for long-lived assets to be disposed of by sale and broadened the provisions of Accounting Principles Board Opinion No. 30, which we refer to as APB No. 30, for accounting for discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished from the rest of the entity. While we have no current plans to do so, if we decide in the future to dispose of a component of our company that meets the criteria of SFAS No. 144, that component would be reported as a discontinued operation.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which we refer to as SFAS No. 145. SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishments of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of APB No. 30 for classification as extraordinary. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. We expect to adopt SFAS No. 145 effective January 1, 2003.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which we refer to as SFAS No. 146. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective of initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. As we have no plans at this time for any exit or disposal activities, we believe SFAS No. 146 will not have any immediate effect on our financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which we refer to as FIN 45. FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as: a financial standby letter of credit; a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party; and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor's obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. A subsidiary's guarantee of the debt of its parent is not subject to the initial recognition and measurement provisions of FIN 45 but are subject to its disclosure requirements. We have adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", which we refer to as FIN 46. In accordance with FIN 46, a variable interest entity will be consolidated if either the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities; (2) the obligation to absorb the expected losses of the entity if they occur; (3) the right to receive the expected residual returns of the entity if they occur. All companies with variable interests in variable interest entities created after January 31, 2003 shall apply the provisions of FIN 46 immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15,

2003. We do not expect the provisions of FIN 46 to have a material effect on our financial condition or results of operations.

Market-Sensitive Instruments and Risk Management

        During 2000 and in prior years, our investment strategy was to seek returns in excess of money market rates on our available cash while minimizing market risks. We invested primarily in international and domestic arbitrage and securities of companies involved in acquisition or reorganization transactions, including at times, common stock short positions which were offset against long positions in securities which were expected, under certain circumstances, to be exchanged or converted into the short positions. With respect to our equity positions, we were exposed to the risk of market loss. See Note 2 to Consolidated Financial Statements. We are no longer permitted to engage in those activities under the terms of the Credit Agreement.

        Under the terms of the Credit Agreement, we are only permitted to enter into hedging arrangements that protect against or mitigate the effect of fluctuations in interest rates, foreign exchange rates or prices of commodities used in our business.

* * *

Forward-looking Statements

        This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. The forward-looking statements included herein are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results or events will be achieved.

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

	Year Ended December 31,
	1998		1999		2000	2001	2002
	(Millions)
Operating Data:
Net sales	$1,088.0		$1,140.0		$1,207.8	$1,293.0	$1,360.7
Operating income	47.5	*	83.1	*	63.9 *	97.0	114.9
Interest expense	50.0		48.3		53.5	60.8	55.0
Income (loss) before income taxes and extraordinary losses	13.5		40.2		(17.2)	29.8	50.9
Income (loss) before extraordinary losses	8.4		25.3		(10.8)	18.8	32.6
Net income (loss)	(9.8)		24.0		(11.2)	18.8	32.6

*
After unusual charges of $27.6 and $2.7 million in 1998 and 1999, respectively, and a charge of $15.0 million and a gain on sale of assets of $17.5 million in 2000.

	December 31,
	1998	1999	2000	2001	2002
	(Millions)
Balance Sheet Data:
Total working capital	$220.1	$109.9	$129.9	$84.6	$86.0
Total assets	867.0	895.1	771.2	706.3	743.4
Long-term debt less current maturities	596.9	600.7	674.7	599.9	545.8
Total stockholders' equity (deficit)	52.2	21.7	(77.9)	(61.6)	(31.1)
	Year Ended December 31,
	1998	1999	2000	2001	2002
	(Millions)
Other Data:
Depreciation	$28.9	$33.0	$36.4	$37.2	$38.7
Goodwill amortization	2.1	2.0	2.0	2.0	—
Software amortization	0.2	0.7	0.9	1.8	2.0
Capital expenditures and acquisitions	134.5	45.8	61.5	28.1	34.6

BUILDING MATERIALS CORPORATION OF AMERICA
INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Building Materials Corporation of America:

        We have audited the accompanying consolidated balance sheet of Building Materials Corporation of America and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended, as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements of Building Materials Corporation of America and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 4 to the consolidated financial statements, in their report dated February 15, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Building Materials Corporation of America and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

        As discussed above, the 2001 and 2000 consolidated financial statements of Building Materials Corporation of America and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 4, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the transitional disclosures for 2001 and 2000 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Building Materials Corporation of America and subsidiaries other than with respect to such transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

KPMG LLP
Short Hills, New Jersey February 11, 2003

BUILDING MATERIALS CORPORATION OF AMERICA
REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS

INFORMATION REGARDING PREDECESSOR
INDEPENDENT PUBLIC ACCOUNTANTS' REPORT

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP ("ANDERSEN"). THE REPORT HAS NOT BEEN REISSUED BY ANDERSEN NOR HAS ANDERSEN CONSENTED TO ITS INCLUSION IN THIS ANNUAL REPORT ON FORM 10-K. THE 2000 AND 2001 FINANCIAL STATEMENTS HAVE BEEN REVISED TO INCLUDE TRANSITIONAL DISCLOSURES TO REFLECT THE EFFECTS OF THE COMPANY'S ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. THE ANDERSEN REPORT REFERS TO THE CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000 AND THE CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY (DEFICIT) AND CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999 WHICH ARE NO LONGER INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS. THE ANDERSEN REPORT REFERS TO PAGE NUMBERS APPEARING IN OUR 2001 FORM 10-K.

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

Arthur Andersen LLP
Roseland, New Jersey February 15, 2002

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2000	2001	2002
		(Thousands)
Net sales	$1,207,759	$1,293,042	$1,360,691

Costs and expenses:
Cost of products sold	893,776	923,745	956,356
Selling, general and administrative	250,542	270,280	289,451
Goodwill amortization	2,024	2,024	—
Gain on sale of assets	(17,505)	—	—
Warranty reserve adjustment	15,000	—	—

Total costs and expenses	1,143,837	1,196,049	1,245,807

Operating income	63,922	96,993	114,884
Interest expense	(53,468)	(60,803)	(54,994)
Other income (expense), net	(27,640)	(6,409)	(8,991)

Income (loss) before income taxes and extraordinary losses	(17,186)	29,781	50,899
Income tax (provision) benefit	6,359	(11,019)	(18,324)

Income (loss) before extraordinary losses	(10,827)	18,762	32,575
Extraordinary losses, net of income tax benefits of $194	(330)	—	—

Net income (loss)	$(11,157)	$18,762	$32,575

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002
	(Thousands)
Assets
Current Assets:
Cash and cash equivalents	$46,387	$96,173
Accounts receivable, trade, less allowance of $1,058 and $1,484, in 2001 and 2002, respectively	23,490	21,901
Accounts receivable, other	39,769	41,924
Inventories	102,245	119,482
Other current assets	3,890	3,543

Total Current Assets	215,781	283,023
Property, plant and equipment, net	352,067	346,116
Excess of cost over net assets of businesses acquired, net of accumulated amortization of $16,370 in 2001 and 2002, respectively	63,294	63,294
Deferred income tax benefits	32,924	15,330
Tax receivable from parent corporations	9,000	10,250
Other noncurrent assets	33,259	25,386

Total Assets	$706,325	$743,399

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt	$5,556	$45,326
Accounts payable	58,235	73,220
Payable to related parties	8,910	12,621
Accrued liabilities	43,548	50,917
Reserve for product warranty claims	14,900	14,900

Total Current Liabilities	131,149	196,984

Long-term debt less current maturities	599,896	545,802

Reserve for product warranty claims	22,741	18,387

Other liabilities	14,178	13,347

Commitments and Contingencies
Stockholders' Equity (Deficit):
Series A Cumulative Redeemable Convertible Preferred Stock, $.01 par value per share; 400,000 shares authorized; no shares issued	—	—
Class A Common Stock, $.001 par value per share; 1,300,000 shares authorized: 1,015,010 shares issued and outstanding	1	1
Class B Common Stock, $.001 par value per share; 100,000 shares authorized; 15,000 shares issued and outstanding	—	—
Loan receivable from parent corporation	(2,536)	(2,648)
Accumulated deficit	(59,104)	(28,474)

Total Stockholders' Equity (Deficit)	(61,639)	(31,121)

Total Liabilities and Stockholders' Equity (Deficit)	$706,325	$743,399

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2000	2001	2002
	(Thousands)
Cash and cash equivalents, beginning of year	$55,952	$82,747	$46,387

Cash provided by (used in) operating activities:
Net income (loss)	(11,157)	18,762	32,575
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary losses	330	—	—
Gain on sale of assets	(17,505)	—	—
Depreciation	36,350	37,196	38,655
Goodwill and other amortization	2,866	3,794	2,047
Deferred income taxes	(7,475)	9,973	17,594
Noncash interest charges, net	2,648	4,556	4,976
Increase in working capital items	(19,791)	(25,744)	(871)
Increase (decrease) in reserve for product warranty claims	9,342	(6,015)	(4,354)
Purchases of trading securities	(980)	—	—
Proceeds from sales of trading securities	2,172	—	—
Proceeds from sale of accounts receivable	925	34,669	5,718
(Increase) decrease in other assets	1,264	(3,981)	76
Decrease in other liabilities	(2,676)	(93)	(790)
Change in net receivable from/payable to related parties/parent corporations	(13,972)	(1,142)	2,461
Other, net	517	1,286	3,718

Net cash provided by (used in) operating activities	(17,142)	73,261	101,805

Cash provided by (used in) investing activities:
Capital expenditures	(61,543)	(28,085)	(34,563)
Proceeds from sale of assets	31,702	—	—
Purchases of available-for-sale securities	(882)	—	—
Proceeds from sales of available-for-sale securities	58,284	—	—
Proceeds from sales of other short-term investments	1,590	—	—

Net cash provided by (used in) investing activities	29,151	(28,085)	(34,563)

Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	41,046	—	—
Increase (decrease) in borrowings under revolving credit facilities	70,000	(70,000)	—
Repayments of long-term debt	(38,056)	(5,973)	(15,177)
Distributions to parent corporations	(47,029)	—	(1,945)
Loan to parent corporation	—	(2,536)	(112)
Repurchase of common stock	(1,180)	—	—
Financing fees and expenses	(9,995)	(3,027)	(222)

Net cash provided by (used in) financing activities	14,786	(81,536)	(17,456)

Net change in cash and cash equivalents	26,795	(36,360)	49,786

Cash and cash equivalents, end of year	$82,747	$46,387	$96,173

Supplemental Cash Flow Information:
Effect on cash from (increase) decrease in working capital items*:
Accounts receivable	$13,140	$(26,611)	$(6,285)
Inventories	3,292	(543)	(17,287)
Other current assets	(653)	35	347
Accounts payable	(26,814)	715	14,985
Accrued liabilities	(8,756)	660	7,369

Net effect on cash from increase in working capital items	$(19,791)	$(25,744)	$(871)

Cash paid during the period for:
Interest (net of amount capitalized)	$49,105	$59,996	$50,463
Income taxes (including taxes paid pursuant to the Tax Sharing Agreement)	10,121	1,046	1,900

*
Working capital items exclude cash and cash equivalents, short-term investments, short-term debt and reserve for product warranty claims and net receivables from/payable to related parties/parent corporations. In addition, the increase in receivables shown above does not reflect the cash proceeds from the sale of certain of the Company's receivables (see Note 9 to Consolidated Financial Statements); such proceeds are reflected in cash from operating activities. See Note 1 to Consolidated Financial Statements for a description of the non-cash contribution of certain assets, including the glass fiber manufacturing facility located in Nashville, Tennessee, and certain related liabilities. See Note 16 to Consolidated Financial Statements for a description of non-cash capital contributions and distributions.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Capital Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Loan Receivable from Parent Corporation	Accumulated Deficit	Comprehensive Income (Loss)
	(Thousands)
Balance, December 31, 1999	$40,633	$(18,944)	$—	$—
Comprehensive income year-ended December 31, 2000:
Net loss	—	—	—	(11,157)	$(11,157)

Other comprehensive income, net of tax:
Unrealized holding gains arising during the period, net of income taxes of $3,577	—	6,091	—	—	6,091
Less: Reclassification adjustment for losses included in net loss, net of income tax effect of $6,755	—	(11,502)	—	—	(11,502)

Change in unrealized losses on available-for-sale securities	—	17,593	—	—	17,593
Minimum pension liability adjustment	—	1,351	—	—	1,351

Comprehensive income					$7,787

Distributions to parent corporations	(39,452)	—	—	(66,709)
Net repurchase of common stock	(1,180)	—	—	—

Balance, December 31, 2000	$1	$—	$—	$(77,866)
Comprehensive income year-ended December 31, 2001:
Net income	—	—	—	18,762	$18,762

Loan to parent corporation	—	—	(2,536)	—

Balance, December 31, 2001	$1	$—	$(2,536)	$(59,104)

Comprehensive income year-ended December 31, 2002:
Net income	—	—	—	32,575	$32,575

Distributions to parent corporations	—	—	—	(1,945)
Loan to parent corporation	—	—	(112)	—

Balance, December 31, 2002	$1	$—	$(2,648)	$(28,474)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Formation of the Company

        Building Materials Corporation of America (the "Company") is a leading national manufacturer of a broad line of asphalt and polymer based roofing products and accessories for the residential and commercial roofing markets. The Company also manufactures and markets specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. See Note 15.

        The Company was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc.

        To facilitate administrative efficiency, effective October 31, 2000, GAF Corporation, the former indirect parent of the Company, merged into its direct subsidiary, G-I Holdings Inc. G-I Holdings Inc., then merged into its direct subsidiary, G Industries Corp., which in turn merged into its direct subsidiary, GAF Fiberglass Corporation. In that merger, GAF Fiberglass Corporation changed its name to GAF Corporation. Effective November 13, 2000, GAF Corporation (formerly known as GAF Fiberglass Corporation), merged into its direct subsidiary, GAF Building Materials Corporation, whose name was changed in the merger to G-I Holdings Inc. G-I Holdings Inc. is now an indirect parent of the Company and the Company's direct parent is BHC. References below to G-I Holdings means G-I Holdings Inc. and any and all of its predecessor corporations, including GAF Corporation, G-I Holdings Inc., G Industries Corp., GAF Fiberglass Corporation and GAF Building Materials Corporation.

        Effective as of January 31, 1994, G-I Holdings transferred to the Company all of its business and assets, other than three closed manufacturing facilities, certain deferred tax assets and receivables from affiliates. The Company recorded the assets and liabilities related to such transfer at G-I Holdings' historical costs. The Company contractually assumed all of G-I Holdings' liabilities, except (i) all of G-I Holdings' environmental liabilities, other than environmental liabilities relating to the Company's plant sites and its business as then- conducted, (ii) all of G-I Holdings' tax liabilities, other than tax liabilities arising from the operations or business of the Company and (iii) all of G-I Holdings' asbestos-related liabilities, other than the first $204.4 million of such liabilities (whether for indemnity or defense) relating to then-pending asbestos-related bodily injury cases and previously settled asbestos-related bodily injury cases, which the Company contractually assumed and agreed to pay.

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

Note 2. Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Financial Statement Estimates

        The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an on-going basis the Company evaluates its estimates including but not limited to those related to doubtful accounts, inventory valuation, product warranty claims, environmental liabilities, the carrying value of goodwill, the carrying value of long-lived tangible and intangible assets, pensions and other postemployment benefits, and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. In the opinion of management, the financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources, subject to the matters discussed in Note 17.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash on deposit and certain debt securities purchased with original maturities of six months or less.

  Short-term Investments

        "Other income (expense), net" includes ($18.1), $0 and $0 million of net realized and unrealized (losses) gains on securities in 2000, 2001 and 2002, respectively. The determination of cost in computing realized and unrealized gains and losses is based on the specific identification method.

        Under the Credit Agreement (see Note 12), the Company is limited to entering into investments in highly rated commercial paper, U.S. government backed securities, certain time deposits and hedging arrangements that protect against or mitigate the effect of fluctuations in interest rates, foreign exchange rates or prices of commodities used in the Company's business.

  Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience, as well as customer operating performance and payment practices. Consequently, an adverse change in the financial condition of a particular customer could affect the Company's estimate of its bad debts. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

  Inventories

        Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine the cost for certain asphalt raw materials used to produce the Company's products. All other inventories are valued on the FIFO (first-in, first-out) method.

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed principally on the straight-line method based on the estimated economic lives of the assets. The Company uses an economic life of 5 to 25 years for land improvements, 10 to 40 years for buildings and building equipment and 3 to 20 years for machinery and equipment, which includes furniture and fixtures. Repairs in excess of $5,000 are capitalized if the repair both extends the useful life of an asset beyond its original estimated useful life and adds to the value of the asset. Certain interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment. Capitalized interest amounted to $4.5, $0.8 and $0.4 million for 2000, 2001 and 2002.

  Long-Lived Asset Impairment

        The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For purposes of recognizing and measuring impairment of long-lived assets, the Company evaluates assets of its facilities because this is the lowest level of independent cash flows ascertainable to evaluate impairment. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For long-lived assets to be held and used, an impairment exists when the carrying amount of the asset exceeds the fair value. Fair value is determined based on estimated future cash flows. See Note 3.

  Excess of Cost Over Net Assets of Businesses Acquired ("Goodwill")

        Goodwill, which principally arose from acquisitions and from the 1989 management-led buyout of the predecessor company, was being amortized on the straight-line method over a period of approximately 40 years prior to January 1, 2002. With the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective as of January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. See Notes 3 and 4.

  Debt Issuance Costs

        Unamortized debt issuance costs of $17.4 and $12.1 million are included in "Other noncurrent assets" in the Consolidated Balance Sheets at December 31, 2001 and 2002, respectively. Debt issuance costs are amortized to expense over the life of the related debt. In 2000, 2001 and 2002, the Company amortized $2.0, $3.8 and $4.2 million, respectively, related to such costs.

  Software Development Costs

        Purchased software development costs of $6.3 and $4.5 million, respectively, are included in "Other noncurrent assets" in the Consolidated Balance Sheets at December 31, 2001 and 2002. These costs are amortized to expense over a 5 year period. In 2000, 2001 and 2002, the Company amortized $0.8, $1.8 and $2.0 million, respectively, related to such costs.

  Revenue Recognition

        Revenue is recognized at the time products are shipped to the customer. Products are generally shipped Freight on Board, or FOB, shipping point and title and risk of loss passes to the customer at the time of shipment.

  Shipping and Handling Costs

        Shipping and handling costs are included in "Selling, general and administrative" expenses and amounted to $84.6, $91.3 and $102.6 million in 2000, 2001 and 2002, respectively.

  Research and Development

        Research and development expenses, which are included in selling, general and administrative expenses, are charged to operations as incurred and amounted to $5.9, $5.9 and $6.6 million in 2000, 2001 and 2002, respectively.

  Warranty Claims

        The Company provides certain limited warranties covering most of its residential roofing products for periods generally ranging from 20 to 40 years, with lifetime limited warranties on certain specialty shingle products. The Company also offers certain limited warranties and guarantees of varying duration covering most of its commercial roofing products and limited warranties covering most of its specialty building products and accessories for periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products. Income from warranty contracts related to commercial roofing products is recognized over the life of the agreements, and is included in the reserve for product warranty claims, net of the related costs of the warranty, along with the administrative and legal costs associated with monitoring and settling claims each year. For 2000, 2001 and 2002, administrative and legal costs for residential and commercial roofing products amounted to $1.4, $1.5 and $0.7 million, respectively. The reserve for product warranty claims is estimated on the basis of historical and projected claims activity. The accuracy of the estimate of additional costs is dependent on the number and cost of future claims submitted during the warranty periods. The Company believes that the reserves established for estimated probable future product warranty claims are adequate.

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

        In October 1998 G-I Holdings brought suit in the Superior Court of New Jersey, Middlesex County, on our behalf, against certain of its insurers for recovery of the defense costs in connection with the class action described above and a declaration that the insurers are obligated to provide indemnification for all damages paid pursuant to the settlement of this class action and for other damages. As of December 31, 2002, this action is pending.

        The reserve for product warranty claims consists of the following:

	2001	2002
	(Thousands)
Balance, January 1	$43,656	$37,641
Charged to cost of products sold	19,469	19,970
Deductions	(25,484)	(24,653)
Other	—	329

Balance, December 31	$37,641	$33,287

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company is party to a Tax Sharing Agreement. See Note 8.

  Environmental Liability

        The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. The Company refers to these proceedings and lawsuits as "Environmental Claims".

        The Company accrues environmental costs when it is probable that it has incurred a liability and the expected amount can be reasonably estimated. The amount accrued reflects the Company's assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of liability in respect of those matters. The Company estimates that its liability as of December 31, 2002, in respect of assumed and other environmental liabilities, is $1.2 million, and expects insurance recoveries of $1.3 million. Insurance recoveries relate to amounts previously provided for in the balance sheets. The Company refers to these recoveries as "estimated recoveries". The Company's liability is reflected on an undiscounted basis. The gross environmental liability is included within "Accrued liabilities" and "Other liabilities," and the estimated recoveries are included within "Other noncurrent assets". It is not currently possible to estimate the amount or range of any additional liabilities.

  Long-Term Incentive Plan

        The Company has a Long-Term Incentive Plan for certain employees. The Company accounts for the Long-Term Incentive Plan by applying Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans" ("FIN 28"). FIN 28 requires an entity to measure compensation as the amount by which the Book Value of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. See Note 14.

  Accumulated Other Comprehensive Income (Loss)

        Comprehensive income (loss) and its components in annual and interim financial statements include net income (loss), unrealized gains and losses from investments in available-for-sale securities, net of tax effect, and minimum pension liability adjustments, net of tax effect. The Company has chosen to disclose comprehensive income (loss) in the Consolidated Statements of Stockholders' Equity (Deficit).

        Changes in the components of "Accumulated other comprehensive income (loss)" for the years 2000, 2001 and 2002 are as follows:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
(Thousands)
Balance, December 31, 1999	$(17,593)	$(1,351)	$(18,944)
Change for the year 2000	17,593	1,351	18,944

Balance, December 31, 2000	$—	$—	$—
Change for the year 2001	—	—	—

Balance, December 31, 2001	$—	$—	$—
Change for the year 2002	—	—	—

Balance, December 31, 2002	$—	$—	$—

  Concentration of Credit Risk

        Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash equivalents and trade receivables. The Company places its temporary cash investments with highly rated U.S. Government instruments, commercial paper of prime quality and certain time deposits. To reduce credit risk, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral.

Note 3. New Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). With the adoption of SFAS No. 142, effective as of January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company adopted SFAS No. 142 effective as of January 1, 2002 and updated its evaluation at December 31, 2002 (see Note 4) and noted no impairment existed.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. If the obligation is settled for other than the carrying amount of the liability, the Company would then recognize a gain or loss on settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company early adopted the provisions of SFAS No. 143 and completed its analysis of SFAS No. 143 at December 31, 2002 and noted no material asset retirement obligations are required.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 was effective as of January 1, 2002 and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For long-lived assets to be held and used, an impairment exists when the carrying amount of the asset exceeds its fair value. A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For 2002, no asset impairment charge was required.

        SFAS No. 144 also established accounting and reporting standards for long-lived assets to be disposed of by sale and broadened the provisions of Accounting Principles Board Opinion No. 30 ("APB No. 30"), for accounting for discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished from the rest of the entity. While the Company has no current plans to do so, if it decides in the future to dispose of a component of the Company that meets the criteria of SFAS No. 144, that component would be reported as a discontinued operation.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishments of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of APB No. 30 for classification as extraordinary. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The Company intends to adopt SFAS No. 145 effective January 1, 2003.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective of initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. As the Company has no plans at this time for any exit or disposal activities, the Company believes that SFAS No. 146 will not have any immediate effect on the Company's financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as: a financial standby letter of credit; a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party; and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor's obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. A subsidiary's guarantee of the debt of its parent is not subject to the initial recognition and measurement provisions of FIN 45 but are subject to its disclosure requirements. The Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In accordance with FIN 46, a variable interest entity will be consolidated if either the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities; (2) the obligation to absorb the expected losses of the entity if they occur; (3) the right to receive the expected residual returns of the entity if they occur. All companies with variable interests in variable interest entities created after January 31, 2003 shall apply the provisions of FIN 46 immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company does not expect the provisions of FIN 46 to have a material effect on the financial condition or results of operations of the Company.

Note 4. Goodwill

        Through December 31, 2001, the Company amortized goodwill on a straight-line basis over the expected useful lives of the underlying assets. In accordance with the provisions of Statement of Financial

Accounting Standards No. 142 (see Note 3), "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer being amortized over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. This assessment could result in a material future impairment charge.

        The Company evaluated the recoverability of goodwill for its roofing products and specialty building products and accessories reporting units. The Company's methodology included evaluations using estimated future discounted cash flows, net sales multiples and multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company's analysis was completed for each of the reporting units to which the goodwill relates. If the fair value from the methodologies employed are less than the carrying value of the related reporting unit, impairment losses for goodwill will be charged to results of operations. In determining the estimated future discounted cash flows, the Company considered projected future levels of income, future business trends, and market and economic conditions. The Company's analysis related to multiples of sales and EBITDA are based on related industry data. The Company adopted SFAS No. 142 effective January 1, 2002 and updated its analysis at December 31, 2002 and noted no impairment existed.

        Presented below is a reconciliation showing "Income (loss) before extraordinary item" and "Net income (loss)", as reported in the Consolidated Statements of Operations and as adjusted to exclude amortization of goodwill.

	Year Ended December 31,
	2000	2001	2002
		(Thousands)
Income (loss) before extraordinary item, as reported	$(10,827)	$18,762	$32,575
Add back: goodwill amortization, net of tax	1,839	1,738	—

Adjusted income before extraordinary item	$(8,988)	$20,500	$32,575

Net income (loss), as reported	$(11,157)	$18,762	$32,575
Add back: goodwill amortization, net of tax	1,839	1,738	—

Adjusted net income (loss)	$(9,318)	$20,500	$32,575

        There were no changes in the carrying amount of goodwill of $63.3 million for the year ended December 31, 2002. Such goodwill amounts to $55.6 million for the roofing products reporting unit and $7.7 million related to the specialty building products and accessories reporting unit.

Note 5. Asbestos-related Bodily Injury Claims

        In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its parent, G-I Holdings. As of March 30, 1997, the Company had paid all of its assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. This proceeding remains pending.

        Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of

BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may seek to file Asbestos Claims against the Company (with approximately 1,900 alleged Asbestos Claims having been filed against the Company as of December 31, 2002). The Company believes that it will not sustain any liability in connection with these or any other asbestos-related claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claim against the Company. On February 7, 2001, G-I Holdings and BMCA filed a defendant class action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings. This action is in a preliminary stage and no trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it or its assets, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

        On or about February 8, 2001, the creditors' committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of BMCA with G-I Holdings or an order directing G-I Holdings to cause BMCA to file for bankruptcy protection. BMCA and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the bankruptcy court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the bankruptcy court denied the motion and the creditors' committee has appealed such ruling to the United States District Court.

        For a further discussion with respect to the history of the foregoing litigation and asbestos-related matters, see Notes 12 and 17.

Note 6. Dispositions

        On September 29, 2000, the Company sold certain manufacturing and other assets related to the Compton, California based security products business of LL Building Products Inc., for net cash proceeds of approximately $27.1 million, which resulted in a pre-tax gain of $17.5 million. The security products business did not have a material impact on the Company's results of operations.

        In December 2001, the Company sold the Corvallis, Oregon manufacturing facility for approximately $0.9 million. This sale did not have a material impact on the Company's results of operations.

        In December 2002, the Company sold the Monroe, Georgia manufacturing facility for approximately $1.8 million. This sale did not have a material impact on the Company's results of operations.

Note 7. Manufacturing Facilities Shutdown

        In response to current market conditions, to better service shifting customer demand and to reduce costs, the Company closed four manufacturing facilities during 2000 located in Monroe, Georgia; Port Arthur, Texas; Corvallis, Oregon; and Albuquerque, New Mexico. See Note 6 regarding disposition of the Corvallis, Oregon facility and the Monroe, Georgia facility in 2001 and 2002, respectively. As market growth and customer demand improves, the Company may reinstate production at one or more of the two remaining manufacturing facilities in the future. The effect of closing these facilities was not material to the Company's results of operations.

Note 8. Income Taxes (Provision) Benefit

        Income tax (provision) benefit, which has been computed on a separate return basis, consists of the following:

	Year Ended December 31,
	2000	2001	2002
		(Thousands)
Federal—deferred	$5,423	$(10,386)	$(17,808)

State and local:
Current	(1,116)	(1,046)	(729)
Deferred	2,052	413	213

Total state and local	936	(633)	(516)

Income tax (provision) benefit	$6,359	$(11,019)	$(18,324)

        The differences between the income tax (provision) benefit computed by applying the statutory Federal income tax rate to pre-tax income, and the income tax (provision) benefit reflected in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2000	2001	2002
		(Thousands)
Statutory (provision) benefit	$6,015	$(10,423)	$(17,815)
Impact of:
State and local taxes, net of Federal benefits	608	(413)	(336)
Nondeductible goodwill amortization	(185)	(286)	—
Other, net	(79)	103	(173)

Income tax (provision) benefit	$6,359	$(11,019)	$(18,324)

The components of the net deferred tax assets are as follows:

	December 31,
	2001	2002
	(Thousands)
Deferred tax liabilities related to property, plant and equipment	$(24,604)	$(32,541)

Deferred tax assets related to:
Expenses not yet deducted for tax purposes	36,351	32,992
Net operating losses not yet utilized under the Tax Sharing Agreement	21,177	14,879

Total deferred tax assets	57,528	47,871

Net deferred tax assets	$32,924	$15,330

        As of December 31, 2002, the Company had $40.2 million of net operating loss carryforwards available to offset future taxable income, as follows:

Year of Expiration	(Thousands)
2020	$40,212

Total net operating loss carryforwards	$40,212

        Management has determined, based on the Company's history of prior earnings and its expectations for the future, that future taxable income will more likely than not be sufficient to utilize fully the deferred tax assets recorded. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

        As of December 31, 2001 and 2002, the Company has included on its balance sheets a "Tax receivable from parent corporations" of $9.0 and $10.3 million, respectively, representing amounts paid to G-I Holdings under the Tax Sharing Agreement (as defined below), as amended, which the Company will apply under the Tax Sharing Agreement against future tax sharing payments due to G-I Holdings over the next several years based on current income estimates.

        The Company and its subsidiaries entered into a tax sharing agreement (the "Tax Sharing Agreement") dated January 31, 1994, with G-I Holdings, with respect to the payment of federal income taxes and related matters. During the term of the Tax Sharing Agreement, which is effective for the period during which the Company or any of its domestic subsidiaries is included in a consolidated federal income tax return for the G-I Holdings consolidated tax group, the Company is obligated to pay G-I Holdings an amount equal to those federal income taxes it would have incurred if the Company, on behalf of itself and its domestic subsidiaries, filed its own federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by the Company to G-I Holdings in future years, but cannot be carried back. If the Company ever were to leave the G-I Holdings consolidated tax group, it would be required to pay to G-I Holdings the value of any tax attributes to which it would succeed under the consolidated return regulations to the extent the tax attributes reduced the amounts otherwise payable by the Company under the Tax Sharing Agreement. Under limited circumstances, the provisions of the Tax Sharing Agreement could result in the Company having a greater liability under the agreement than it would have had if it and its domestic subsidiaries had filed its own separate federal income tax return. Under the Tax Sharing Agreement, the Company and each of its domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of G-I Holdings or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to the Company's business or assets or the business or assets of any of its domestic subsidiaries. Although, as a member of the G-I Holdings consolidated tax group, the Company is severally liable for certain federal income tax liabilities of the G-I Holdings consolidated tax group, including tax liabilities not related to its business, the Company should have no liability, under any circumstances, other than liabilities arising from the Company's operations and the operations of its domestic subsidiaries and tax liabilities for tax years pre-dating the Tax Sharing Agreement that relate to the Company's business or assets and the business or assets of any of its domestic subsidiaries. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, G-I Holdings makes all decisions with respect to all matters relating to taxes of the G-I Holdings consolidated tax group. The provisions of the Tax Sharing Agreement take into account both the federal income taxes the Company would have incurred if it filed its own separate federal income tax return and the fact that the Company is a member of the G-I Holdings consolidated tax group for federal income tax purposes.

        On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhône-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings bankruptcy. If such proof of claim is sustained, the Company and/or certain of the Company's subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for a portion of those taxes and interest. G-I Holdings has filed an objection to the proof of claim. If the IRS were to prevail for the years in which the Company and/or certain of its subsidiaries were part of the G-I Holdings Group, the Company would be severally liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions.

Note 9. Sale of Accounts Receivable

        In March 1993, the Company sold its trade accounts receivable ("receivables") to a trust, without recourse, pursuant to an agreement which provided for a maximum of $75.0 million in cash to be made available to the Company based on Eligible Receivables, as defined, outstanding from time to time. In November 1996, the Company entered into new agreements, which provided for a maximum of $115.0 million, pursuant to which it sold the receivables to a special purpose subsidiary of the Company, BMCA Receivables Corporation, without recourse, which in turn sold them, without recourse. In December 2001, this facility matured and $115.0 million was repaid to settle previous amounts made available to the Company.

        In December 2001, the Company entered into a new Accounts Receivable Securitization Agreement ("the Agreement") under which the Company sells certain of its trade accounts receivable to BMCA Receivables Corporation, without recourse, which in turn sells them to a third party, without recourse. The Agreement provides for a maximum of $115.0 million in cash to be made available to the Company based on the sale of Eligible Receivables outstanding from time to time. This Agreement expires in December 2004 and is subject to financial and other covenants, including a material adverse change in business conditions, financial or otherwise.

        As of December 31, 2001 and 2002, the Company had $99.7 and $105.4 million, respectively, outstanding under the Agreement. The excess of accounts receivable sold over the net proceeds received is included in "Accounts receivable, other". BMCA Receivables Corporation is not a guarantor under the Company's debt obligations. See Notes 12 and 18. The effective cost to the Company varies with LIBOR and is included in "Other income (expense), net" and amounted to $6.9, $4.0 and $5.2 million in 2000, 2001 and 2002, respectively.

Note 10. Inventories

        At December 31, 2001 and 2002, $9.2 and $14.7 million, respectively, of inventories were valued using the LIFO method. Inventories consist of the following:

	December 31,
	2001	2002
	(Thousands)
Finished goods	$66,417	$80,911
Work-in process	8,800	11,850
Raw materials and supplies	29,573	30,068

Total	104,790	122,829
Less LIFO reserve	(2,545)	(3,347)

Inventories	$102,245	$119,482

Note 11. Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	December 31,
	2001	2002
	(Thousands)
Land and land improvements	$35,677	$36,177
Buildings and building equipment	79,075	83,535
Machinery and equipment	389,445	415,982
Construction in progress	19,033	16,907

Total	523,230	552,601
Less accumulated depreciation and amortization	(171,163)	(206,485)

Property, plant and equipment, net	$352,067	$346,116

        Included in the net book value of machinery and equipment at December 31, 2001 and 2002 was $7.7 and $1.5 million, respectively, for assets under capital leases. See Note 12 regarding the disposition of the Baltimore facility capital lease in 2002. Depreciation expense for 2000, 2001 and 2002 was $36.4, $37.2 and $38.7 million, respectively.

Note 12. Long-Term Debt

        Long-term debt consists of the following:

	December 31,
	2001	2002
	(Thousands)
10 1/2% Senior Notes due 2003	$34,528	$34,820
7 3/4% Senior Notes due 2005	149,675	149,766
8 5/8% Senior Notes due 2006	99,753	99,803
8% Senior Notes due 2007	99,567	99,642
8% Senior Notes due 2008	154,418	154,502
Industrial revenue bonds with various interest rates and maturity dates to 2029	22,995	22,925
Precious Metal Note due 2003	7,002	7,002
Obligations under capital leases (Note 17)	35,141	20,190
Other notes payable	2,373	2,478

Total	605,452	591,128
Less current maturities	(5,556)	(45,326)

Long-term debt less current maturities	$599,896	$545,802

        In July 2000, the Company issued $35.0 million in aggregate principal amount of 10 1/2% Senior Notes, due 2002 at 97.161% of the principal amount, the maturity date of which was extended to September 2003 (the "2003 Notes") in connection with the Company entering into a secured revolving credit facility in December 2000 (see below). The Company used the net proceeds from the issuance of the 2003 Notes to repay a $31.9 million bank term loan due 2004 (the "Term Loan") with the remaining net proceeds used for general corporate purposes. In connection with the extinguishment of the term loan, unamortized deferred financing fees of approximately $0.3 million, net of tax, were written-off as an extraordinary loss. The redemption price was 105.875% of the principal amount outstanding, and the premium was recorded as an extraordinary loss, net of tax, of approximately $1.3 million.

        In November 1998, the Company issued $155 million in aggregate principal amount of 8% Senior Notes due 2008 (the "2008 Notes") at 99.457% of the principal amount. In July 1998, the Company issued $150 million in aggregate principal amount of 7 3/4% Senior Notes due 2005 (the "2005 Notes") at 99.574% of the principal amount. In October 1997, the Company issued $100 million in aggregate principal amount of 8% Senior Notes due 2007 (the "2007 Notes") at 99.254% of the principal amount. In December 1996, the Company issued $100 million in aggregate principal amount of 8 5/8% Senior Notes due 2006 (the "2006 Notes") at 99.502% of the principal amount.

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

        In August 1999, the Company entered into a $110 million secured revolving credit facility. In December 2000, the Company entered into an additional $100 million secured revolving credit facility to be used for working capital purposes subject to certain restrictions. In December 2002, the Company consolidated and restated both credit facilities into the Consolidated and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement matures in August 2003. The terms of the Credit Agreement provide for a $210 million secured revolving credit facility, the full amount of which is available for letters of credit, provided that total borrowings and outstanding letters of credit may not exceed $210 million in the aggregate. The Credit Agreement bears interest at a floating rate based on the lenders' Base Rate, as defined, the federal funds rate or the Eurodollar rate. As of December 31, 2002, there were no outstanding borrowings and $39.3 million of letters of credit were outstanding against the Credit Agreement.

        Obligations under the Credit Agreement, as well as the Company's obligations under a $7.0 million Precious Metal Note due 2003 (defined below) and approximately $3.4 million of obligations under a standby letter of credit (collectively, the "Other Indebtedness"), aggregated $7.0 million of borrowings and $42.7 million of letters of credit outstanding at December 31, 2002. All these obligations are secured by a first priority lien on substantially all of the Company's assets and the assets of its subsidiaries (collectively, the "Collateral") on a pro rata basis. The Credit Agreement has been guaranteed by all of the Company's current and future direct and indirect domestic subsidiaries, other than BMCA Receivables Corporation. The Senior Notes are secured by a second-priority lien on the same assets for so long as the first-priority lien remains in effect, subject to certain limited exceptions and have been guaranteed by the subsidiaries that guaranteed the Credit Agreement. In connection with these transactions, the Company entered into a security agreement which grants a security interest in the Collateral in favor of the collateral agent on behalf of the lenders under the Credit Agreement and the Other Indebtedness and the holders of the Company's outstanding Senior Notes. The Company also entered into a collateral agent agreement, which provides, among other things, for the sharing of proceeds with respect to any foreclosure or other remedy in respect of the Collateral. The Company is also required to pay unused commitment fees associated with the Credit Agreement. For 2001 and 2002 such fees amounted to $0.5 and $0.8 million, respectively.

        Under the terms of the Credit Agreement and the indentures governing the Senior Notes, the Company is subject to certain financial covenants. These include, among others, interest coverage, minimum EBITDA (earnings before income taxes and extraordinary items increased by interest expense, depreciation, goodwill and other amortization), limitations on the amount of annual capital expenditures and indebtedness, restrictions on distributions to the Company's parent corporations and on incurring liens, restrictions on investments and other payments. Dividends and other restricted payments are prohibited, except demand loans of specified amounts made to any parent corporation, subject to limitations, as described in those agreements, in future periods. As of December 31, 2002, after giving effect to the most restrictive of the aforementioned restrictions, the Company could not have paid dividends or made other restricted payments, except for demand loans up to $32.8 million to its parent corporations. In addition, if a change of control as defined in the Credit Agreement occurs, the Credit Agreement could be terminated and the loans under the Credit Agreement accelerated by the holders of that indebtedness. If that event occurred, it would cause the Company's outstanding Senior Notes to be accelerated. As of December 31, 2002, the Company was in compliance with all covenants under the Credit Agreement and the indentures governing the Senior Notes.

        In connection with entering into the additional $110 million secured revolving credit facility in December 2000, the Company also issued a $7.0 million note (the "Precious Metal Note"), which bears interest rates similar to the Credit Agreement, to finance precious metals used in the Company's manufacturing processes.

        The Credit Agreement also provides that in the event the Company shall become the subject of any bankruptcy proceedings, the lenders will, subject to bankruptcy court approval, refinance and consolidate in full the indebtedness under the Credit Agreement and the Other Indebtedness with a new debtor-in-possession facility (the "DIP Facility") on terms and conditions substantially identical to the Credit Agreement and the Other Indebtedness, in an aggregate amount equal to the then committed amount under the Credit Agreement plus the principal amount of the Other Indebtedness. The DIP Facility would mature on August 18, 2004 and would be secured by a first-priority security interest in all of the collateral.

        In December 1995, the Company consummated a $40.0 million sale-leaseback of certain equipment located at its Chester, South Carolina glass mat manufacturing facility, in a transaction accounted for as a capital lease, and the gain has been deferred. The lessor was granted a security interest in certain equipment at the Chester facility. The lease term extends to December 2005, with an early buyout option in June 2003. In December 1994, the Company consummated a $20.4 million sale-leaseback of certain equipment located at its Baltimore, Maryland roofing facility, in a transaction accounted for as a capital lease, and the gain has been deferred. The lessor was granted a security interest in the land, buildings and certain equipment at the Baltimore facility. The lease term extended to December 2004, with an early buyout option, which the Company exercised in October 2002 in the amount of $9.4 million.

        The Company has four industrial revenue bond issues outstanding, which bear interest at short-term floating rates. Interest rates on the foregoing obligations ranged between 0.95% and 2.65% as of December 31, 2002.

        The Company believes that the fair value of its non-public indebtedness approximates the book value of such indebtedness, because the interest rates on substantially all such indebtedness are at floating short-term rates or the debt has a relatively short maturity. With respect to the Company's Senior Notes, the Company has obtained estimates of the fair values from an independent source believed to be reliable. The estimated fair values of the Company's indebtedness at December 31, 2001 and 2002 are as follows:

	December 31,
	2001	2002
	(Thousands)
2005 Notes	$125,727	$124,307
2006 Notes	81,797	81,838
2007 Notes	75,920	78,716
2008 Notes	115,041	123,602

        The aggregate maturities of long-term debt, including accretion of approximately $1.5 million, as of December 31, 2002 for the next five years and thereafter are as follows:

(Thousands)
2003	$45,644
2004	3,790
2005	154,087
2006	109,196
2007	100,141
Thereafter	179,738

        In the above table, maturities for the year 2003 include $35.0 million related to the 2003 Notes, $7.0 million related to the Precious Metal Note and $3.5 million related to the Chester glass mat manufacturing facility capital lease. Maturities for the year 2004 include $3.8 million for the Chester glass mat manufacturing facility capital lease. Maturities for the year 2005 include $150.0 million related to the 2005 Notes and $4.0 million related to the Chester glass mat manufacturing facility capital lease. Maturities for the year 2006 include $100.0 million related to the 2006 Notes and $9.1 million related to the Chester glass mat manufacturing facility capital lease. Maturities for the year 2007 include $100.0 million related to the 2007 Notes.

Note 13. Benefit Plans

        Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

  Defined Contribution Plan

        The Company provides a defined contribution plan for certain eligible salaried employees. The Company contributes up to 7% of participants' compensation and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $4.9, $5.1 and $5.5 million for 2000, 2001 and 2002, respectively.

        The Company provides a defined contribution plan for certain eligible hourly employees. The Company contributes a discretionary matching contribution equal to 100% of each participant's eligible contributions each year up to a maximum of $1,200 for each participant. Such contributions were $0.3, $0.2 and $0.4 million for 2000, 2001 and 2002, respectively.

  Defined Benefit Plans

        The Company provides noncontributory defined benefit retirement plans for certain hourly and salaried employees (the "Retirement Plans"). Benefits under these plans are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

        The Company's net periodic pension cost for the Retirement Plans included the following components:

	Year Ended December 31,
	2000	2001	2002
	(Thousands)
Service cost	$751	$826	$998
Interest cost	1,066	1,216	1,684
Expected return on plan assets	(1,583)	(1,993)	(2,906)
Amortization of unrecognized prior service cost	33	33	35
Amortization of net losses from earlier periods	14	19	3

Net periodic pension cost (benefit)	$281	$101	$(186)

        The following tables set forth, for the years 2001 and 2002, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets related to the Retirement Plans:

	December 31,
	2001	2002
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(20,216)	$(23,301)
Service cost	(826)	(998)
Interest cost	(1,542)	(1,684)
Amendments	—	(36)
Actuarial losses	(1,403)	(2,060)
Benefits paid	686	836

Benefit obligation at end of year	$(23,301)	$(27,243)

Change in plan assets:
Fair value of plan assets at beginning of year	$23,435	$26,239
Actual return on plan assets	2,068	1,142
Employer contributions	1,422	730
Benefits paid	(686)	(836)

Fair value of plan assets at end of year	$26,239	$27,275

Reconciliation of funded status:
Funded status	$2,937	$32
Unrecognized prior service cost	231	231
Unrecognized actuarial losses	2,315	6,135

Net prepaid pension asset recognized in Consolidated Balance Sheets	$5,483	$6,398

        In determining the projected benefit obligation, the weighted average assumed discount rate was 7.25% and 6.75% for 2001 and 2002, respectively. The expected long-term rate of return on assets, used in determining net periodic pension cost, was 11% and 11% for 2001 and 2002, respectively. The Company has revised the expected long-term rate of return for the hourly retirement plans to 9.50% for 2003.

        The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense accrued for this plan was not significant for 2000, 2001 and 2002.

  Postretirement Medical and Life Insurance

        The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.

        Net periodic postretirement benefit cost included the following components:

	Year Ended December 31,
	2000	2001	2002
	(Thousands)
Service cost	$92	$109	$110
Interest cost	354	318	314
Amortization of unrecognized prior service cost	(94)	(95)	(94)
Amortization of net gains from earlier periods	(271)	(269)	(254)

Net periodic postretirement benefit cost	$81	$63	$76

        The following table sets forth, for the years 2001 and 2002, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the Consolidated Balance Sheets related to postretirement medical and life insurance benefits:

	December 31,
	2001	2002
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(4,845)	$(4,682)
Service cost	(109)	(110)
Interest cost	(318)	(314)
Actuarial gains (losses)	316	(40)
Benefits paid, net of participant contributions	274	134

Benefit obligation at end of year	$(4,682)	(5,012)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	274	134
Participant contributions	169	171
Benefits paid	(443)	(305)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Funded status	$(4,682)	$(5,012)
Unrecognized prior service cost	(548)	(453)
Unrecognized actuarial gains	(5,274)	(4,980)

Net amount recognized in Consolidated Balance Sheets as accrued benefit cost	$(10,504)	$(10,445)

        For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 2002 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $700 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit. Subject to such lifetime maximum, a 9% annual rate of increase in the Company's per capita cost of providing postretirement medical benefits was assumed for 2001 and 2002 for such retirees under and over age 65. To the extent that the lifetime maximum benefits have not been reached, the foregoing rates were assumed to decrease gradually to an ultimate rate of 5% and 9%, respectively, by the year 2011 and remain at that level thereafter. The weighted average assumed discount rate, used in determining the accumulated postretirement benefit obligation was 7.25% and 6.75% for 2001 and 2002, respectively.

        The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2001 and 2002 by $9,000 and $3,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 2001 and 2002 by $700 and $200, respectively. A decrease of one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2001 and 2002 by $8,000 and $4,000 respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 2001 and 2002 by $600 and $400, respectively.

Note 14. 2001 Long-Term Incentive Plan and Preferred Stock Option Plan

        On January 1, 1996, the Company established the BMCA Preferred Stock Option Plan (the "1996 Plan") to issue options to certain employees to purchase shares of redeemable convertible preferred stock ("Preferred Stock") of the Company, exercisable at a price of $100 per share. Each share of Preferred Stock is convertible, at the holder's option, into shares of common stock of the Company at a formula price based on Book Value (as defined in the option agreement) as of the date of grant. The options vest rateably over five years and expire after nine years. Dividends will accrue on the Preferred Stock from the date of issuance at the rate of 6% per annum. The Preferred Stock is redeemable, at the Company's option, for a redemption price equal to $100 per share plus accrued and unpaid dividends. The Preferred Stock, and common stock issuable upon conversion of Preferred Stock into common stock, is subject to repurchase by the Company under certain circumstances, at a price equal to current Book Value (as defined in the option agreement). The exercise price of the options to purchase Preferred Stock was equal to the estimated fair value per share of the Preferred Stock at the date of grant. As of December 31, 2002, options to purchase 400,000 shares of Preferred Stock remained available under the 1996 Plan. No options were granted in 2001 and 2002. Options exercised in 2000 were converted into 1,868 shares of common stock.

        The following is a summary of transactions pertaining to the 1996 Plan:

	Year Ended December 31,
	2000	2001
	(Number of shares)
Outstanding, January 1	168,261	198,559
Granted	61,700	—
Exercised	(3,653)	—
Forfeited	(27,749)	—
Exchanged for incentive plan units	—	(198,559)

Outstanding, December 31	198,559	—

Options exercisable, December 31	66,675	—

        Effective December 31, 2000, the Company adopted the 2001 Long-Term Incentive Plan, which allows employees participating in the 1996 Plan to also participate in the 2001 Long-Term Incentive Plan. During 2001, all employees exchanged their preferred stock options for incentive plan units effective as of December 31, 2000. The Long-Term Incentive Plan authorizes the grant of incentive units ("Incentive Units") to eligible employees. The Long-Term Incentive Plan is administered by a Committee appointed by the Board of Directors. The number of Incentive Units granted is determined by the Committee in its sole discretion. Generally, Incentive Units vest cumulatively, in 20% increments over five years, except that Incentive Units granted in exchange for Preferred Stock Options retain the vested status and vesting schedule of the options exchanged. Incentive Units generally are exercisable for a period of six years from the date of grant. The value of Incentive Units is determined at the end of each fiscal quarter based on Book Value (as defined in the plan) at that date less the Book Value as of the date of grant divided by 1,000,010. The Incentive Plan will terminate five years after its effective date of December 2000, unless terminated sooner by the Committee.

        In 2001, employees exchanged an aggregate of 198,559 stock options granted under the 1996 Plan (discussed above) for an aggregate of 81,862 Incentive Units. An additional 21,001 and 29,735 Incentive Units were granted during 2001 and 2002, respectively. At December 31, 2001 and 2002, 80,114 and 108,674 Incentive Units were outstanding. Compensation expense for such Incentive Units was $1.7 and $3.4 million in 2001 and 2002, respectively.

Note 15. Business Segment Information

        The Company is a leading national manufacturer of a broad line of asphalt and polymer based roofing products and accessories for the residential and commercial roofing markets. The Company also manufacturers and markets specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. The residential roofing product line primarily consists of premium laminated shingles, strip shingles, and certain specialty shingles. Sales of residential roofing products in 2000, 2001 and 2002 were $808.8, $939.4 and $1,001.0 million and represented approximately 67%, 73% and 74%, respectively, of the Company's net sales. The Company's commercial roofing product line includes a full line of modified bitumen, asphalt built-up roofing, liquid applied membrane, thermoplastic, elastomeric, thermoplastic polyolefin, insulation and roofing accessories. Sales of commercial roofing products and accessories in 2000, 2001 and 2002 were $311.7, $283.7 and $288.4 million and represented approximately 26%, 22% and 21%, respectively, of the Company's net sales. Sales of the specialty building products and accessories product line in 2000, 2001 and 2002 were $87.3, $69.9 and $71.3 million and represented approximately 7%, 5% and 5%, respectively, of the Company's net sales.

        The Company aggregates the residential and commercial product lines into one operating segment since they have similar economic characteristics and are similar in each of the following areas: (i) the nature of the products and services are similar in that they perform the same function—the protection and covering of residential and commercial roofs; (ii) the nature of the production processes are similar; (iii) the type or class of customer for their products and services are similar; (iv) the residential and commercial products have the same distribution channels, whereby the main customers are wholesalers or distributors; and (v) regulatory requirements are generally the same for both the residential and commercial product lines. The specialty building products and accessories product line did not meet quantitative thresholds in 2000, 2001 and 2002 to be considered as a reportable segment.

Note 16. Related Party Transactions

        Included in the Consolidated Balance Sheets are the following receivable (payable) balances with related parties, which arise from operating and financing transactions between the Company and its affiliates:

	December 31,
	2001	2002
	(Thousands)
Tax receivable from parent corporations	$9,000	$10,250

Payable to International Specialty Products Inc. ("ISP")	$(8,910)	$(12,621)

Loan receivable from parent corporation	$2,536	$2,648

        The Company makes loans to, and borrows from, G-I Holdings and its subsidiaries from time to time at prevailing market rates (between 4.75% and 4.25% during 2002). During 2001 and 2002, the highest amount of loans made by the Company to BHC was $2.5 and $2.6 million, respectively. In addition, no loans were made to the Company by G-I Holdings and its subsidiaries during 2001 and 2002. Loans to any parent corporation are subject to limitations as outlined in the Credit Agreement and the Senior Notes. The Company advances funds from time to time on a non-interest bearing basis to G-I Holdings and its subsidiaries. There was no balance outstanding of such advances as of December 31, 2001 and 2002.

        During 2000 and 2002, the Company made a distribution of $106.2 million ($59.1 million of which represents a non-cash distribution in 2000 relating to the 1999 receivable from G-I Holdings) and $1.9 million, respectively, to its parent corporations. The distribution of $106.2 million in 2000 represents the write-off of outstanding advances to the company's parent corporations during 2000 that the Company determined were uncollectible. Included in long-term assets is a tax receivable from parent corporations of $9.0 and $10.25 million in 2001 and 2002, respectively, representing amounts paid to G-I Holdings under the Tax Sharing Agreement. See Notes 8 and 17.

        Mineral Products:    The Company and its subsidiaries purchase substantially all of their colored roofing granules requirements under a requirements contract from ISP, except for the requirements of certain of the Company's roofing plants that are supplied by third parties. The Company and its subsidiaries are continuing to operate under the terms of the existing agreement, pending negotiation and execution of a new requirements contract with ISP. In 2000, 2001 and 2002, the Company and its subsidiaries purchased in the aggregate approximately $59.3, $63.4 and $73.2 million, respectively, of mineral products from ISP. The amount payable to ISP at December 31, 2001 and 2002 for such purchases was $8.4 and $11.8 million, respectively.

        Management Agreements:    Pursuant to a management agreement, a subsidiary of ISP, provides certain general management, administrative, legal, telecommunications, information and facilities services to the Company, including the use of the Company's headquarters in Wayne, New Jersey. Charges to the Company by ISP for these services under the management agreement, inclusive of the services provided to G-I Holdings, discussed below, aggregated $6.0, $6.7 and $6.1 million for 2000, 2001 and 2002, respectively. These charges consist of management fees and other reimbursable expenses attributable to the Company, or incurred by ISP for the benefit of the Company. The amount payable to ISP for management fees as of December 31, 2001 and 2002 was $0.5 and $0.4 million, respectively. The management agreement is expected to be amended to adjust the management fees payable under the agreement and to extend the term of the agreement effective January 1, 2003 through December 31, 2003. The management agreement also provides that the Company is responsible for providing management services to G-I Holdings and certain of its subsidiaries and that G-I Holdings pay to the Company a management fee for these services. The aggregate amount paid by G-I Holdings to the Company for services rendered under the management agreement in 2002 was approximately $0.8 million. The Company also allocates a portion of the management fees payable by the Company under the management agreement to separate lease payments for the use of the Company's headquarters. Based on the services provided in 2002 under the management agreement, the aggregate amount payable by the Company to ISP under the management agreement for 2003, inclusive of the services provided to G-I Holdings, is expected to be approximately $6.3 million. Some of the Company's executive officers receive their compensation from ISP. ISP is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the management agreement.

  Tax Sharing Agreement: See Note 8.

Note 17. Commitments and Contingencies

        G-I Holdings and BHC are presently dependent upon the earnings and cash flows of their subsidiaries, principally the Company, in order to satisfy their net obligations, including various tax and other claims and liabilities (net of certain insurance receivables), including tax liabilities relating to the surfactants partnership. See Note 8. G-I Holdings has advised the Company that it expects to obtain funds to satisfy G-I Holdings' operating expenses from, among other things, loans from subsidiaries (principally the Company). See Notes 5, 8 and 16.

        On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its Asbestos Claims. The Company is not included in such bankruptcy filing. There are restrictions under the indentures relating to the Senior Notes and the Credit Agreement on payments by the Company to its parent corporations.

        During the twelve months ending December 31, 2003, the Company expects to make distributions and/or advances to its parent corporations to satisfy the obligations discussed above for not more than the extent permitted by the Credit Agreement and the Senior Notes. The Company does not believe that the dependence of its parent corporations on the cash flows of their subsidiaries should have a material adverse effect on the operations, liquidity or capital resources of the Company. See Notes 5, 8 and 12.

        At December 31, 2002, the Company has outstanding letters of credit of approximately $39.3 million under the Credit Agreement, which includes approximately $11.9 million of standby letters of credit related to certain obligations of G-I Holdings. The fair value of these obligations approximates face value as of December 31, 2002. See Note 5.

        In June 2001, the Company entered into employment security agreements with certain of its executive officers and key personnel. The agreements have no expiration date and provide for a single-sum payment consisting of one to three times salary and bonus and related benefits if employment is terminated within a thirty-six month period following the change in control event. In 2003, irrevocable letters of credit were issued in support of the employment security agreements.

        The leases for certain property, plant and equipment at certain of the Company's glass mat and roofing facilities are accounted for as capital leases. See Note 12. The Company is also a lessee under operating leases principally for warehouses, production machinery and equipment, and transportation and computer equipment. Rental expense on operating leases was $18.7, $26.2 and $25.2 million for 2000, 2001 and 2002, respectively. Future minimum lease payments for properties which were held under long-term noncancellable leases as of December 31, 2002 were as follows:

	Capital Leases	Operating Leases
	(Thousands)
2003	$5,062	$16,530
2004	4,954	14,763
2005	4,954	13,957
2006	9,276	11,238
2007	—	10,602
Thereafter	—	19,903

Total minimum payments	24,246	$86,993

Less interest included above	(4,056)

Present value of net minimum lease payments	$20,190

        Included in net sales in 2000 were net sales to two customers of 13% and 11%, respectively, in 2001, 12% and 11%, respectively, and in 2002, 13% and 11%, respectively. No other customer accounted for more than 10% of net sales in 2000, 2001 or 2002.

        The Company includes in "Other income (expense), net" certain legal fees related to its business. For 2000, 2001 and 2002 the Company included $2.2, $2.3 and $3.1 million, respectively, of legal fees in "Other income (expense), net."

Note 18. Guarantor Financial Information

        All of the Company's subsidiaries, other than BMCA Receivables Corporation (see Note 9), are guarantors under the Credit Agreement and the indentures governing the Senior Notes. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 2007 Notes.

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

        Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiary. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto. Separate financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiary is not included herein, because management has determined that such information is not material to investors.

Condensed Consolidating Statement of Operations
Year Ended December 31, 2000
(Thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,081,918	$125,841	$—	$1,207,759
Intercompany net sales	45,771	822,283	(868,054)	—

Total net sales	1,127,689	948,124	(868,054)	1,207,759

Costs and expenses:
Cost of products sold	916,485	845,345	(868,054)	893,776
Selling, general and administrative	169,575	80,967		250,542
Goodwill amortization	1,304	720		2,024
Transition service agreement (income) expense	100	(100)		—
Gain on sale of assets	—	(17,505)		(17,505)
Warranty reserve adjustment	15,000	—		15,000

Total costs and expenses	1,102,464	909,427	(868,054)	1,143,837

Operating income	25,225	38,697	—	63,922
Equity in earnings of subsidiaries	16,251	—	(16,251)	—
Intercompany licensing income (expense), net	(32,458)	32,458		—
Interest expense	(24,932)	(28,536)		(53,468)
Other income (expense), net	(10,818)	(16,822)		(27,640)

Income (loss) before income taxes and extraordinary losses	(26,732)	25,797	(16,251)	(17,186)
Income tax (provision) benefit	15,905	(9,546)		6,359

Income (loss) before extraordinary losses	(10,827)	16,251	(16,251)	(10,827)
Extraordinary losses, net of income tax benefits of $194	(330)	—		(330)

Net income (loss)	$(11,157)	$16,251	$(16,251)	$(11,157)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2001
(Thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,182,581	$110,461	$—	$1,293,042
Intercompany net sales	90,238	892,246	(982,484)	—

Total net sales	1,272,819	1,002,707	(982,484)	1,293,042

Costs and expenses:
Cost of products sold	1,003,072	903,157	(982,484)	923,745
Selling, general and administrative	198,336	71,944		270,280
Goodwill amortization	1,303	721		2,024
Transition service agreement (income) expense	100	(100)		—

Total costs and expenses	1,202,811	975,722	(982,484)	1,196,049

Operating income	70,008	26,985	—	96,993
Equity in earnings of subsidiaries	29,273	—	(29,273)	—
Intercompany licensing income (expense), net	(35,477)	35,477		—
Interest expense	(43,357)	(17,446)		(60,803)
Other income (expense), net	(7,858)	1,449		(6,409)

Income before income taxes	12,589	46,465	(29,273)	29,781
Income tax (provision) benefit	6,173	(17,192)		(11,019)

Net income	$18,762	$29,273	$(29,273)	$18,762

Condensed Consolidating Statement of Operations
Year Ended December 31, 2002
(Thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,247,560	$113,131	$—	$1,360,691
Intercompany net sales	63,080	918,979	(982,059)	—

Total net sales	1,310,640	1,032,110	(982,059)	1,360,691

Costs and expenses:
Cost of products sold	1,032,525	905,890	(982,059)	956,356
Selling, general and administrative	216,432	73,019		289,451
Transition service agreement (income) expense	100	(100)		—

Total costs and expenses	1,249,057	978,809	(982,059)	1,245,807

Operating income	61,583	53,301	—	114,884
Equity in earnings of subsidiaries	57,781	—	(57,781)	—
Intercompany licensing income (expense), net	(52,425)	52,425		—
Interest expense	(39,007)	(15,987)		(54,994)
Other income (expense), net	(9,535)	544		(8,991)

Income before income taxes	18,397	90,283	(57,781)	50,899
Income tax (provision) benefit	14,178	(32,502)		(18,324)

Net income	$32,575	$57,781	$(57,781)	$32,575

Condensed Consolidating Balance Sheet
December 31, 2001
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$133	$46,254	$—	$—	$46,387
Accounts receivable, trade, net	10,726	12,764	—		23,490
Accounts receivable, other	5,005	1,827	32,937		39,769
Inventories	63,077	39,168	—		102,245
Other current assets	1,487	2,403	—		3,890

Total Current Assets	80,428	102,416	32,937	—	215,781
Investment in subsidiaries	379,589	—	—	(379,589)	—
Intercompany loans including accrued interest	81,781	(81,781)	—		—
Due from (to) subsidiaries, net	(213,596)	209,525	4,071		—
Property, plant and equipment, net	45,128	306,939	—		352,067
Excess of cost over net assets of businesses acquired, net	40,080	23,214	—		63,294
Deferred income tax benefits	32,924	—	—		32,924
Tax receivable from parent corporations	9,000	—	—		9,000
Other assets	16,654	16,605	—		33,259

Total Assets	$471,988	$576,918	$37,008	$(379,589)	$706,325

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$—	$5,556	$—	$—	$5,556
Accounts payable	19,393	38,842	—		58,235
Payable to related parties	1,296	7,614	—		8,910
Accrued liabilities	23,333	20,215	—		43,548
Reserve for product warranty claims	14,900	—	—		14,900

Total Current Liabilities	58,922	72,227	—	—	131,149
Long-term debt less current maturities	438,374	161,522	—		599,896
Reserve for product warranty claims	22,358	383	—		22,741
Other liabilities	13,973	205	—		14,178

Total Liabilities	533,627	234,337	—	—	767,964
Total Stockholders' Equity (Deficit)	(61,639)	342,581	37,008	(379,589)	(61,639)

Total Liabilities and Stockholders' Equity (Deficit)	$471,988	$576,918	$37,008	$(379,589)	$706,325

Condensed Consolidating Balance Sheet
December 31, 2002
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$60	$96,113	$—	$—	$96,173
Accounts receivable, trade, net	8,216	13,685	—		21,901
Accounts receivable, other	6,294	845	34,785		41,924
Inventories	78,066	41,416	—		119,482
Other current assets	1,575	1,968	—		3,543

Total Current Assets	94,211	154,027	34,785	—	283,023
Investment in subsidiaries	437,856	—	—	(437,856)	—
Intercompany loans including accrued interest	59,903	(59,903)	—		—
Due from (to) subsidiaries, net	(195,599)	192,889	2,710		—
Property, plant and equipment, net	36,075	310,041	—		346,116
Excess of cost over net assets of businesses acquired, net	40,080	23,214	—		63,294
Deferred income tax benefits	15,330	—	—		15,330
Tax receivable from parent corporations	10,250	—	—		10,250
Other assets	6,486	18,900	—		25,386

Total Assets	$504,592	$639,168	$37,495	$(437,856)	$743,399

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$34,820	$10,506	$—	$—	$45,326
Accounts payable	29,249	43,971	—		73,220
Payable to related parties, net	2,788	9,833	—		12,621
Accrued liabilities	18,802	32,115	—		50,917
Reserve for product warranty claims	14,900	—	—		14,900

Total Current Liabilities	100,559	96,425	—	—	196,984
Long-term debt less current maturities	404,071	141,731	—		545,802
Reserve for product warranty claims	17,935	452	—		18,387
Other liabilities	13,148	199	—		13,347

Total Liabilities	535,713	238,807	—	—	774,520
Total Stockholders' Equity (Deficit)	(31,121)	400,361	37,495	(437,856)	(31,121)

Total Liabilities and Stockholders' Equity (Deficit)	$504,592	$639,168	$37,495	$(437,856)	$743,399

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2000
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Cash and cash equivalents, beginning of year	$203	$55,749	$—	$55,952

Cash provided by (used in) operating activities:
Net income (loss)	(27,408)	16,251		(11,157)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Extraordinary losses	330	—		330
Gain on sale of assets	—	(17,505)		(17,505)
Depreciation	4,406	31,944		36,350
Goodwill and other amortization	2,146	720		2,866
Deferred income taxes	(7,475)	—		(7,475)
Noncash interest charges	1,922	726		2,648
(Increase) decrease in working capital items	(33,237)	5,107	8,339	(19,791)
Increase in product warranty claims	9,317	25		9,342
Purchases of trading securities	—	(980)		(980)
Proceeds from sales of trading securities	—	2,172		2,172
Proceeds from sale of accounts receivable	925	—		925
(Increase) decrease in other assets	3,180	(1,916)		1,264
Decrease in other liabilities	(2,303)	(373)		(2,676)
Change in net receivable from/payable to related parties/parent corporations	37,493	(43,126)	(8,339)	(13,972)
Other, net	2,785	(2,268)		517

Net cash used in operating activities	(7,919)	(9,223)	—	(17,142)

Cash provided by (used in) investing activities:
Capital expenditures	(1,417)	(60,126)		(61,543)
Proceeds from sale of assets	—	31,702		31,702
Purchases of available-for-sale securities	—	(882)		(882)
Proceeds from sales of available-for-sale securities	—	58,284		58,284
Proceeds from sales of other short-term investments	—	1,590		1,590

Net cash provided by (used in) investing activities	(1,417)	30,568	—	29,151

Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	34,044	7,002		41,046
Increase in borrowings under revolving credit facility	70,000	—		70,000
Repayments of long-term debt	(34,198)	(3,858)		(38,056)
Distributions to parent corporations	(47,029)	—		(47,029)
Repurchase of common stock	(1,180)	—		(1,180)
Financing fees and expenses	(2,763)	(7,232)		(9,995)

Net cash provided by (used in) financing activities	18,874	(4,088)	—	14,786

Net change in cash and cash equivalents	9,538	17,257	—	26,795

Cash and cash equivalents, end of year	$9,741	$73,006	$—	$82,747

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2001
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash and cash equivalents, beginning of year	$9,741	$73,006	$—	$82,747

Cash provided by (used in) operating activities:
Net income (loss)	(10,511)	29,273		18,762
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,764	34,432		37,196
Goodwill and other amortization	3,073	721		3,794
Deferred income taxes	9,973	—		9,973
Noncash interest charges	3,270	1,286		4,556
(Increase) decrease in working capital items	(39,153)	2,477	10,932	(25,744)
Decrease in product warranty claims	(5,829)	(186)		(6,015)
Proceeds from sale of accounts receivable	34,669	—		34,669
Increase in other assets	(2,673)	(1,308)		(3,981)
Decrease in other liabilities	(85)	(8)		(93)
Change in net receivable from/payable to related parties/parent corporations	70,908	(61,118)	(10,932)	(1,142)
Other, net	131	1,155		1,286

Net cash provided by operating activities	66,537	6,724	—	73,261

Cash provided by (used in) investing activities:
Capital expenditures	(915)	(27,170)		(28,085)

Net cash used in investing activities	(915)	(27,170)	—	(28,085)

Cash provided by (used in) financing activities:
Decrease in borrowings under revolving credit facility	(70,000)	—		(70,000)
Repayments of long-term debt	(175)	(5,798)		(5,973)
Loan to parent corporation	(2,536)	—		(2,536)
Financing fees and expenses	(2,519)	(508)		(3,027)

Net cash used in financing activities	(75,230)	(6,306)	—	(81,536)

Net change in cash and cash equivalents	(9,608)	(26,752)	—	(36,360)

Cash and cash equivalents, end of year	$133	$46,254	$—	$46,387

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2002
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash and cash equivalents, beginning of year	$133	$46,254	$—	$46,387

Cash provided by (used in) operating activities:
Net income (loss)	(25,206)	57,781		32,575
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,523	36,132		38,655
Goodwill and other amortization	—	2,047		2,047
Deferred income taxes	17,594	—		17,594
Noncash interest charges	3,634	1,342		4,976
(Increase) decrease in working capital items	(14,250)	15,227	(1,848)	(871)
Increase (decrease) in product warranty claims	(4,423)	69		(4,354)
Proceeds from sale of accounts receivable	5,718	—		5,718
(Increase) decrease in other assets	835	(759)		76
Decrease in other liabilities	(784)	(6)		(790)
Change in net receivable from/payable to related parties/parent corporations	18,697	(18,084)	1,848	2,461
Other, net	(23)	3,741		3,718

Net cash provided by operating activities	4,315	97,490	—	101,805

Cash provided by (used in) investing activities:
Capital expenditures	(2,109)	(32,454)		(34,563)

Net cash used in investing activities	(2,109)	(32,454)	—	(34,563)

Cash provided by (used in) financing activities:
Repayments of long-term debt	—	(15,177)		(15,177)
Distributions to parent corporations	(1,945)	—		(1,945)
Loan to parent corporation	(112)	—		(112)
Financing fees and expenses	(222)	—		(222)

Net cash used in financing activities	(2,279)	(15,177)	—	(17,456)

Net change in cash and cash equivalents	(73)	49,859	—	49,786

Cash and cash equivalents, end of year	$60	$96,113	$—	$96,173

SUPPLEMENTARY DATA (UNAUDITED)
Quarterly Financial Data (Unaudited)

	2001 by Quarter				2002 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Millions)
Net sales	$265.0	$354.9	$376.3	$296.8	$319.3	$369.4	$357.1	$314.9
Cost of products sold	199.0	254.2	256.8	213.7	230.0	251.3	242.4	232.6

Gross profit	$66.0	$100.7	$119.5	$83.1	$89.3	$118.1	$114.7	$82.3

Operating income	$9.5	$32.2	$43.6	$11.7	$20.6	$43.4	$40.1	$10.8

Interest expense	$15.2	$15.4	$15.0	$15.2	$13.7	$14.0	$13.8	$13.5

Income (loss) before income taxes	$(7.1)	$14.9	$26.8	$(4.8)	$4.6	$27.2	$24.6	$(5.5)
Income tax (provision) benefit	2.6	(5.5)	(9.9)	1.8	(1.6)	(9.8)	(8.9)	2.0

Net income (loss)	$(4.5)	$9.4	$16.9	$(3.0)	$3.0	$17.4	$15.7	$(3.5)

SCHEDULE II

BUILDING MATERIALS CORPORATION OF AMERICA

VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2000

Description	Balance January 1, 2000	Charged to Sales or Expenses	Deductions		Other	Balance December 31, 2000
	(Thousands)
Valuation and Qualifying Accounts
Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$4,019	$413	$2,634	(a)	$—	$1,798	(b)
Allowance for discounts	23,195	110,291	107,683		—	25,803
Reserve for inventory market valuation	1,717	658	1,083		(289)	1,003
Reserve for product warranty claims	34,314	32,926	23,584		—	43,656

Year Ended December 31, 2001

Description	Balance January 1, 2001	Charged to Sales or Expenses	Deductions		Other	Balance December 31, 2001
	(Thousands)
Valuation and Qualifying Accounts
Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$1,798	$346	$786	(a)	$(300)	$1,058	(b)
Allowance for discounts	25,803	141,107	133,158		300	34,052
Reserve for inventory market valuation	1,003	3,059	741		—	3,321
Reserve for product warranty claims	43,656	19,469	25,484		—	37,641

Year Ended December 31, 2002

Description	Balance January 1, 2002	Charged to Sales or Expenses	Deductions		Other	Balance December 31, 2002
	(Thousands)
Valuation and Qualifying Accounts
Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$1,058	$863	$437	(a)	$—	$1,484	(b)
Allowance for discounts	34,052	163,247	160,146		—	37,153
Reserve for inventory market valuation	3,321	675	1,458		—	2,538
Reserve for product warranty claims	37,641	19,970	24,653		329	33,287

Notes:

  (a)
  Represents write-offs of uncollectible accounts net of recoveries.

  (b)
  The balances at December 31, 2000, 2001 and 2002 primarily reflect a reserve for receivables sold to a trust. See Note 9 to Consolidated Financial Statements.

S-1

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Markets for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits and Financial Statement Schedules
BUILDING MATERIALS CORPORATION OF AMERICA VALUATION AND QUALIFYING ACCOUNTS Year Ended December 31, 2000
Year Ended December 31, 2001
Year Ended December 31, 2002