Form 10-Q
period 2003-03-30
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS INVESTMENT CORP
filed 2003-05-13
CIK 927314, 1078706, 1078820

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 30, 2003

                                       OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-81808

                  BUILDING MATERIALS CORPORATION OF AMERICA
           (Exact name of registrant as specified in its charter)

        Delaware                                               22-3276290
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                            Identification No.)

 1361 Alps Road, Wayne, New Jersey                               07470
(Address of Principal Executive Offices)                       (Zip Code)

                                 (973) 628-3000
              (Registrant's telephone number, including area code)

                                      None
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

See Table of Additional Registrants Below.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES / / NO /X /

As of May 12, 2003, 1,015,010 shares of Class A Common Stock, $.001 par value, and 15,000 shares of Class B Common Stock, $.001 par value, of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of May 12, 2003, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. As of May 12, 2003, no shares of the registrant or the additional registrants were held by non-affiliates.

                            ADDITIONAL REGISTRANTS



                                                                                                      Address, including zip code
                                                                                                      and telephone number,
Exact name of registrant as      State or other         No. of          Commission File No./I.R.S.    including area code, of
specified in its charter         jurisdiction of        Shares          Employer Identification No.   registrant's principal
                                 incorporation or       Outstanding                                   executive offices
                                 organization
---------------------------      ----------------       -----------     --------------------------    ---------------------------
Building Materials               Delaware                   10               333-69749-01/                1361 Alps Road
  Manufacturing Corporation                                                  22-3626208                   Wayne, NJ 07470
                                                                                                          (973) 628-3000


Building Materials               Delaware                   10               333-69749-02/                300 Delaware Avenue
  Investment Corporation                                                     22-3626206                   Suite 303
                                                                                                          Wilmington, DE 19801
                                                                                                          (302) 427-5960



                        Part I - FINANCIAL INFORMATION
                        Item 1 - FINANCIAL STATEMENTS


                  BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)




                                                         Quarter Ended
                                                 ---------------------------
                                                  March 31,        March 30,
                                                    2002             2003
                                                 ----------        ---------
                                                         (Thousands)

Net sales...................................      $319,253          $338,938
                                                  --------          --------

Costs and expenses:

  Cost of products sold.....................       229,932           245,944
  Selling, general and administrative.......        68,728            72,342
                                                  --------          --------
    Total costs and expenses................       298,660           318,286
                                                  --------          --------

Operating income............................        20,593            20,652
Interest expense............................       (13,746)          (13,456)
Other expense, net..........................        (2,284)           (1,622)
                                                  --------          --------
Income before income taxes..................         4,563             5,574
Income tax provision........................        (1,643)           (2,007)
                                                  --------          --------
Net income..................................      $  2,920          $  3,567
                                                  ========          ========


















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  BUILDING MATERIALS CORPORATION OF AMERICA

                         CONSOLIDATED BALANCE SHEETS

               (Dollars in Thousands except per share amounts)
                                                                     March 30,
                                                     December 31,      2003
                                                         2002       (Unaudited)
Current Assets:                                      ------------   ----------
  Cash and cash equivalents........................  $  96,173      $  43,523
  Accounts receivable, trade, less allowance
    of $1,484 and $1,506 in 2002 and 2003,
    respectively...................................     21,901         25,354
  Accounts receivable, other.......................     41,924         86,942
  Inventories......................................    119,482        151,244
  Other current assets.............................      3,543          7,923
                                                      --------       --------
    Total Current Assets...........................    283,023        314,986
Property, plant and equipment, net.................    346,116        343,523
Excess of cost over net assets of businesses
  acquired, net of accumulated amortization
  of $16,370 in 2002 and 2003, respectively........     63,294         63,294
Deferred income tax benefits.......................     15,330         13,505
Tax receivable from parent corporations............     10,250         10,250
Other noncurrent assets............................     25,386         24,501
                                                      --------       --------
Total Assets.......................................  $ 743,399      $ 770,059
                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt.............  $  45,326      $  45,433
  Accounts payable.................................     73,220         92,283
  Payable to related parties.......................     12,621         16,874
  Accrued liabilities..............................     50,917         50,285
  Reserve for product warranty claims..............     14,900         14,900
                                                      --------       --------
  Total Current Liabilities........................    196,984        219,775
                                                      --------       --------
Long-term debt less current maturities.............    545,802        544,964
                                                      --------       --------
Reserve for product warranty claims................     18,387         18,284
                                                      --------       --------
Other liabilities..................................     13,347         14,629
                                                      --------       --------
Stockholders' Equity (Deficit):
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    400,000 shares authorized; no shares issued....          -              -
  Class A Common Stock, $.001 par value per share,
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding.........................          1              1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 15,000 shares
    issued and outstanding.........................          -              -
  Loan receivable from parent corporation..........     (2,648)        (2,673)
  Accumulated deficit..............................    (28,474)       (24,921)
                                                      --------       --------
    Total Stockholders' Equity (Deficit) ..........    (31,121)       (27,593)
                                                      --------       --------
Total Liabilities and Stockholders'
   Equity (Deficit)................................ $  743,399      $ 770,059
                                                      ========       ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  BUILDING MATERIALS CORPORATION OF AMERICA

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                             Quarter Ended
                                                         ----------------------
                                                         March 31,    March 30,
                                                           2002         2003
                                                         --------     --------
                                                              (Thousands)

Cash and cash equivalents, beginning of period......... $ 46,387      $ 96,173
                                                        --------      --------
Cash used in operating activities:
  Net income...........................................    2,920         3,567
  Adjustments to reconcile net income to
   net cash used in operating activities:
      Depreciation.....................................    9,380         9,462
      Amortization.....................................      472           506
      Deferred income taxes............................    1,380         1,825
      Noncash interest charges.........................    1,210         1,299
  Increase in working capital items....................  (62,092)      (75,749)
  Decrease in reserve for product warranty claims......     (997)         (103)
  Proceeds from sale of accounts receivable............   15,217         9,569
  Change in net receivable from/payable to related
    parties/parent corporations........................    8,405         4,253
  Other, net...........................................      360           911
                                                        --------      --------
Net cash used in operating activities..................  (23,745)      (44,460)
                                                        --------      --------
Cash used in investing activities:
  Capital expenditures.................................   (5,549)       (7,056)
                                                        --------      --------
Net cash used in investing activities..................   (5,549)       (7,056)
                                                        --------      --------
Cash used in financing activities:
  Repayments of long-term debt.........................   (1,353)         (944)
  Distributions to parent corporations.................        -           (15)
  Loan to parent corporation...........................      (28)          (25)
  Financing fees and expenses..........................     (213)         (150)
                                                        --------      --------
Net cash used in financing activities..................   (1,594)       (1,134)
                                                        --------      --------
Net change in cash and cash equivalents................  (30,888)      (52,650)
                                                        --------      --------
Cash and cash equivalents, end of period............... $ 15,499      $ 43,523
                                                        ========      ========
Supplemental Cash Flow Information:
  Cash paid during the period for:
   Interest (net of amount capitalized)................ $ 12,496      $ 12,289
   Income taxes........................................        -            79


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  BUILDING MATERIALS CORPORATION OF AMERICA

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at March 30, 2003, and the results of operations and cash flows for the periods ended March 31, 2002 and March 30, 2003. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K").


Note 1.   Inventories

         Inventories consist of the following:

                                         December 31,          March 30,
                                             2002                2003
                                         ------------          ---------
                                                    (Thousands)

         Finished goods                  $  80,911             $ 110,404
         Work-in process                    11,850                10,722
         Raw materials and supplies         30,068                33,954
                                          --------              --------
         Total                             122,829               155,080
         Less LIFO reserve                  (3,347)               (3,836)
                                          --------              --------
         Inventories                     $ 119,482             $ 151,244
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

         Claimants in the G-I Holdings bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may seek to file Asbestos Claims against the Company (with approximately 1,900 alleged Asbestos Claims having been filed against the Company as of March 30, 2003). The Company believes that it will

                  BUILDING MATERIALS CORPORATION OF AMERICA

Note 2.   Contingencies (Continued)

not sustain any liability in connection with these or any other asbestos-related claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion, on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claim against the Company. On February 7, 2001, G-I Holdings and BMCA filed a defendant class action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings. As a result, it is not possible to predict the outcome of this litigation. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

         On or about February 8, 2001, a creditors' committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of BMCA with G-I Holdings or an order directing G-I Holdings to cause BMCA to file for bankruptcy protection. BMCA and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the bankruptcy court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the bankruptcy court denied the motion and the creditors' committee has appealed such ruling to the United States District Court.

         For a further discussion with respect to the history of the foregoing litigation and asbestos-related matters, see Item 3,"Legal Proceedings," and Notes 5, 12 and 17 to Consolidated Financial Statements contained in the Company's 2002 Form 10-K.

Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are

                  BUILDING MATERIALS CORPORATION OF AMERICA

Note 2.   Contingencies (Continued)

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

     For further information regarding environmental matters and other litigation, reference is made to Item 3, "Legal Proceedings" contained in the Company's 2002 Form 10-K.

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

                  BUILDING MATERIALS CORPORATION OF AMERICA

Note 3.  New Accounting Pronouncements

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as: a financial standby letter of credit; a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party; and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor's obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002; however, the Company provides product warranties, which are only subject to the disclosure requirements under FIN 45. (See table below.) A subsidiary's guarantee of the debt of its parent is not subject to the initial recognition and measurement provisions of FIN 45 but are subject to its disclosure requirements. The Company has adopted the disclosure requirements of FIN 45 and applied the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002, and noted no material effect on the financial condition or results of operations of the Company.

         The reserve for product warranty claims consists of the following for the periods ended March 31, 2002 and March 30, 2003:

                                                     March 31,       March 30,
                                                       2002            2003
                                                     --------        ---------
                                                           (Thousands)

              Beginning balance...................   $ 37,641         $ 33,287
              Charged to cost of products sold....      5,311            4,336
              Deductions..........................     (6,223)          (4,439)
              Other...............................        (85)               -
                                                     --------         --------
              Ending balance......................   $ 36,644         $ 33,184
                                                     ========         ========

     In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for any entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of

                  BUILDING MATERIALS CORPORATION OF AMERICA

Note 3.  New Accounting Pronouncements (Continued)

SFAS No. 123 to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" ("APB No. 28"), to require disclosures about those effects in interim financial information beginning with the Company's first quarter ended March 30, 2003. The Company currently accounts for its long-term incentive units granted to certain employees under the accounting prescribed by applying FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans" ("FIN 28"), which requires an entity to measure compensation as the amount by which the Book Value of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. The Company expects to continue to account for its long-term incentive units under the accounting prescribed by FIN 28 and has adopted the additional disclosure provisions of SFAS No. 148. Compensation expense for such incentive units was $0.7 and $0.7 million for the periods ended March 31, 2002 and March 30, 2003, respectively. The Company's pro forma net income under SFAS No. 123 would have been the same as actual net income.

Note 4.  Guarantor Financial Information

         All of the Company's subsidiaries, other than BMCA Receivables Corporation, are guarantors under the Company's consolidated and restated $210 million Credit Agreement, the 10 1/2% Senior Notes due 2003, the 7 3/4% Senior Notes due 2005, the 8 5/8% Senior Notes due 2006, the 8% Senior Notes due 2007 (the "2007 Notes"), and the 8% Senior Notes due 2008. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 2007 Notes.

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

                  BUILDING MATERIALS CORPORATION OF AMERICA

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Note 4.  Guarantor Financial Information - (Continued)


                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                       First Quarter Ended March 31, 2002
                                   (Thousands)
                                   (Unaudited)




                                           Parent            Guarantor
                                           Company           Subsidiaries          Eliminations        Consolidated
                                           --------          ------------          ------------        ------------
Net Sales................................  $294,302          $  24,951             $      -             $319,253
Intercompany net sales...................    16,407            211,153             (227,560)                   -
                                           --------           --------             --------             --------
    Total net sales......................   310,709            236,104             (227,560)             319,253
                                           --------           --------             --------             --------
Costs and expenses:
  Cost of products sold..................   246,219            211,273             (227,560)             229,932
  Selling, general and administrative....    51,438             17,290                                    68,728
  Transition service agreement
    (income) expense.....................        25                (25)                                        -
                                           --------           --------             --------             --------
    Total costs and expenses.............   297,682            228,538             (227,560)             298,660
                                           --------           --------             --------             --------
Operating income.........................    13,027              7,566                    -               20,593

Equity in earnings of subsidiaries.......     7,888                  -               (7,888)                   -
Intercompany licensing income
  (expense), net.........................    (8,829)             8,829                                         -
Interest expense.........................    (9,582)            (4,164)                                  (13,746)
Other income (expense), net..............    (2,378)                94                                    (2,284)
                                           --------           --------             --------             --------
Income before income taxes...............       126             12,325               (7,888)               4,563
Income tax (provision) benefit...........     2,794             (4,437)                                   (1,643)
                                           --------           --------             --------             --------
Net income...............................  $  2,920           $  7,888             $ (7,888)            $  2,920
                                           ========           ========             ========             ========


                  BUILDING MATERIALS CORPORATION OF AMERICA

Note 4.  Guarantor Financial Information - (Continued)



                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                       First Quarter Ended March 30, 2003
                                   (Thousands)
                                   (Unaudited)


                                            Parent           Guarantor
                                            Company          Subsidiaries         Eliminations        Consolidated
                                            --------         ------------         ------------        ------------

Net Sales.................................  $313,036         $  25,902             $       -           $338,938
Intercompany net sales....................    18,173           239,876              (258,049)                 -
                                            --------          --------              --------           --------
    Total net sales.......................   331,209           265,778              (258,049)           338,938
                                            --------          --------              --------           --------
Costs and expenses:
  Cost of products sold...................   268,819           235,174              (258,049)           245,944
  Selling, general and administrative.....    54,907            17,435                                   72,342
  Transition service agreement
    (income) expense......................        25               (25)                                       -
                                            --------          --------              --------           --------
    Total costs and expenses..............   323,751           252,584              (258,049)           318,286
                                            --------          --------              --------           --------
Operating income..........................     7,458            13,194                     -             20,652

Equity in earnings of subsidiaries........    14,711                 -               (14,711)                 -
Intercompany licensing income
  (expense), net..........................   (13,248)           13,248                                        -
Interest expense..........................    (9,860)           (3,596)                                 (13,456)
Other income (expense), net...............    (1,762)              140                                   (1,622)
                                            --------          --------              --------           --------
Income (loss) before income taxes.........    (2,701)           22,986               (14,711)             5,574
Income tax (provision) benefit............     6,268            (8,275)                                  (2,007)
                                            --------          --------              --------           --------
Net income................................  $  3,567         $  14,711             $ (14,711)          $  3,567
                                            ========          ========             =========           ========


                  BUILDING MATERIALS CORPORATION OF AMERICA

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)- (Continued)

Note 4.  Guarantor Financial Information - (Continued)


                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                                December 31, 2002
                                   (Thousands)



                                                                            Non-
                                           Parent         Guarantor      Guarantor         Elim-
                                           Company      Subsidiaries     Subsidiary      inations         Consolidated
                                           -------      ------------     ----------      --------         ------------
ASSETS
Current Assets:
  Cash and cash equivalents..............  $    60      $ 96,113         $     -         $      -          $ 96,173
  Accounts receivable, trade, net .......    8,216        13,685               -                             21,901
  Accounts receivable, other ............    6,294           845          34,785                             41,924
  Inventories............................   78,066        41,416               -                            119,482
  Other current assets...................    1,575         1,968               -                              3,543
                                           -------      --------         -------         --------          --------
    Total Current Assets.................   94,211       154,027          34,785                -           283,023

Investment in subsidiaries...............  437,856             -               -         (437,856)                -
Intercompany loans including accrued
  interest...............................   59,903       (59,903)              -                                  -
Due from (to) subsidiaries, net.......... (195,599)      192,889           2,710                                  -
Property, plant and equipment, net.......   36,075       310,041               -                            346,116
Excess of cost over net assets of
  business acquired, net.................   40,080        23,214               -                             63,294
Deferred income tax benefits.............   15,330             -               -                             15,330
Tax receivable from parent corporations..   10,250             -               -                             10,250
Other assets.............................    6,486        18,900               -                             25,386
                                           -------      --------         -------         --------          --------
Total Assets............................. $504,592      $639,168         $37,495        $(437,856)         $743,399
                                           =======      ========         =======         ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt...  $34,820      $ 10,506         $     -         $      -          $ 45,326
  Accounts payable.......................   29,249        43,971               -                             73,220
  Payable to related parties, net........    2,788         9,833               -                             12,621
  Accrued liabilities....................   18,802        32,115               -                             50,917
  Reserve for product warranty claims....   14,900             -               -                             14,900
                                           -------      --------         -------         --------          --------
    Total Current Liabilities............  100,559        96,425               -                -           196,984

Long-term debt less current maturities...  404,071       141,731               -                            545,802
Reserve for product warranty claims......   17,935           452               -                             18,387
Other liabilities........................   13,148           199               -                             13,347
                                           -------      --------         -------         --------          --------
Total Liabilities........................  535,713       238,807               -                -           774,520

Total Stockholders' Equity (Deficit) ....  (31,121)      400,361          37,495         (437,856)          (31,121)
                                           -------      --------         -------         --------          --------
Total Liabilities and Stockholders'
     Equity (Deficit) ................... $504,592      $639,168         $37,495        $(437,856)         $743,399
                                           =======      ========         =======         ========          ========


                  BUILDING MATERIALS CORPORATION OF AMERICA

Note 4.  Guarantor Financial Information - (Continued)


                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                                 March 30, 2003
                                   (Thousands)
                                   (Unaudited)


                                                                               Non-
                                            Parent        Guarantor         Guarantor         Elim-
                                            Company      Subsidiaries       Subsidiary      inations         Consolidated
                                            -------      ------------       ----------      --------         ------------
ASSETS
Current Assets:
  Cash and cash equivalents..............  $     35      $  43,488          $      -        $      -          $  43,523
  Accounts receivable, trade, net .......     8,611         16,743                 -                             25,354
  Accounts receivable, other ............     5,351            753            80,838                             86,942
  Inventories............................   107,897         43,347                 -                            151,244
  Other current assets...................     3,289          4,634                 -                              7,923
                                            -------       --------           -------        --------           --------
    Total Current Assets.................   125,183        108,965            80,838             -              314,986

Investment in subsidiaries...............   498,883              -                          (498,883)                 -
Intercompany loans including accrued
  interest...............................    57,371        (57,371)                -                                  -
Due from (to) subsidiaries, net..........  (272,581)       269,607             2,974                                  -
Property, plant and equipment, net.......    36,315        307,208                 -                            343,523
Excess of cost over net assets of
  business acquired, net.................    40,080         23,214                 -                             63,294
Deferred income tax benefits.............    13,505              -                 -                             13,505
Tax receivable from parent corporations..    10,250              -                 -                             10,250
Other assets.............................     6,418         18,083                 -                             24,501
                                           --------       --------           -------        --------           --------
Total Assets.............................  $515,424       $669,706           $83,812       $(498,883)          $770,059
                                           ========       ========           =======        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt...  $ 34,893      $  10,540         $       -       $       -           $ 45,433
  Accounts payable.......................    36,637         55,646                 -                             92,283
  Payable to related parties, net........     2,832         14,042                 -                             16,874
  Accrued liabilities....................    17,507         32,778                 -                             50,285
  Reserve for product warranty claims....    14,900              -                 -                             14,900
                                           --------       --------           -------        --------           --------
    Total Current Liabilities............   106,769        113,006                 -               -            219,775

Long-term debt less current maturities...   404,128        140,836                 -                            544,964
Reserve for product warranty claims......    17,687            597                 -                             18,284
Other liabilities........................    14,433            196                 -                             14,629
                                           --------       --------           -------        --------           --------
Total Liabilities........................   543,017        254,635                 -               -            797,652

Total Stockholders' Equity (Deficit) ....   (27,593)       415,071            83,812        (498,883)           (27,593)
                                           --------       --------           -------        --------           --------
Total Liabilities and Stockholders'
     Equity (Deficit) ...................  $515,424       $669,706          $ 83,812       $(498,883)         $ 770,059
                                           ========       ========           =======        ========           ========


                  BUILDING MATERIALS CORPORATION OF AMERICA

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)- (Continued)


Note 4.  Guarantor Financial Information - (Continued)


                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                       First Quarter Ended March 31, 2002
                                   (Thousands)
                                   (Unaudited)



                                                                                         Non-
                                                      Parent         Guarantor         Guarantor
                                                      Company       Subsidiaries       Subsidiary      Consolidated
                                                      --------      ------------       ----------      ------------
Cash and cash equivalents, beginning of period......   $  133       $  46,254          $      -        $  46,387
                                                       ------        --------           -------         --------
Cash provided by (used in) operating activities:
  Net income (loss) ................................   (4,968)          7,888                              2,920
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation....................................      593           8,787                              9,380
    Amortization....................................      472               -                                472
    Deferred income taxes...........................    1,380               -                              1,380
    Noncash interest charges........................      879             331                              1,210
  (Increase) decrease in working capital items......  (16,598)          2,835           (48,329)         (62,092)
  Decrease in product warranty claims...............     (781)           (216)                              (997)
  Proceeds from sale of accounts receivable.........   15,217               -                             15,217
  Change in net receivable from/payable to
    related parties/parent corporations.............    3,876         (43,800)           48,329            8,405
  Other, net........................................      525            (165)                               360
                                                       ------        --------           -------         --------
Net cash provided by (used in) operating
    activities......................................      595         (24,340)                -          (23,745)
                                                       ------        --------           -------         --------
Cash used in investing activities:
  Capital expenditures..............................     (473)         (5,076)                            (5,549)
                                                       ------        --------           -------         --------
Net cash used in investing activities...............     (473)         (5,076)                -           (5,549)
                                                       ------        --------           -------         --------
Cash used in financing activities:
  Repayments of long-term debt......................        -          (1,353)                            (1,353)
  Financing fees and expenses.......................     (213)              -                               (213)
  Loan to parent corporation........................      (28)              -                                (28)
                                                       ------        --------           -------         --------
Net cash used in financing activities...............     (241)         (1,353)                -           (1,594)
                                                       ------        --------           -------         --------
Net change in cash and cash equivalents.............     (119)        (30,769)                -          (30,888)
                                                       ------        --------           -------         --------
Cash and cash equivalents, end of period............   $   14       $  15,485          $      -        $  15,499
                                                       ======        ========           =======         ========


                  BUILDING MATERIALS CORPORATION OF AMERICA

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)- (Continued)


Note 4.  Guarantor Financial Information - (Continued)


                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                       First Quarter Ended March 30, 2003
                                   (Thousands)
                                   (Unaudited)



                                                                                        Non-
                                                     Parent         Guarantor         Guarantor
                                                     Company       Subsidiaries       Subsidiary      Consolidated
                                                     --------      ------------       ----------      ------------
Cash and cash equivalents, beginning of period......  $   60       $  96,113          $      -        $  96,173
                                                      ------        --------           -------         --------
Cash provided by (used in) operating activities:
  Net income (loss) ................................ (11,144)         14,711                              3,567
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation....................................     660           8,802                              9,462
    Amortization....................................       -             506                                506
    Deferred income taxes...........................   1,825               -                              1,825
    Noncash interest charges........................     941             358                              1,299
  (Increase) decrease in working capital items...... (34,472)          4,776           (46,053)         (75,749)
  Increase (decrease) in product warranty claims....    (248)            145                               (103)
  Proceeds from sale of accounts receivable.........   9,569               -                              9,569
  Change in net receivable from/payable to
    related parties/parent corporations.............  33,241         (75,041)           46,053            4,253
  Other, net........................................     703             208                                911
                                                      ------        --------           -------         --------
Net cash provided by (used in) operating
    activities.......................................  1,075         (45,535)                -          (44,460)
                                                      ------        --------           -------         --------
Cash used in investing activities:
  Capital expenditures..............................    (910)         (6,146)                            (7,056)
                                                      ------        --------           -------         --------
Net cash used in investing activities...............    (910)         (6,146)                -           (7,056)
                                                      ------        --------           -------         --------
Cash used in financing activities:
  Repayments of long-term debt......................       -            (944)                              (944)
  Financing fees and expenses.......................    (150)              -                               (150)
  Distribution to parent corporations...............     (15)              -                                (15)
  Loan to parent corporation........................     (25)              -                                (25)
                                                      ------        --------           -------         --------
Net cash used in financing activities...............    (190)            944)                -           (1,134)
                                                      ------        --------           -------         --------
Net change in cash and cash equivalents.............     (25)        (52,625)                -          (52,650)
                                                      ------        --------           -------         --------
Cash and cash equivalents, end of period............  $   35        $ 43,488          $      -        $  43,523
                                                      ======        ========           =======         ========


                  BUILDING MATERIALS CORPORATION OF AMERICA

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter 2003 Compared With
                        First Quarter 2002

         We recorded net income in the first quarter of 2003 of $3.6 million compared to net income of $2.9 million in the first quarter of 2002, representing an increase of 24.1%. The increase in net earnings in the first quarter of 2003 was primarily attributable to lower other expenses.

         Net sales for the first quarter of 2003 were $338.9 million, a 6.1% increase over first quarter of 2002 net sales of $319.3 million. Higher net sales were primarily due to higher unit volumes and higher average selling prices of both residential and commercial roofing products.

         Operating income in the first quarter of 2003 was $20.7 million compared to $20.6 million in the first quarter of 2002. Operating results were positively affected by higher net sales of both residential and commercial roofing products together with lower manufacturing costs, offset by higher raw material costs, principally asphalt due to higher crude oil prices and limited asphalt availability, higher energy costs and increased selling, general and administrative expenses.

         Interest expense for the first quarter of 2003 decreased to $13.5 million from $13.7 million for the same period in 2002, primarily due to lower average borrowings and a lower average interest rate. Other expense net, was $1.6 million for the first quarter of 2003 compared with $2.3 million for the same period in 2002.

Liquidity and Financial Condition

         Net cash outflow during the first quarter of 2003 was $51.5 million, before financing activities, and included the use of $44.5 million of cash for operations and the reinvestment of $7.0 million for capital programs.

         Cash invested in additional working capital totaled $75.7 million during the first quarter of 2003, primarily reflecting seasonal increases in accounts receivable of $58.0 million, including a $55.6 million increase in the receivable from the third party which purchases certain of our trade accounts receivable, and $31.8 million in inventories, partially offset by a $18.4 million increase in accounts payable and accrued liabilities. The net cash used for operating activities also included $9.6 million of net proceeds from the sale of accounts receivable to a third party in connection with our Accounts Receivable Securitization Agreement and a $4.3 million net increase in the payable to related parties/parent corporations.

         Net cash used in financing activities totaled $1.1 million during the first quarter of 2003, including $0.9 million in repayments of long-term debt and $0.2 million in financing fees and expenses.

                  BUILDING MATERIALS CORPORATION OF AMERICA

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         As a result of the foregoing factors, cash and cash equivalents decreased by $52.7 million during the first quarter of 2003 to $43.5 million.

         See Note 2 to Consolidated Financial Statements for information regarding contingencies.

         During the first quarter of 2003, the petroleum industry strike in Venezuela continued to impact the asphalt supply for the U.S. roofing industry. The tightness in supply of asphalt has resulted in significant asphalt cost increases. We believe that the seasonal increases in demand for paving asphalt may further impact asphalt supplies and pricing in the short-term. With the strength of our manufacturing operations which allows us to use many types of asphalt, we have been able to secure alternative sources of supply of asphalt and, as a result, believe the asphalt market conditions will not have a significant impact on our future sales, although no assurances can be provided in that regard.

         To offset these and other petroleum based cost increases, we announced and implemented multiple price increases during the first and second quarters of 2003. We will attempt to pass on future additional unexpected cost increases from our suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

New Accounting Pronouncements

         In November 2002, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which we refer to as FIN 45. FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as: a financial standby letter of credit; a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party; and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor's obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002; however, we have product warranties, which are only subject to the disclosure requirements under FIN 45. A subsidiary's guarantee of the debt of its parent is not subject to the initial recognition and measurement provisions of FIN 45 but are subject to its disclosure requirements. We have adopted the disclosure requirements of FIN 45 and applied the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002, and noted no material effect on our financial condition or results of operations.

                  BUILDING MATERIALS CORPORATION OF AMERICA

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which we refer to as SFAS No. 148, an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", which we refer to as SFAS No. 123. SFAS No. 148 provides alternative methods of transition for any entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", which we refer to as APB No. 28, to require disclosures about those effects in interim financial information beginning with our first quarter ended March 30, 2003. We currently account for our long-term incentive units granted to certain employees under the accounting prescribed by applying FASB Interpretation No. 128, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans", which we refer to as FIN 28, which requires an entity to measure compensation as the amount by which the Book Value of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. We expect to continue to account for our long-term incentive units under the accounting prescribed by FIN 28 and have adopted the additional disclosure provisions of SFAS No. 148. Compensation expense for such incentive units was $0.7 and $0.7 million for the periods ended March 31, 2002 and March 30, 2003, respectively. Our pro forma net income under SFAS No. 123 would have been the same as actual net income.

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

                  BUILDING MATERIALS CORPORATION OF AMERICA

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


only as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.


               Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management". There were no material changes in such information as of March 30, 2003 and there was no hedging activity in the quarter ended March 30, 2003.


                       Item 4. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer are responsible for the design, maintenance and effectiveness of disclosure controls and procedures (as defined in the Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934).

         The effectiveness of the disclosure controls and procedures have been evaluated by the Chief Executive Officer and Chief Financial Officer within 90 days of the filing date of this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are adequate and effective.

         There have been no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation in connection with the preparation of this Quarterly Report on Form 10-Q.

                  BUILDING MATERIALS CORPORATION OF AMERICA


                                   PART II

                              OTHER INFORMATION


Item 1. Legal Proceedings

         As of March 30, 2003, 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber are pending against Building Materials Corporation of America. See Note 2 to Consolidated Financial Statements above.



Item 6. Exhibits and Reports on Form 8-K


(a)      Exhibits

         10.1 Amendment No. 5 to the Amended and Restated Management Agreement, dated as of January 1, 2003, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. as assignee of ISP Chemco, Inc.

         99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) No Reports on Form 8-K were filed during the quarter ended March 30, 2003.

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



DATE:  May 12, 2003              BY: /s/John F. Rebele
       -----------------             ----------------------

                                     John F. Rebele
                                     Senior Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer)


DATE:  May 12, 2003              BY: /s/James T. Esposito
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



DATE:  May 12, 2003          BY: /s/John F. Rebele
       -----------------         ----------------------

                                 John F. Rebele
                                 Senior Vice President
                                 and Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

                                CERTIFICATION


I, William W. Collins, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Building Materials Corporation of America;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  May 12, 2003


      /s/   William W. Collins
     -----------------------------
     Name:    William W. Collins
     Title:   Chief Executive Officer and President

                                CERTIFICATION


I, John F. Rebele, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Building Materials Corporation of America;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  May 12, 2003



      /s/    John F. Rebele
     -------------------------------
     Name:    John F. Rebele
     Title:   Senior Vice President and
                  Chief Financial Officer