Form 10-Q
period 2003-09-28
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS INVESTMENT CORP
filed 2003-11-12
CIK 927314, 1078706, 1078820

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 28, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES / /   NO /X/

As of November 11, 2003, 1,015,010 shares of Class A Common Stock, $.001 par value, and 15,000 shares of Class B Common Stock, $.001 par value, of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of November 11, 2003, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. As of November 11, 2003, no shares of the registrant or the additional registrants were held by non-affiliates.

                             ADDITIONAL REGISTRANTS

                                  State or other                                                Address, including zip code and
                                  jurisdiction of                      Commission File No./     telephone number, including area
Exact name of registrant as       incorporation or     No. of Shares     I.R.S. Employer        code, of registrant's principal
specified in its charter            organization        Outstanding     Identification No.              executive offices
------------------------            ------------        -----------     ------------------              -----------------
Building Materials                    Delaware               10            333-69749-01/                  1361 Alps Road
  Manufacturing Corporation                                                  22-3626208                  Wayne, NJ 07470
                                                                                                          (973) 628-3000


Building Materials                    Delaware               10            333-69749-02/               300 Delaware Avenue
  Investment Corporation                                                     22-3626206                     Suite 303
                                                                                                       Wilmington, DE 19801
                                                                                                          (302) 427-5960


                         Part I - FINANCIAL INFORMATION
                          Item 1 - FINANCIAL STATEMENTS


                    BUILDING MATERIALS CORPORATION OF AMERICA

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                         Third Quarter Ended      Nine Months Ended
                                        --------------------   -----------------------
                                         Sept.29,   Sept. 28,   Sept. 29,    Sept. 28,
                                           2002       2003        2002         2003
                                        ---------  ---------   ----------- -----------
                                                         (Thousands)
Net sales.............................. $ 357,100  $ 459,887   $ 1,045,751 $ 1,209,142
                                        ---------  ---------   ----------- -----------
Costs and expenses, net:
  Cost of products sold................   242,400    318,900       723,637     849,630
  Selling, general and administrative..    74,607     91,315       218,064     246,855
  Gain on sale of assets...............         -          -             -      (5,739)
                                        ---------  ---------   ----------- -----------
    Total costs and expenses, net......   317,007    410,215       941,701   1,090,746
                                        ---------  ---------   ----------- -----------
Operating income.......................    40,093     49,672       104,050     118,396
Interest expense.......................   (13,787)   (14,730)      (41,536)    (42,029)
Other expense, net.....................    (1,753)    (1,248)       (6,147)     (5,525)
                                        ---------  ---------   ----------- -----------
Income before income taxes.............    24,553     33,694        56,367      70,842
Income tax provision...................    (8,839)   (12,130)      (20,293)    (25,503)
                                        ---------  ---------   ----------- -----------
Net income............................. $  15,714  $  21,564   $    36,074 $    45,339
                                        =========  =========   =========== ===========






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                              December 31,             Sept. 28,
ASSETS                                                                            2002                    2003
Current Assets:                                                                ---------               ---------
  Cash and cash equivalents.............................................       $  96,173               $  22,257
  Accounts receivable, trade, less allowance
        of $1,484 and $1,758 in 2002 and 2003, respectively.............          21,901                 297,068
  Accounts receivable, other............................................          41,924                   5,893
  Inventories...........................................................         119,482                 140,819
  Other current assets..................................................           3,543                   4,612
                                                                               ---------               ---------
    Total Current Assets................................................         283,023                 470,649
Property, plant and equipment, net......................................         346,116                 336,250
Goodwill, net of accumulated amortization
  of $16,370 in 2002 and 2003, respectively.............................          63,294                  63,294
Deferred income tax benefits............................................          15,330                       -
Tax receivable from parent corporations.................................          10,250                  10,250
Other noncurrent assets.................................................          25,386                  30,404
                                                                               ---------               ---------
Total Assets............................................................       $ 743,399               $ 910,847
                                                                               =========               =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt..................................       $  45,326               $   2,283
  Accounts payable......................................................          73,220                  88,228
  Payable to related parties............................................          12,621                  12,681
  Loan payable to related party.........................................               -                  37,840
  Accrued liabilities...................................................          50,917                  67,269
  Reserve for product warranty claims...................................          14,900                  14,900
                                                                               ---------               ---------
  Total Current Liabilities.............................................         196,984                 223,201
                                                                               ---------               ---------
Long-term debt less current maturities..................................         545,802                 670,150
                                                                               ---------               ---------
Reserve for product warranty claims.....................................          18,387                  17,136
                                                                               ---------               ---------
Deferred income tax liabilities.........................................               -                   9,627
                                                                               ---------               ---------
Other liabilities.......................................................          13,347                  14,444
                                                                               ---------               ---------
Stockholders' Equity (Deficit):
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;                                         -                       -
    400,000 shares authorized; no shares issued.........................
  Class A Common Stock, $.001 par value per share, 1,300,000
    shares authorized; 1,015,010 shares issued and outstanding..........               1                       1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 15,000 shares
    issued and outstanding..............................................               -                       -
  Loans receivable from parent corporation..............................          (2,648)                (40,563)
  Retained earnings (accumulated deficit)...............................         (28,474)                 16,851
                                                                               ---------               ---------
    Total Stockholders' Equity (Deficit)................................         (31,121)                (23,711)
                                                                               ---------               ---------
Total Liabilities and Stockholders'
   Equity (Deficit).....................................................       $ 743,399               $ 910,847
                                                                               =========               =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                           Nine Months Ended
                                                          -------------------
                                                          Sept. 29,  Sept. 28,
                                                            2002       2003
                                                          --------   --------
                                                              (Thousands)

Cash and cash equivalents, beginning of period........... $ 46,387   $ 96,173
                                                          --------   --------

Cash provided by (used in) operating activities:
  Net income ............................................   36,074     45,339
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
      Gain on sale of assets.............................        -     (5,739)
      Depreciation ......................................   28,755     29,180
      Amortization.......................................    1,542      1,534
      Deferred income taxes..............................   19,504     24,957
      Noncash interest charges...........................    3,726      4,006
  Increase in working capital items......................  (73,242)  (124,792)
  Decrease in reserve for product warranty claims........   (3,132)    (1,251)
  Proceeds (repayments) from sale/repurchase
   of accounts receivable................................   15,274   (105,388)
  Change in net receivable from/payable to related
    parties/parent corporations..........................    4,204         60
  Other, net.............................................      (95)       667
                                                          --------   --------
Net cash provided by (used in) operating activities......   32,610   (131,427)
                                                          --------   --------

Cash provided by (used in) investing activities:
  Capital expenditures...................................  (15,829)   (23,307)
  Proceeds from sale of assets...........................        -      9,315
                                                          --------   --------
Net cash used in investing activities....................  (15,829)   (13,992)
                                                          --------   --------
Cash provided by (used in) financing activities:
  Proceeds from loan payable to parent corporation.......        -     38,351
  Proceeds from issuance of long-term debt...............        -    327,407
  Repayments of long-term debt...........................   (4,317)  (246,699)
  Distributions to parent corporations...................   (1,945)       (15)
  Loans to parent corporation............................      (85)   (38,426)
  Financing fees and expenses............................     (222)    (9,115)
                                                          --------   --------
Net cash provided by (used in) financing activities......   (6,569)    71,503
                                                          --------   --------
Net change in cash and cash equivalents..................   10,212    (73,916)
                                                          --------   --------
Cash and cash equivalents, end of period................. $ 56,599   $ 22,257
                                                          ========   ========
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)................. $ 38,007   $ 39,511
    Income taxes.........................................    1,525        451



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at September 28, 2003, and the results of operations and cash flows for the periods ended September 29, 2002 and September 28, 2003. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K").


Note 1.    Inventories

     Inventories consist of the following:
                                                  December 31,     Sept. 28,
                                                      2002           2003
                                                    --------       --------
                                                           (Thousands)

           Finished goods ....................      $ 80,911       $ 90,356
           Work-in-process ...................        11,850         11,798
           Raw materials and supplies ........        30,068         42,438
                                                    --------       --------
           Total .............................       122,829        144,592
           Less LIFO reserve .................        (3,347)        (3,773)
                                                    --------       --------
           Inventories .......................      $119,482       $140,819
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

           Claimants in the G-I Holdings bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may seek to file Asbestos Claims against the Company (with approximately 1,900 alleged Asbestos Claims having been filed against the Company as of September 28, 2003). The Company believes that it will not sustain any liability in connection with these or any other asbestos-related claims. On February 2, 2001, the United States Bankruptcy Court for the

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 2.   Contingencies (Continued)

District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion, on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claim against the Company. On February 7, 2001, G-I Holdings and BMCA filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). On May 13, 2003, the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will be heard by the District Court directly. The BMCA Action is in the pretrial discovery stage, and as a result, it is not possible to predict its outcome, although the Company believes its claims are meritorious. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

           On or about February 8, 2001, a creditors' committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of BMCA with G-I Holdings or an order directing G-I Holdings to cause BMCA to file for bankruptcy protection. BMCA and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the bankruptcy court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the bankruptcy court denied the motion. The creditors' committee appealed such ruling to the United States District Court which denied such appeal on June 27, 2003. On July 25, 2003, the creditors' committee filed an appeal of the District Court's ruling to the Third Circuit Court of Appeals, which matter remains pending.

           For a further discussion with respect to the history of the foregoing litigation and asbestos-related matters, see Notes 5, 12 and 17 to Consolidated Financial Statements contained in the Company's 2002 Form 10-K.

Environmental Litigation

           The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 2.   Contingencies (Continued)

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

           The reserve for product warranty claims consists of the following for the third quarter and nine months ended September 29, 2002 and September 28, 2003, respectively:

                                             Third Quarter Ended                      Nine Months Ended
                                             --------------------                     -----------------
                                          Sept. 29,        Sept. 28,             Sept. 29,          Sept. 28,
                                            2002             2003                  2002               2003
                                          --------         ---------             --------           ---------
                                                                     (Thousands)
Beginning balance...................      $ 35,765         $ 32,266              $ 37,641           $ 33,287
Charged to cost of products sold....         4,848            5,968                15,347             15,519
Deductions..........................        (6,433)          (6,198)              (18,808)           (16,770)
Other...............................           329                -                   329                  -
                                          --------         --------              --------           --------
Ending balance......................      $ 34,509         $ 32,036              $ 34,509           $ 32,036
                                          ========         ========              ========           ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 3.    New Accounting Pronouncements (Continued)

           In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for any entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends Accounting Principles Board Opinion No. 28 "Interim Financial Reporting" ("APB No. 28"), to require disclosures about those effects in interim financial information beginning with the Company's first quarter ended March 30, 2003. The Company currently accounts for its long-term incentive units granted to certain employees under the accounting prescribed by applying FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans" ("FIN 28"), which requires an entity to measure compensation as the amount by which the Book Value (as defined in the Plan) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. The Company expects to continue to account for its long-term incentive units under the accounting prescribed by FIN 28 and has adopted the additional disclosure provisions of SFAS No. 148. Compensation expense for such incentive units was $0.4 and $0.7 million for the third quarter ended September 29, 2002 and September 28, 2003, respectively, and $1.8 and $2.2 million for the nine months ended September 29, 2002 and September 28, 2003, respectively. The Company's pro forma net income under SFAS No. 123 would have been the same as actual net income.

Note 4.    Termination of Accounts Receivable Securitization Agreement

           In July 2003, the Company terminated its Accounts Receivable Securitization Agreement ("the Securitization Agreement"), at which time it repurchased its undivided interest in receivables previously sold to a special purpose subsidiary, BMCA Receivables Corporation, without recourse, which in turn sold them to a third party, without recourse. In connection with the termination of the Securitization Agreement in July 2003, the Company repaid $115.0 million of amounts outstanding under such agreement and increased accounts receivable and long-term debt by $115.0 million. In addition, the Company liquidated BMCA Receivables Corporation effective August 2003.

Note 5.    Long-Term Debt

           In July 2003, the Company entered into a new $350.0 million Senior Secured Credit facility (the "New Credit Facility"). The initial borrowings under the New Credit Facility were primarily used to repay amounts outstanding under the Company's existing $210.0 million Secured Revolving Credit Facility due August 2003, to repay the $115.0 million outstanding under the Accounts

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 5.   Long-Term Debt (Continued)

Receivable Securitization Agreement due December 2004 and to repay the $7.0 million Precious Metal Note due August 2003. The New Credit Facility has a final maturity date of November 15, 2006, subject to certain conditions, is secured by a first priority lien on substantially all of the Company's assets and the assets of its subsidiaries and is guaranteed by all of its current and future subsidiaries. Availability under the New Credit Facility is based upon eligible Accounts Receivable, Inventory, and Property, Plant and Equipment (collectively the "Collateral"), as defined in the New Credit Facility, and includes a sub-limit for letters of credit of $100.0 million. The New Credit Facility bears interest at a floating rate based on the lenders' Base Rate, the federal funds rate or the Eurodollar rate, each as defined in the New Credit Facility. The New Credit Facility requires mandatory repayments of excess cash, as defined, on the tenth day of each month. The Company is also required to pay unused commitment fees associated with the New Credit Facility. Borrowings outstanding under the New Credit Facility which are included in long-term debt amounted to $124.0 million at September 28, 2003.

           Under the terms of the New Credit Facility and the indentures governing the Company's 7 3/4% Senior Notes due 2005, the 8 5/8% Senior Notes due 2006, the 8% Senior Notes due 2007, and the 8% Senior Notes due 2008 (collectively the "Senior Notes"), the Company is subject to certain financial covenants. These financial covenants include, among others, interest coverage, minimum EBITDA (earnings before income taxes and extraordinary items increased by interest expense, depreciation, goodwill and other amortization), as defined, limitations on the amount of annual capital expenditures and indebtedness, restrictions on restricted payments, including dividends and distributions to the Company's parent corporations and on incurring liens, and restrictions on investments and other payments. In addition, if a change of control as defined in the New Credit Facility occurs, the New Credit Facility could be terminated and the loans under the New Credit Facility accelerated by the holders of that indebtedness. If that event occurred, it would cause the Company's outstanding Senior Notes to be accelerated. As of September 28, 2003, the Company was in compliance with all covenants under the New Credit Facility and the indentures governing the Senior Notes.

           The Senior Notes are secured by a second-priority lien on the assets securing the New Credit Facility for so long as the first-priority lien remains in effect, subject to certain limited exceptions and have been guaranteed by the subsidiaries that guaranteed the New Credit Facility. In connection with entering into the New Credit Facility, the Company entered into an Amended and Restated Security Agreement, which grants a security interest in the Collateral in favor of the collateral agent on behalf of the lenders under the New Credit Facility and the holders of the Company's outstanding Senior Notes. The Company also entered into an Amended and Restated Collateral Agent Agreement, which provides, among other things, the Company maintain a lockbox and depository control agreement for the benefit of the secured parties and the sharing of proceeds with respect to any foreclosure or other remedy in respect of the Collateral.

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 5.    Long-Term Debt (Continued)

           In July 2003, the Company exercised an Early Buyout Option on certain machinery and equipment located at its Chester, South Carolina glass mat manufacturing facility for $19.7 million. In addition, in July 2003, the Company entered into a new $19.7 million Secured Loan (the "Chester Loan"), with the proceeds being used to repay the $19.7 million obligation associated with the Early Buyout Option discussed above. The Chester Loan is secured by a sole security interest in the machinery and equipment, matures in July 2010, requires monthly payments of principal and interest commencing in August 2003 and bears a fixed annual interest rate of 7.41%.

           The Company makes loans to, and borrows from, our parent corporations from time to time at prevailing market rates. On July 1, 2003 the Company loaned BMCA Holdings Corporation $37.8 million and on July 9, 2003, BMCA Holdings Corporation loaned the Company $37.8 million. As of September 28, 2003, BMCA Holdings Corporation owed the Company $38.3 million, including interest of $0.5 million and the Company owed BMCA Holdings Corporation $38.3 million, including interest of $0.5 million.

           In September 2003, the Company used proceeds from the New Credit Facility to repay its outstanding 10 1/2% Senior Notes at maturity, aggregating $35.0 million plus accrued interest.

Note 6.    Guarantor Financial Information

           All of the Company's subsidiaries are guarantors under the Company's $350.0 million Senior Secured Credit Facility and the Senior Notes. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 8% Senior Notes due 2007.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 6.    Guarantor Financial Information - (Continued)

                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                     Third Quarter Ended September 29, 2002
                                   (Thousands)
                                   (Unaudited)

                                                             Parent          Guarantor
                                                            Company         Subsidiaries        Eliminations        Consolidated
                                                            --------        ------------        ------------        ------------
Net sales............................................       $ 326,837         $  30,263           $       -           $ 357,100
Intercompany net sales...............................          15,347           233,793            (249,140)                  -
                                                            ---------         ---------           ---------           ---------
  Total net sales....................................         342,184           264,056            (249,140)            357,100
                                                            ---------         ---------           ---------           ---------
Costs and expenses, net:
  Cost of products sold..............................         255,201           236,339            (249,140)            242,400
  Selling, general and administrative................          56,288            18,319                                  74,607
  Transition service agreement (income) expense......              25               (25)                                      -
                                                            ---------         ---------           ---------           ---------
  Total costs and expenses, net......................         311,514           254,633            (249,140)            317,007
                                                            ---------         ---------           ---------           ---------
Operating income.....................................          30,670             9,423                   -              40,093


Equity in earnings of subsidiaries...................           9,787                 -              (9,787)                  -
Intercompany licensing income (expense), net.........          (9,805)            9,805                                       -
Interest expense.....................................          (9,744)           (4,043)                                (13,787)
Other income (expense), net..........................          (1,860)              107                                  (1,753)
                                                            ---------         ---------           ---------           ---------
Income before income taxes...........................          19,048            15,292              (9,787)             24,553
Income tax provision.................................          (3,334)           (5,505)                                 (8,839)
                                                            ---------         ---------           ---------           ---------
Net income...........................................       $  15,714         $   9,787           $  (9,787)          $  15,714
                                                            =========         =========           =========           =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 6.    Guarantor Financial Information - (Continued)

                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                     Third Quarter Ended September 28, 2003
                                   (Thousands)
                                   (Unaudited)

                                                            Parent          Guarantor
                                                            Company        Subsidiaries        Eliminations        Consolidated
                                                            -------        ------------        ------------        ------------
Net sales...............................................   $ 430,085         $  29,802           $       -           $ 459,887
Intercompany net sales..................................      22,197           306,580            (328,777)                  -
                                                           ---------         ---------           ---------           ---------
  Total net sales.......................................     452,282           336,382            (328,777)            459,887
                                                           ---------         ---------           ---------           ---------

Costs and expenses, net:
  Cost of products sold.................................     348,161           299,516            (328,777)            318,900
  Selling, general and administrative...................      72,365            18,950                                  91,315
  Transition service agreement (income) expense.........          25               (25)                                      -
                                                           ---------         ---------           ---------           ---------
  Total costs and expenses, net.........................     420,551           318,441            (328,777)            410,215
                                                           ---------         ---------           ---------           ---------
Operating income........................................      31,731            17,941                   -              49,672


Equity in earnings of subsidiaries......................      21,122                 -             (21,122)                  -
Intercompany licensing income (expense), net............     (18,092)           18,092                                       -
Interest expense........................................     (11,661)           (3,069)                                (14,730)
Other income (expense), net.............................      (1,287)               39                                  (1,248)
                                                           ---------         ---------           ---------           ---------
Income before income taxes..............................      21,813            33,003             (21,122)             33,694
Income tax provision....................................        (249)          (11,881)                                (12,130)
                                                           ---------         ---------           ---------           ---------
Net income..............................................   $  21,564         $  21,122           $ (21,122)          $  21,564
                                                           =========         =========           =========           =========


                   BUILDING MATERIALS CORPORATION OF AMERICA

Note 6.    Guarantor Financial Information - (Continued)

                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                      Nine Months Ended September 29, 2002
                                   (Thousands)
                                   (Unaudited)

                                                              Parent           Guarantor
                                                              Company         Subsidiaries       Eliminations        Consolidated
                                                              -------         ------------       ------------        ------------
Net sales..............................................      $ 956,768         $  88,983           $       -          $1,045,751
Intercompany net sales.................................         48,654           677,695            (726,349)                  -
                                                             ---------         ---------           ---------           ---------
  Total net sales......................................      1,005,422           766,678            (726,349)          1,045,751
                                                             ---------         ---------           ---------           ---------
Costs and expenses, net:
  Cost of products sold................................        765,430           684,556            (726,349)            723,637
  Selling, general and administrative..................        163,759            54,305                                 218,064
  Transition service agreement (income) expense........             75               (75)                                      -
                                                             ---------         ---------           ---------           ---------
  Total costs and expenses, net........................        929,264           738,786            (726,349)            941,701
                                                             ---------         ---------           ---------           ---------
Operating income.......................................         76,158            27,892                   -             104,050

Equity in earnings of subsidiaries.....................         28,624                 -             (28,624)                  -
Intercompany licensing income (expense), net...........        (28,703)           28,703                                       -
Interest expense.......................................        (29,263)          (12,273)                                (41,536)
Other income (expense), net............................         (6,551)              404                                  (6,147)
                                                             ---------         ---------           ---------           ---------
Income before income taxes.............................         40,265            44,726             (28,624)             56,367
Income tax provision...................................         (4,191)          (16,102)                                (20,293)
                                                             ---------         ---------           ---------           ---------
Net income.............................................      $  36,074         $  28,624           $ (28,624)          $  36,074
                                                             =========         =========           =========           =========


                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 6.    Guarantor Financial Information - (Continued)

                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                      Nine Months Ended September 28, 2003
                                   (Thousands)
                                   (Unaudited)

                                                               Parent          Guarantor
                                                               Company        Subsidiaries        Eliminations         Consolidated
                                                               -------        ------------        ------------         ------------
Net sales.............................................       $1,122,975         $  86,167           $       -           $1,209,142
Intercompany net sales................................           62,140           818,487            (880,627)                   -
                                                              ---------         ---------           ---------            ---------
  Total net sales.....................................        1,185,115           904,654            (880,627)           1,209,142
                                                              ---------         ---------           ---------            ---------
Costs and expenses, net:
  Cost of products sold...............................          929,183           801,074            (880,627)             849,630
  Selling, general and administrative.................          192,167            54,688                                  246,855
  Gain on sale of assets..............................                -            (5,739)                                  (5,739)
  Transition service agreement (income) expense.......               75               (75)                                       -
                                                              ---------         ---------           ---------            ---------
  Total costs and expenses, net.......................        1,121,425           849,948            (880,627)           1,090,746
                                                              ---------         ---------           ---------            ---------
Operating income......................................           63,690            54,706                   -              118,396

Equity in earnings of subsidiaries....................           59,089                 -             (59,089)                   -
Intercompany licensing income (expense), net..........          (47,405)           47,405                                        -
Interest expense......................................          (31,994)          (10,035)                                 (42,029)
Other income (expense), net...........................           (5,775)              250                                   (5,525)
                                                              ---------         ---------           ---------            ---------
Income before income taxes............................           37,605            92,326             (59,089)              70,842
Income tax (provision) benefit........................            7,734           (33,237)                                 (25,503)
                                                              ---------         ---------           ---------            ---------
Net income............................................        $  45,339         $  59,089           $ (59,089)           $  45,339
                                                              =========         =========           =========            =========


                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 6.    Guarantor Financial Information - (Continued)


                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                                December 31, 2002
                                   (Thousands)
                                   (Unaudited)

                                                                                        Non-
                                                  Parent          Guarantor          Guarantor            Elim-
                                                  Company        Subsidiaries        Subsidiary         inations       Consolidated
                                                  -------        ------------        ----------         --------       ------------
ASSETS
Current Assets:
  Cash and cash equivalents..............         $    60          $ 96,113           $     -           $      -         $ 96,173
  Accounts receivable, trade, net........           8,216            13,685                 -                              21,901
  Accounts receivable, other.............           6,294               845            34,785                              41,924
  Inventories............................          78,066            41,416                 -                             119,482
  Other current assets...................           1,575             1,968                 -                               3,543
                                                  -------          --------           -------           --------         --------
    Total Current Assets.................          94,211           154,027            34,785                             283,023

Investment in subsidiaries...............         437,856                 -                 -           (437,856)               -
Intercompany loans including accrued
  interest...............................          59,903           (59,903)                -                                   -
Due from (to) subsidiaries, net..........        (195,599)          192,889             2,710                                   -
Property, plant and equipment, net.......          36,075           310,041                 -                             346,116
Goodwill, net............................          40,080            23,214                 -                              63,294
Deferred income tax benefits.............          15,330                 -                 -                              15,330
Tax receivable from parent corporations..          10,250                 -                 -                              10,250
Other noncurrent assets..................           6,486            18,900                 -                              25,386
                                                 --------          --------           -------           --------         --------
Total Assets.............................        $504,592          $639,168           $37,495          $(437,856)        $743,399
                                                 ========          ========           =======           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt...        $ 34,820          $ 10,506           $     -          $       -         $ 45,326
  Accounts payable.......................          29,249            43,971                 -                              73,220
  Payable to related parties, net........           2,788             9,833                 -                              12,621
  Accrued liabilities....................          18,802            32,115                 -                              50,917
  Reserve for product warranty claims....          14,900                 -                 -                              14,900
                                                 --------          --------           -------          ---------         --------
    Total Current Liabilities............         100,559            96,425                 -                             196,984

Long-term debt less current maturities...         404,071           141,731                 -                             545,802
Reserve for product warranty claims......          17,935               452                 -                              18,387
Other liabilities........................          13,148               199                 -                              13,347
                                                 --------          --------           -------          ---------         --------
Total Liabilities........................         535,713           238,807                 -                             774,520

Total Stockholders' Equity (Deficit).....         (31,121)          400,361            37,495           (437,856)         (31,121)
                                                 --------          --------           -------          ---------         --------
Total Liabilities and Stockholders'
     Equity (Deficit) ...................        $504,592          $639,168           $37,495          $(437,856)        $743,399
                                                 ========          ========           =======          =========         ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 6.    Guarantor Financial Information - (Continued)


                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                               September 28, 2003
                                   (Thousands)
                                   (Unaudited)

                                                         Parent           Guarantor
                                                         Company        Subsidiaries       Eliminations        Consolidated
                                                         -------        ------------       ------------        ------------
ASSETS
Current Assets:
  Cash and cash equivalents..............                $    13          $ 22,244          $       -             $ 22,257
  Accounts receivable, trade, net........                279,324            17,744                                 297,068
  Accounts receivable, other.............                  5,209               684                                   5,893
  Inventories............................                 89,456            51,363                                 140,819
  Other current assets...................                  2,348             2,264                                   4,612
                                                         -------          --------          ---------             --------
    Total Current Assets.................                376,350            94,299                                 470,649

Investment in subsidiaries...............                459,450                 -           (459,450)                   -
Intercompany loans including accrued
  interest...............................                 43,013           (43,013)                                      -
Due from (to) subsidiaries, net..........               (314,866)          314,866                                       -
Property, plant and equipment, net.......                 38,547           297,703                                 336,250
Goodwill, net............................                 40,080            23,214                                  63,294
Tax receivable from parent corporations..                 10,250                 -                                  10,250
Other noncurrent assets..................                 13,332            17,072                                  30,404
                                                        --------          --------          ---------             --------
Total Assets.............................               $666,156          $704,141          $(459,450)            $910,847
                                                        ========          ========          =========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt...               $      -          $  2,283          $       -             $  2,283
  Accounts payable.......................                 36,721            51,507                                  88,228
  Payable to related parties, net........                  2,514            10,167                                  12,681
  Loan payable to related party..........                 37,840                 -                                  37,840
  Accrued liabilities....................                 29,186            38,083                                  67,269
  Reserve for product warranty claims....                 14,900                 -                                  14,900
                                                        --------          --------          ---------             --------
    Total Current Liabilities............                121,161           102,040                                 223,201

Long-term debt less current maturities...                528,240           141,910                                 670,150
Reserve for product warranty claims......                 16,589               547                                  17,136
Deferred income tax liabilities..........                  9,627                 -                                   9,627
Other liabilities........................                 14,250               194                                  14,444
                                                        --------          --------          ---------             --------
Total Liabilities........................                689,867           244,691                                 934,558

Total Stockholders' Equity (Deficit).....                (23,711)          459,450           (459,450)             (23,711)
                                                        --------          --------          ---------             --------
Total Liabilities and Stockholders'
     Equity (Deficit) ...................               $666,156          $704,141          $(459,450)            $910,847
                                                        ========          ========          =========             ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 6.    Guarantor Financial Information - (Continued)


                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                      Nine Months Ended September 29, 2002
                                   (Thousands)
                                   (Unaudited)

                                                                                  Non-
                                                        Parent    Guarantor     Guarantor
                                                       Company   Subsidiaries  Subsidiary   Consolidated
                                                      ---------  ------------  ----------   ------------
Cash and cash equivalents, beginning of period....... $     133   $  46,254     $       -     $ 46,387
                                                      ---------   ---------     ---------     --------
Cash provided by (used in) operating activities:
  Net income.........................................     7,450      28,624                     36,074
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
      Depreciation...................................     1,860      26,895                     28,755
      Amortization...................................         -       1,542                      1,542
      Deferred income taxes..........................    19,504           -                     19,504
      Noncash interest charges.......................     2,715       1,011                      3,726
  (Increase) decrease in working capital items.......   (20,314)      2,039       (54,967)     (73,242)
  Increase (decrease) in reserve for
   product warranty claims...........................    (3,373)        241                     (3,132)
  Proceeds from sale of accounts receivable..........    15,274           -                     15,274
  Change in net receivable from/payable to
   related parties/parent corporations...............   (20,734)    (30,029)       54,967        4,204
  Other, net.........................................       577        (672)                       (95)
                                                      ---------   ---------     ---------     --------
Net cash provided by operating activities............     2,959      29,651             -       32,610
                                                      ---------   ---------     ---------     --------

Cash provided by (used in) investing activities:
  Capital expenditures...............................      (832)    (14,997)                   (15,829)
                                                      ---------   ---------     ---------     --------
Net cash used in investing activities................      (832)    (14,997)            -      (15,829)
                                                      ---------   ---------     ---------     --------

Cash provided by (used in) financing activities:
  Repayments of long-term debt.......................         -      (4,317)                    (4,317)
  Distributions to parent corporations...............    (1,945)          -                     (1,945)
  Loans to parent corporation........................       (85)          -                        (85)
  Financing fees and expenses........................      (222)          -                       (222)
                    .                                 ---------   ---------     ---------     --------
Net cash used in financing activities................    (2,252)     (4,317)            -       (6,569)
                                                      ---------   ---------     ---------     --------
Net change in cash and cash equivalents..............      (125)     10,337             -       10,212
                                                      ---------   ---------     ---------     --------
Cash and cash equivalents, end of period............. $       8   $  56,591     $       -     $ 56,599
                                                      =========   =========     =========     ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 6.    Guarantor Financial Information - (Continued)


                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                      Nine Months Ended September 28, 2003
                                   (Thousands)
                                   (Unaudited)

                                                                                  Non-
                                                      Parent      Guarantor     Guarantor
                                                      Company    Subsidiaries  Subsidiary  Consolidated
                                                      -------    ------------  ----------  ------------
Cash and cash equivalents, beginning of period....... $     60    $  96,113    $       -     $ 96,173
                                                      --------    ---------    ---------     --------
Cash provided by (used in) operating activities:
  Net income (loss)..................................  (13,750)      59,089                    45,339
  Adjustments to reconcile net income(loss)to net
   cash provided by (used in) operating activities:
      Gain on sale of assets.........................        -       (5,739)                   (5,739)
      Depreciation...................................    2,003       27,177                    29,180
      Amortization...................................        -        1,534                     1,534
      Deferred income taxes..........................   24,957            -                    24,957
      Noncash interest charges.......................    2,939        1,067                     4,006
  (Increase) decrease in working capital items....... (158,941)        (636)      34,785     (124,792)
  Increase (decrease) in reserve for product
   warranty claims...................................   (1,346)          95                    (1,251)
  Repayments from repurchase of accounts receivable.. (105,388)           -                  (105,388)
  Change in net receivable from/payable to
   related parties/parent corporations...............  173,378     (138,533)     (34,785)          60
  Other, net.........................................      540          127                       667
                                                      --------     --------    ---------     --------
Net cash used in operating activities................  (75,608)     (55,819)           -     (131,427)
                                                      --------     --------    ---------     --------
Cash provided by (used in) investing activities:
  Capital expenditures...............................   (4,438)     (18,869)                  (23,307)
  Proceeds from sale of assets.......................        -        9,315                     9,315
                                                      --------     --------    ---------     --------
Net cash used in investing activities................   (4,438)      (9,554)           -      (13,992)
                                                      --------     --------    ---------     --------

Cash provided by (used in) financing activities:
  Proceeds from loan payable to parent corporation...   38,351            -                    38,351
  Proceeds from issuance of long-term debt...........  307,676       19,731                   327,407
  Repayments of long-term debt....................... (218,677)     (28,022)                 (246,699)
  Distributions to parent corporations...............      (15)           -                       (15)
  Loans to parent corporation........................  (38,426)           -                   (38,426)
  Financing fees and expenses........................   (8,910)        (205)                   (9,115)
                                                      --------    ---------    ---------    ---------
Net cash provided by (used in) financing activities..   79,999       (8,496)           -       71,503
                                                      --------    ---------    ---------    ---------
Net decrease in cash and cash equivalents............      (47)     (73,869)           -      (73,916)
                                                      --------    ---------    ---------    ---------
Cash and cash equivalents, end of period............. $     13    $  22,244    $       -    $  22,257
                                                      ========    =========    =========    =========


                    BUILDING MATERIALS CORPORATION OF AMERICA

             Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations -  Third Quarter 2003 Compared With
                         Third Quarter 2002

           We recorded net income in the third quarter of 2003 of $21.6 million compared with net income of $15.7 million in the third quarter of 2002, representing an increase of $5.9 million or 37.6%. The increase in net income for the third quarter of 2003 was primarily attributable to higher operating income.

           Net sales for the third quarter of 2003 were $459.9 million, representing an increase of $102.8 million or 28.8% over third quarter of 2002 net sales of $357.1 million. Higher net sales were primarily due to higher unit volumes and higher average selling prices of both residential and commercial roofing products.

           Operating income in the third quarter of 2003 was $49.7 million compared with $40.1 million in the third quarter of 2002, representing an increase of $9.6 million or 23.9%. Operating results were positively affected by higher net sales partially offset by higher raw material costs, principally asphalt, due to higher crude oil prices, together with an increase in selling, general and administrative expenses due to higher volume related distribution and selling costs. Selling, general and administrative expenses as a percentage of net sales in the third quarter of 2003, declined to 19.9% compared with 20.9% in the third quarter of 2002.

           Interest expense for the third quarter of 2003 increased to $14.7 million from $13.8 million for the same period in 2002, primarily due to higher average borrowings partially offset by a lower average interest rate. Other expense, net was $1.3 million for the third quarter of 2003 compared with $1.8 million for the same period in 2002.

Results of Operations - Nine Months 2003 Compared With
                        Nine Months 2002

           We recorded net income of $45.3 million for the first nine months of 2003 compared with net income of $36.1 million for the first nine months of 2002, representing an increase of $9.2 million or 25.5%. The increase in net income for the first nine months of 2003 was attributable to a $3.7 million after-tax gain on sale of property together with higher operating income.

           Net sales for the first nine months of 2003 were $1,209.1 million, representing an increase of $163.3 million or 15.6% over the first nine months of 2002 net sales of $1,045.8 million. Higher net sales were primarily due to higher unit volumes and higher average selling prices of both residential and commercial roofing products.

           Operating income for the first nine months of 2003 was $118.4 million compared with $104.1 million for the first nine months of 2002, representing an increase of $14.3 million or 13.7%. The increase in operating results for the

                    BUILDING MATERIALS CORPORATION OF AMERICA

             Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

first nine months of 2003 was primarily attributable to higher net sales together with the $5.7 million pre-tax gain on sale of property, partially offset by higher raw material costs, principally asphalt, and higher selling, general and administrative expenses due to higher volume related distribution and selling costs. Selling, general and administrative expenses as a percentage of net sales for the first nine months of 2003, declined to 20.4% compared with 20.9% for the first nine months of 2002.

           Interest expense for the first nine months of 2003 increased to $42.0 million from $41.5 million for the same period in 2002, primarily due to higher average borrowings partially offset by a lower average interest rate. Other expense, net was $5.6 million for the first nine months of 2003 compared with $6.2 million for the same period in 2002.

Liquidity and Financial Condition

           Net cash outflow during the first nine months of 2003 was $145.4 million, before financing activities, and included the use of $131.4 million of cash for operations and the reinvestment of $23.3 million for capital programs, which was offset in part by $9.3 million of proceeds from the sale of assets.

           Cash invested in additional working capital totaled $124.8 million during the first nine months of 2003, primarily reflecting an increase in trade accounts receivable of $275.2 million, which included $169.8 million due to the seasonality of our business and $105.4 million due to net repayments from the repurchase of accounts receivable from the termination of our Accounts Receivable Securitization Agreement (see below), and an increase of $21.3 million in inventories. Working capital also reflects a decrease in accounts receivable, other of $36.0 million, of which $34.8 million represents the receivable from the third party, which previously purchased certain of our trade accounts receivable, and a $31.4 million increase in accounts payable and accrued liabilities.

           Net cash provided by financing activities totaled $71.5 million during the first nine months of 2003, reflecting $38.4 million in proceeds from a loan payable to parent corporation, $327.4 million of proceeds from the issuance of long-term debt, of which $307.7 million relates to borrowings under the new $350.0 million Senior Secured Credit Facility (see below), together with $19.7 million of proceeds related to the Chester, South Carolina facility Secured Loan (see below). Financing activities also included $246.8 million in repayments of long-term debt, of which $183.7 million related to the new $350.0 million Senior Secured Credit Facility, $35.0 million related to the repayment of our 10 1/2% Senior Notes, $19.7 million related to the repayment of the Chester, South Carolina lease obligation and the repayment of our $7.0 million Precious Metal Note. In addition, financing activities included $38.4 million of distributions and loans to our parent corporations and $9.1 million in financing fees and expenses.

                    BUILDING MATERIALS CORPORATION OF AMERICA

             Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

           In May 2003, we sold property in Ontario, California for net cash proceeds of approximately $9.3 million, which resulted in a pre-tax gain of approximately $5.7 million.

           In July 2003, we entered into a new $350.0 million Senior Secured Credit Facility, which we refer to as the New Credit Facility. The initial borrowings under the New Credit Facility were primarily used to repay amounts outstanding under our existing $210.0 million Secured Revolving Credit Facility due August 2003, to repay our $115.0 million Accounts Receivable Securitization Agreement due December 2004 and to repay our $7.0 million Precious Metal Note due August 2003. The New Credit Facility has a final maturity date of November 15, 2006, subject to certain conditions, is secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and is guaranteed by all of our current and future subsidiaries. Availability under the New Credit Facility is based upon eligible Accounts Receivable, Inventory, and Property, Plant and Equipment (collectively the "Collateral"), as defined, in the New Credit Facility and includes a sub-limit for letters of credit of $100.0 million. The New Credit Facility bears interest at a floating rate based on the lenders' Base Rate, the federal funds rate or the Eurodollar rate, each as defined in the New Credit Facility. The New Credit Facility requires mandatory repayments of excess cash, as defined, on the tenth day of each month. We are also required to pay unused commitment fees associated with the New Credit Facility. Borrowings outstanding under the New Credit Facility which are included in long-term debt amounted to $124.0 million at September 28, 2003.

           Under the terms of the New Credit Facility and the indentures governing our 7 3/4% Senior Notes due 2005, our 8 5/8% Senior Notes due 2006, our 8% Senior Notes due 2007, and our 8% Senior Notes due 2008, which we refer to as our Senior Notes, we are subject to certain financial covenants. These financial covenants include, among others,

    o      interest coverage, as defined,

    o minimum consolidated EBITDA (earnings before income taxes and extraordinary items increased by interest expense, depreciation, goodwill and other amortization), as defined,

    o limitations on the amount of annual capital expenditures and indebtedness,

    o restrictions on restricted payments, including dividends and distributions to our parent corporations and on incurring liens, and

    o restrictions on investments and other payments. In addition, if a change of control as defined in the New Credit Facility occurs, the New Credit Facility could be terminated and the loans under the New Credit Facility accelerated by the holders of that indebtedness. If that event occurred, it would cause our outstanding Senior Notes to be accelerated.

                    BUILDING MATERIALS CORPORATION OF AMERICA

             Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

           As of September 28, 2003, we were in compliance with all covenants under the New Credit Facility and the indentures governing our Senior Notes.

           Our Senior Notes are secured by a second-priority lien on the assets securing the New Credit Facility for so long as the first-priority lien remains in effect, subject to certain limited exceptions and have been guaranteed by our subsidiaries that guaranteed the New Credit Facility. In connection with entering into the New Credit Facility, we entered into an Amended and Restated Security Agreement, which grants a security interest in the Collateral in favor of the collateral agent on behalf of the lenders under the New Credit Facility and the holders of our outstanding Senior Notes. We also entered into an Amended and Restated Collateral Agent Agreement, which provides, among other things, that we maintain a lockbox and depository control agreement for the benefit of the secured parties and the sharing of proceeds with respect to any foreclosure or other remedy in respect of the Collateral.

           In July 2003, we exercised an Early Buyout Option on certain machinery and equipment located at our Chester, South Carolina glass mat manufacturing facility for $19.7 million. In addition, in July 2003, we entered into a new $19.7 million Secured Loan, which we refer to as the Chester Loan, with the proceeds being used to repay the $19.7 million obligation associated with the Early Buyout Option discussed above. The Chester Loan is secured by a sole security interest in the machinery and equipment, matures in July 2010, requires monthly payments of principal and interest commencing in August 2003 and bears a fixed annual interest rate of 7.41%.

           In July 2003, we terminated our Accounts Receivable Securitization Agreement, which we refer to as the Securitization Agreement, at which time we repurchased our undivided interest in receivables previously sold to a special purpose subsidiary of ours, BMCA Receivables Corporation, without recourse, which in turn sold them to a third party, without recourse. In connection with the termination of the Securitization Agreement in July 2003, we repaid $115.0 million of amounts outstanding under such agreement. At September 28, 2003, the effect of the above transaction increased accounts receivable and long-term debt by $105.4 million. We also liquidated BMCA Receivables Corporation effective August 2003.

           We make loans to, and borrow from, our parent corporations from time to time at prevailing market rates. On July 1, 2003 we loaned BMCA Holdings Corporation $37.8 million and on July 9, 2003, BMCA Holdings Corporation loaned us $37.8 million. As of September 28, 2003 BMCA Holdings Corporation owed us $38.3 million, including interest of $0.5 million and we owed BMCA Holdings Corporation $38.3 million, including interest of $0.5 million.

                    BUILDING MATERIALS CORPORATION OF AMERICA

             Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

           In September 2003, we used proceeds from the New Credit Facility to repay our outstanding 10 1/2% Senior Notes at maturity, aggregating $35.0 million plus accrued interest.

           As a result of the foregoing factors, cash and cash equivalents decreased by $73.9 million during the first nine months of 2003 to $22.2 million.

           See Note 2 to Consolidated Financial Statements for information regarding contingencies.

           In May 2003, we entered into a long-term contract with a subsidiary of International Specialty Products Inc. ("ISP"), an affiliate, to purchase substantially all of our colored roofing granules and algae-resistant granules requirements, except for the requirements of certain of our roofing plants that are supplied by third parties.

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

           During the first six months of 2003, the petroleum industry strike in Venezuela continued to adversely impact the asphalt supply and pricing for the U.S. roofing industry; however, during the third quarter of 2003, these pressures have eased, although the cost of asphalt continues to be high relative to historical levels. We do not anticipate any future disruption in the supply of asphalt, although no assurances can be provided in that regard.


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

             Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK

           Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management". There were no material changes in such information as of September 28, 2003 and there was no hedging activity in the quarter ended September 28, 2003.

             Item 4.  CONTROLS AND PROCEDURES

           Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act.

           There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings

           As of September 28, 2003, approximately 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber are pending against Building Materials Corporation of America. See Note 2 to Unaudited Consolidated Financial Statements above.


Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           31.1       Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2       Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) The registrants filed a news release on Form 8-K dated July 17, 2003 regarding the announcement of the new $350 million Senior Secured Credit Facility.

(c) The registrants filed a news release on Form 8-K dated July 31, 2003 regarding results of operations for the quarterly period ended June 29, 2003. The information set forth in Item 12 of this Form 8-K was furnished to the Securities and Exchange Commission and not "filed" pursuant to Section 18 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BUILDING MATERIALS CORPORATION OF AMERICA
                                  BUILDING MATERIALS MANUFACTURING CORPORATION


DATE:  November 11, 2003          BY: /s/John F. Rebele
       -----------------              ----------------------------------
                                      John F. Rebele
                                      Senior Vice President
                                      and Chief Financial Officer
                                      (Principal Financial Officer)



DATE:  November 11, 2003          BY: /s/James T. Esposito
       -----------------              ----------------------------------
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



                                  BUILDING MATERIALS INVESTMENT CORPORATION


DATE:  November 11, 2003          BY: /s/John F. Rebele
       -----------------              ----------------------------------
                                      John F. Rebele
                                      Senior Vice President
                                      and Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)