Form 10-Q
period 2004-07-04
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS INVESTMENT CORP
filed 2004-08-18
CIK 927314, 1078706, 1078820

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended JULY 4, 2004

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

As of August 17, 2004, 1,015,010 shares of Class A Common Stock, $.001 par value of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of August 17, 2004, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. As of August 17, 2004, no shares of the registrant or the additional registrants were held by non-affiliates.

                             ADDITIONAL REGISTRANTS

                                   State or other                                                   Address, including zip code and
                                  jurisdiction of           No. of         Commission File         telephone number, including area
Exact name of registrant as       incorporation or          Shares       No./I.R.S. Employer        code, of registrant's principal
specified in its charter            organization          Outstanding     Identification No.               executive offices
---------------------------       ----------------        -----------    -------------------        -------------------------------
Building Materials                    Delaware                10             333-69749-01/                    1361 Alps Road
  Manufacturing Corporation                                                    22-3626208                    Wayne, NJ 07470
                                                                                                              (973) 628-3000


Building Materials                    Delaware                10             333-69749-02/                 300 Delaware Avenue
  Investment Corporation                                                       22-3626206                       Suite 303
                                                                                                           Wilmington, DE 19801
                                                                                                              (302) 427-5960


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


                    BUILDING MATERIALS CORPORATION OF AMERICA

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       SECOND QUARTER ENDED                        SIX MONTHS ENDED
                                                       --------------------                        -----------------
                                                   JUNE 29,             JULY 4,                JUNE 29,         JULY 4,
                                                     2003                2004                    2003            2004
                                                   --------            --------                --------        --------
                                                                                 (THOUSANDS)
Net Sales.............................             $410,317            $451,549                $749,254        $843,531
                                                   --------            --------                --------        --------
Costs and expenses, net:
  Cost of products sold...............              284,786             306,678                 530,729         580,714
  Selling, general and administrative.               83,198              98,576                 155,540         184,636
  Gain on sale of assets..............               (5,739)                  -                  (5,739)              -
                                                   --------            --------                --------        --------
     Total costs and expenses, net....              362,245             405,254                 680,530         765,350
                                                   --------            --------                --------        --------
Operating income......................               48,072              46,295                  68,724          78,181
Interest expense......................              (13,842)            (14,526)                (27,299)        (28,680)
Other expense, net....................               (2,655)             (1,777)                 (4,276)         (2,561)
                                                   --------            --------                --------        --------
Income before income taxes............               31,575              29,992                  37,149          46,940
Income tax expense....................              (11,367)            (11,172)                (13,374)        (17,485)
                                                   --------            --------                --------        --------
Net income............................             $ 20,208            $ 18,820                $ 23,775        $ 29,455
                                                   ========            ========                ========        ========










The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          DECEMBER 31,                 JULY 4,
ASSETS                                                                       2003                       2004
Current Assets:                                                           ------------                ---------
  Cash and cash equivalents...................................             $   2,880                  $   9,292
  Accounts receivable, trade, less allowance
        of $1,363 and $1,567 in 2003 and 2004,
        respectively..........................................               188,231                    312,169
  Accounts receivable, other..................................                 5,864                      2,833
  Tax receivable from parent corporation......................                 7,044                        151
  Inventories, net............................................               135,960                    183,599
  Other current assets........................................                 5,002                      7,573
                                                                           ----------                 ---------
    Total Current Assets......................................               344,981                    515,617
Property, plant and equipment, net............................               342,216                    364,533
Goodwill, net of accumulated amortization
  of $16,370 in 2003 and 2004, respectively...................                63,294                     63,294
Other noncurrent assets.......................................                31,989                     30,281
                                                                           ---------                  ---------
Total Assets..................................................             $ 782,480                  $ 973,725
                                                                           =========                  =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt........................               $ 2,504                    $ 2,405
  Accounts payable............................................                92,849                    109,805
  Payable to related parties..................................                 9,074                     13,312
  Loans payable to parent corporation.........................                52,840                     52,840
  Accrued liabilities.........................................                63,096                     72,982
  Reserve for product warranty claims.........................                14,900                     14,900
                                                                           ---------                  ---------
  Total Current Liabilities...................................               235,263                    266,244
                                                                           ---------                  ---------
Long-term debt less current maturities........................               545,693                    683,584
                                                                           ---------                  ---------
Reserve for product warranty claims...........................                17,072                     16,536
                                                                           ---------                  ---------
Deferred income tax liabilities...............................                 3,308                      6,900
                                                                           ---------                  ---------
Other liabilities.............................................                23,212                     23,207
                                                                           ---------                  ---------
Stockholders' Equity (Deficit):
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    400,000 shares authorized; no shares issued...............                     -                          -
  Class A Common Stock, $.001 par value per share,
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding....................................                     1                          1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 15,000 and 0 shares
    issued and outstanding in 2003 and 2004,
    respectively..............................................                     -                          -
  Loans receivable from parent corporation....................               (55,587)                   (55,635)
  Retained earnings...........................................                18,696                     38,066
  Accumulated other comprehensive loss........................                (5,178)                    (5,178)
                                                                           ---------                  ---------
    Total Stockholders' Equity (Deficit)......................               (42,068)                   (22,746)
                                                                           ---------                  ---------
Total Liabilities and Stockholders'
   Equity (Deficit)...........................................             $ 782,480                  $ 973,725
                                                                           =========                  =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                    -------------------------
                                                                                   JUNE 29,              JULY 4,
                                                                                    2003                  2004
                                                                                  --------             ---------
                                                                                           (THOUSANDS)
Cash and cash equivalents, beginning of period..........................          $ 96,173              $  2,880
                                                                                  --------             ---------
Cash provided by (used in) operating activities:
  Net income............................................................            23,775                29,455
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
      Gain on sale of assets............................................            (5,739)                    -
      Depreciation......................................................            19,288                20,848
      Amortization......................................................             1,016                 1,114
      Deferred income taxes.............................................            13,010                16,886
      Noncash interest charges, net.....................................             2,573                 2,794
  Increase in working capital items.....................................          (143,818)             (144,090)
  Decrease in long-term reserve for product warranty claims.............            (1,021)                 (536)
  Proceeds from sale of accounts receivable.............................             9,612                     -
  Increase in other assets..............................................              (733)               (1,396)
  Increase in other liabilities.........................................             1,207                    16
  Change in net receivable from/payable to related
    parties/parent corporations.........................................             3,771                (2,163)
  Other, net............................................................               252                   117
                                                                                  --------             ---------
Net cash used in operating activities...................................           (76,807)              (76,955)
                                                                                  --------             ---------
Cash provided by (used in) investing activities:
  Capital expenditures..................................................           (15,151)              (20,282)
  Acquisition of manufacturing facility.................................                 -               (23,185)
  Proceeds from sale of assets..........................................             9,315                     -
                                                                                  --------             ---------
Net cash used in investing activities...................................            (5,836)              (43,467)
                                                                                  --------             ---------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt..............................                 -               325,000
  Repayments of long-term debt..........................................            (1,893)             (187,489)
  Distributions to parent corporation...................................               (15)                  (85)
  Dividends to parent corporation.......................................                 -               (10,000)
  Loan to parent corporation............................................               (51)                  (48)
  Financing fees and expenses...........................................            (1,136)                 (544)
                                                                                  --------             ---------
Net cash provided by (used in) financing activities.....................            (3,095)              126,834
                                                                                  --------             ---------
Net change in cash and cash equivalents.................................           (85,738)                6,412
                                                                                  --------             ---------
Cash and cash equivalents, end of period................................          $ 10,435              $  9,292
                                                                                  ========             =========
Supplemental Cash Flow Information:
  Cash paid during the period for:
   Interest (net of amount capitalized of $289 and $518
     in 2003 and 2004, respectively)....................................          $ 24,975              $ 24,818
   Income taxes (including federal income taxes paid pursuant to the tax sharing agreement of $0 and $6,401 in
     2003 and 2004, respectively).......................................               208                 7,126


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at July 4, 2004, and the results of operations and cash flows for the second quarter and six month periods ended June 29, 2003 and July 4, 2004, respectively. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 Form 10-K").


NOTE 1.  NEW ACCOUNTING PRONOUNCEMENT

           In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP")No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act")," ("FSP FAS No. 106-2") which supersedes FSP FAS No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," ("FSP FAS No. 106-1"). FSP FAS No. 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 to employers that sponsor postretirement health care plans which provide prescription drug benefits.

           FSP FAS 106-2 applies only to sponsors of single-employer defined benefit postretirement health care plans for which (1) the employer has concluded that prescription drug benefits available under the plan to some or all participants, for some or all future years, are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy provided by the Act, and (2) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. In addition, FSP FAS 106-2 requires certain disclosures in financial statements regarding the effect of the Act and the related subsidy on postretirement health obligations and net periodic postretirement benefit cost.

           FSP FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. As of July 5, 2004, the Company will adopt FSP FAS No. 106-2 and does not anticipate any material impact on the accounting for its postretirement medical and life insurance plan.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2.  INVENTORIES

        Inventories consist of the following:
                                                    DECEMBER 31,      JULY 4,
                                                       2003            2004
                                                     --------        --------
                                                            (THOUSANDS)

        Finished goods .......................       $ 89,684        $126,693
        Work-in-process ......................         12,499          15,145
        Raw materials and supplies ...........         39,208          47,392
                                                     --------        --------
        Total ................................        141,391         189,230
        Less LIFO reserve ....................         (5,431)         (5,631)
                                                     --------        --------
        Inventories ..........................       $135,960        $183,599
                                                     ========        ========

NOTE 3.  ACQUISITION AND PROPERTY DISPOSITION

           On May 7, 2004, the Company acquired certain assets of a manufacturing facility located in Quakertown, Pennsylvania from Atlas Roofing Corporation for a purchase price of $23.2 million. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the fair value of the identifiable assets acquired, including $23.0 million to property, plant and equipment and $0.2 million to inventories. The operating results of the Quakertown manufacturing facility are included in the Company's results of operations from the date of its acquisition.

           In connection with the acquisition of the Quakertown manufacturing facility, the Company entered into a long-term supply agreement with Atlas Roofing Corporation, whereby the Company is obligated to purchase certain minimum amounts of dry felt and other products at fair market value aggregating approximately $25.1 million through April 30, 2011.

           In May 2003, the Company sold property in Ontario, California for net cash proceeds of approximately $9.3 million, which resulted in a pre-tax gain of approximately $5.7 million.

NOTE 4.  LONG-TERM DEBT

           On May 7, 2004, the Company amended its $350 million Senior Secured Revolving Credit Facility (the "Senior Secured Revolving Credit Facility"), which reduced the floating rate of interest as defined in the Senior Secured Revolving Credit Facility.

           As of July 4, 2004, the Company had total outstanding consolidated indebtedness of $686.0 million, of which $2.4 million matures prior to the end of the second quarter of 2005 and $139.0 million represents borrowings

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4.  LONG-TERM DEBT - (CONTINUED)


outstanding under the Senior Secured Revolving Credit Facility. The Company anticipates funding these obligations principally from its cash on hand, cash flow from operations and/or borrowings under its Senior Secured Revolving Credit Facility.

           As of July 4, 2004, the Company was in compliance with all covenants under its Senior Secured Revolving Credit Facility and its 7 3/4% Senior Notes due 2005, the 8 5/8% Senior Notes due 2006, the 8% Senior Notes due 2007, and the 8% Senior Notes due 2008 (collectively, the "Senior Notes").

NOTE 5.  WARRANTY CLAIMS

           The Company provides certain limited warranties covering most of its residential roofing products for periods generally ranging from 20 to 40 years, with lifetime limited warranties on certain specialty shingle products. The Company also offers certain limited warranties of varying duration covering most of its commercial roofing products. Most of the Company's specialty building products and accessories provide limited warranties for periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products.

           The reserve for product warranty claims consists of the following for the second quarter and six month periods ended June 29, 2003 and July 4, 2004, respectively:

                                                  SECOND QUARTER ENDED                           SIX MONTHS ENDED
                                                  --------------------                         -------------------
                                             JUNE 29,               JULY 4,               JUNE 29,              JULY 4,
                                               2003                   2004                  2003                  2004
                                             --------               --------               --------             --------
                                                                             (THOUSANDS)
Beginning balance...................         $ 33,184               $ 32,122               $ 33,287             $ 31,972
Charged to cost of products sold....            5,215                  5,828                  9,551               11,039
Payments/deductions.................           (6,133)                (6,514)               (10,572)             (11,575)
                                             --------               --------               --------             --------
Ending balance......................         $ 32,266               $ 31,436               $ 32,266             $ 31,436
                                             ========               ========               ========             ========

NOTE 6.  BENEFIT PLANS

           In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits," ("SFAS No. 132") which revises employers' disclosures about pension plans and other postretirement benefit plans. The revised SFAS No. 132 requires disclosures in addition to those in the original SFAS No. 132 related to the assets, obligations, cash flows and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans, including interim disclosures regarding components of net

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6.  BENEFIT PLANS - (CONTINUED)

periodic benefit costs recognized during interim periods. As of April 4, 2004, the Company has adopted the interim disclosure provisions of SFAS No. 132.

           Defined Benefit Plans

           The Company provides non-contributory defined benefit retirement plans for certain hourly and salaried employees (the "Retirement Plans"). Benefits under these plans are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

           The Company's net periodic pension cost for the Retirement Plans included the following components for the second quarter and six month periods ended June 29, 2003 and July 4, 2004, respectively:

                                                   SECOND QUARTER ENDED                           SIX MONTHS ENDED
                                                   --------------------                          -------------------
                                               JUNE 29,             JULY 4,                JUNE 29,               JULY 4,
                                                 2003                 2004                   2003                  2004
                                               --------            ---------               --------              ---------
                                                                              (THOUSANDS)
Service cost.......................             $ 299                $  349                  $  599                 $  698
Interest cost......................               452                   484                     904                    968
Expected return on plan assets.....              (637)                 (671)                 (1,275)                (1,343)
Amortization of unrecognized prior
  service cost.....................                 9                     9                      18                     18
Amortization of net losses from
  earlier periods..................                48                    72                      96                    145
                                                -----                ------                  ------                 ------
Net periodic pension cost..........             $ 171                $  243                  $  342                 $  486
                                                =====                ======                  ======                 ======

           At July 4, 2004, the Company does not expect to make any pension contribution to the Retirement Plans in 2004, which is consistent with its expectations at December 31, 2003.

           Postretirement Medical and Life Insurance

           The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6.  BENEFIT PLANS - (CONTINUED)

           Net periodic postretirement benefit cost included the following components for the second quarter and six month periods ended June 29, 2003 and July 4, 2004, respectively:

                                                   SECOND QUARTER ENDED                           SIX MONTHS ENDED
                                                   --------------------                          -------------------
                                              JUNE 29,               JULY 4,               JUNE 29,               JULY 4,
                                                2003                   2004                  2003                  2004
                                              --------              ---------              --------              ---------
                                                                              (THOUSANDS)
Service cost.......................             $  31                 $  36                  $  62                  $  71
Interest cost......................                76                    76                    153                    152
Amortization of unrecognized prior
  service cost.....................               (23)                  (23)                   (47)                   (47)
Amortization of net gains from
  earlier periods..................               (65)                  (60)                  (130)                  (118)
                                                -----                 -----                  -----                  -----
Net periodic postretirement
  benefit cost.....................             $  19                 $  29                  $  38                  $  58
                                                =====                 =====                  =====                  =====

           At July 4, 2004, the Company expects to make benefit claim payments of approximately $0.3 million in 2004, which are related to postretirement medical and life insurance expenses. This is consistent with the Company's expectations at December 31, 2003.

NOTE 7.  LONG-TERM INCENTIVE PLAN

           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for any entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends Accounting Principles Board Opinion No. 28 "Interim Financial Reporting" ("APB No. 28"), to require disclosures about those effects in interim financial information beginning with the Company's first quarter ended March 30, 2003. The Company has adopted the additional interim disclosure provisions of SFAS No. 148 as it relates to its 2001 Long-Term Incentive Plan. Compensation expense for the Company's incentive units was $0.8 and $1.7 million for the second quarter ended June 29, 2003 and July 4, 2004, respectively, and $1.5 and $3.3 million for the six month period ended June 29, 2003 and July 4, 2004, respectively. The Company's pro forma net income under SFAS No. 123 would have been the same as actual net income.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8.  RELATED PARTY TRANSACTIONS

           The Company makes loans to and borrows from its parent corporations from time to time at prevailing market rates. At July 4, 2004, BMCA Holdings Corporation owed the Company $55.6 million, including interest of $0.4 million, and the Company owed BMCA Holdings Corporation $52.8 million. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $0.7 and $1.4 million during the second quarter and six month period ended July 4, 2004, respectively. Interest expense on the Company's loans from BMCA Holdings Corporation amounted to $0.6 and $1.3 million during the second quarter and six month period ended July 4, 2004, respectively. Loans payable to/receivable from the Company's parent corporations are due on demand and provide each party with the right to offset of its related obligation to the other party and are subject to limitations outlined in the Company's Senior Secured Revolving Credit Facility and its Senior Notes.

           On February 25, 2004 and April 21, 2004, the Company declared and paid cash dividends of $5.0 million and $5.0 million, respectively, to its parent corporation.

           On June 15, 2004, the Company paid $6.4 million in federal income tax payments to its parent corporation pursuant to the tax sharing agreement. This amount has been included in the "Change in net receivable from/payable to related parties/parent corporations" in the Consolidated Statement of Cash Flows.

NOTE 9.  CONTINGENCIES

           Asbestos Litigation Against G-I Holdings

           In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its parent, G-I Holdings. As of March 30, 1997, the Company paid all of its assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. This proceeding remains pending.

           Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may seek to file Asbestos Claims against the Company (with approximately 1,900 alleged Asbestos Claims having been filed against the Company as of July 4, 2004). The Company believes that it will not sustain any liability in connection with these or any other asbestos-related claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion, on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claim against the

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  CONTINGENCIES - (CONTINUED)

Company. On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). On May 13, 2003 the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will be heard by the District Court directly. The BMCA Action is in a pretrail discovery stage and no trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation although the Company believes its claims are meritorious. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it or its assets, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

           On or about February 8, 2001, a creditors' committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of the Company with G-I Holdings or an order directing G-I Holdings to cause the Company to file for bankruptcy protection. The Company and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the bankruptcy court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the bankruptcy court denied the motion. The creditors' committee appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003. The creditors' committee has appealed the denial to the Third Circuit Court of Appeals, which matter remains pending.

           On February 27, 2004, the creditors' committee, joined in by the legal representative, filed a motion to modify the preliminary injunction and to seek authority by the bankruptcy court to avoid, on various grounds, certain liens granted in connection with the financing obtained by the Company in December, 2000. G-I Holdings and the Company opposed the motion and a hearing on the motion was held by the bankruptcy court on March 29, 2004. By opinion dated June 8, 2004 the court granted the motion in part and denied it in part. See
Note 10 - "Subsequent Events."

           For a further discussion with respect to the history of the foregoing litigation and asbestos-related matters, see Notes 5, 12, 17 and 18 to consolidated financial statements contained in the Company's 2003 Form 10-K.

           Environmental Litigation

           The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters under the

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  CONTINGENCIES - (CONTINUED)

Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. The Company refers to these proceedings and lawsuits as "Environmental Claims." At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. The Company believes that the ultimate disposition of such matters will not, individually or in the aggregate, have a material adverse effect on the liquidity, financial position or results of operations of the Company.

           Other Litigation

           On or about February 17, 2004, litigation was commenced against the Company in the United States District Court for the Eastern district of Pennsylvania by CertainTeed Corporation alleging patent infringement in connection with certain of its products representing less than 5% of its net sales. The Company intends to defend itself vigorously in this matter, has denied CertainTeed's claims and has filed counterclaims against CertainTeed for patent infringement, violations of the antitrust laws and for trade libel. Although this matter is in its preliminary stages and there can be no assurances made, the Company believes that CertainTeed's claims are without merit and will not have a material adverse effect on the Company.

           For a further discussion with respect to the history of environmental matters and other litigation, reference is made to Notes 2 and 18 to consolidated financial statements contained in the Company's 2003 Form 10-K.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  CONTINGENCIES - (CONTINUED)

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

NOTE 10. SUBSEQUENT EVENTS

           Senior Note Offering

           On July 26, 2004, the Company issued $200.0 million in aggregate principal amount of 7 3/4% Senior Notes due 2014 (the "2014 Notes") at 100.0% of the principal amount. In addition, on July 26, 2004, the Company issued a notice, pursuant to the indenture governing its 8 5/8% Senior Notes due 2006 (the "2006 Notes"), calling such notes for redemption on August 26, 2004. The net proceeds from the issuance of the 2014 Notes after deducting initial purchasers' discounts and commissions and offering expenses were approximately $195.9 million. The Company will use approximately $101.8 million of the net proceeds to redeem all of its issued and outstanding 2006 Notes, including accrued and unpaid interest on such notes through the date of redemption. In addition, the Company will use the estimated remaining net proceeds of $94.1 million to reduce amounts outstanding under its Senior Secured Revolving Credit Facility. The redemption price of the 2006 Notes will be 101.438% of the principal amount outstanding and the premium of approximately $1.4 million was recorded in interest expense in July 2004. In connection with the extinguishment of the 2006 Notes, the Company expensed the remaining deferred financing fees of approximately $0.7 million in July 2004 and included this amount in interest expense. The covenants associated with the 2014 Notes are not more restrictive than the covenants governing the Company's other Senior Notes. Finally, in connection with the issuance of the 2014 Notes, the Company amended its Senior Secured Revolving Credit Facility to provide for the issuance of the 2014 Notes.

           Asbestos Litigation Against G-I Holdings

           On July 7, 2004, the creditors' committee in the G-I Holdings' bankruptcy case filed a claim challenging as a fraudulent conveyance the transactions entered into in connection with the Company's formation in 1994 (the "1994 transaction"), in which G-I Holdings caused to be transferred to the Company all of its roofing business and assets and in which the Company assumed certain liabilities relating to those assets, as well as a specified amount of asbestos liabilities. In addition, on July 7, 2004, the creditors' committee filed a claim against holders of BMCA's bank and bond debt outstanding in 2000

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10.  SUBSEQUENT EVENTS - (CONTINUED)

seeking to avoid liens granted to them, based on the committee's theory that the 1994 transaction was a fraudulent conveyance. On August 3, 2004, the creditors' committee filed an amended complaint adding the names of additional alleged bondholders.

           On July 20, 2004, the creditors' committee appealed the court's decision, issued on June 8, 2004, seeking the authority to file a lawsuit against the banks and bondholders discussed above, challenging the liens granted to them in 2000 as a fraudulent conveyance and are appealing, among other things, certain adverse rulings on statute of limitation issues.

           On August 3, 2004, the creditors' committee filed a motion with the bankruptcy court seeking to impose certain conditions on the redemption of the 2006 Notes, or in the alternative, temporarily enjoin the Company from satisfying such redemption. On August 5, 2004, the bankruptcy court, having previously ruled on June 8, 2004, that the redemption could proceed without restriction, refused to impose any conditions on the redemption or to enjoin, on a preliminary basis, the Company from repaying the 2006 Notes pursuant to the July 26, 2004 call notice, or from purchasing any of its Senior Notes on the open market. The Court has scheduled a hearing for August 25, 2004 on the committee's motion. The Company believes that this motion is frivolous and has put the committee on notice that it considers the committee's actions to be sanctionable and has informed the court that it may seek imposition of such sanctions on the committee by the court at the appropriate time. In the unlikely event that the Company is enjoined from repaying the 2006 Notes on August 26, 2004, the Company would be in default under the current indenture and such default could cause other debt obligations of the Company to be in default as well. See Note 9 - "Contingencies."

NOTE 11.  GUARANTOR FINANCIAL INFORMATION

           At July 4, 2004, all of the Company's subsidiaries are guarantors under the Company's $350.0 million Senior Secured Revolving Credit Facility, the 7 3/4% Senior Notes due 2005, the 8 5/8% Senior Notes due 2006, the 8% Senior Notes due 2007 (the "2007 Notes"), and the 8% Senior Notes due 2008. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 2007 Notes.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

           Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiary. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto. Separate financial statements for the Company, the guarantor subsidiaries and the non-guarantor subsidiary are not included herein, because management has determined that these financial statements are not material to investors.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       SECOND QUARTER ENDED JUNE 29, 2003
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                              Parent           Guarantor
                                                              Company         Subsidiaries       Eliminations        Consolidated
                                                              --------        ------------       ------------        ------------
Net sales..............................................      $ 379,853         $  30,464           $      -            $ 410,317
Intercompany net sales.................................         21,770           272,031            (293,801)                 -
                                                             ---------         ---------           ---------           ---------
  Total net sales......................................        401,623           302,495            (293,801)            410,317
                                                             ---------         ---------           ---------           ---------

Cost and expenses, net:
  Costs of products sold...............................        312,203           266,384            (293,801)            284,786
  Selling, general and administrative..................         64,894            18,304                  -               83,198
  Gain on sale of assets...............................             -             (5,739)                 -               (5,739)
  Transition service agreement (income) expense........             25               (25)                 -                   -
                                                             ---------         ---------           ---------           ---------
  Total costs and expenses, net........................        377,122           278,924            (293,801)            362,245
                                                             ---------         ---------           ---------           ---------

Operating income.......................................         24,501            23,571                  -               48,072

Equity in earnings of subsidiaries.....................         23,256                -              (23,256)                 -
Intercompany licensing income (expense), net...........        (16,065)           16,065                  -                   -
Interest expense.......................................        (10,473)           (3,369)                 -              (13,842)
Other income (expense), net............................         (2,726)               71                  -               (2,655)
                                                             ---------         ---------           ---------           ---------
Income before income taxes.............................         18,493            36,338             (23,256)             31,575
Income tax (expense) benefit...........................          1,715           (13,082)                 -              (11,367)
                                                             ---------         ---------           ---------           ---------
Net income.............................................      $  20,208         $  23,256           $ (23,256)          $  20,208
                                                             =========         =========           =========           =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        SECOND QUARTER ENDED JULY 4, 2004
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                               Parent         Guarantor
                                                              Company        Subsidiaries        Eliminations        Consolidated
                                                              -------        ------------        ------------        ------------
Net sales.............................................       $ 419,070         $  32,479           $      -            $ 451,549
Intercompany net sales................................          20,491           305,279            (325,770)                 -
                                                             ---------         ---------           ---------           ---------
  Total net sales.....................................         439,561           337,758            (325,770)            451,549
                                                             ---------         ---------           ---------           ---------

Cost and expenses, net:
  Costs of products sold..............................         335,531           296,917            (325,770)            306,678
  Selling, general and administrative.................          76,296            22,280                  -               98,576
  Transition service agreement (income) expense.......              25               (25)                 -                   -
                                                             ---------         ---------           ---------           ---------
  Total costs and expenses, net.......................         411,852           319,172            (325,770)            405,254
                                                             ---------         ---------           ---------           ---------

Operating income......................................          27,709            18,586                  -               46,295

Equity in earnings of subsidiaries....................          20,882                -              (20,882)                 -
Intercompany licensing income (expense), net..........         (17,583)           17,583                  -                   -
Interest expense......................................         (11,594)           (2,932)                 -              (14,526)
Other income (expense), net...........................          (1,818)               41                  -               (1,777)
                                                             ---------         ---------           ---------           ---------
Income before income taxes............................          17,596            33,278             (20,882)             29,992
Income tax (expense) benefit..........................           1,224           (12,396)                 -              (11,172)
                                                             ---------         ---------          ----------           ---------
Net income............................................       $  18,820         $  20,882          $  (20,882)          $  18,820
                                                             =========         =========          ==========           =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED JUNE 29, 2003
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                             Parent           Guarantor
                                                             Company         Subsidiaries        Eliminations        Consolidated
                                                             -------         ------------        ------------        ------------
Net sales..............................................      $ 692,889         $  56,365           $      -            $ 749,254
Intercompany net sales.................................         39,943           511,907            (551,850)                 -
                                                             ---------         ---------           ---------           ---------
  Total net sales......................................        732,832           568,272            (551,850)            749,254
                                                             ---------         ---------           ---------           ---------

Cost and expenses, net:
  Costs of products sold...............................        581,021           501,558            (551,850)            530,729
  Selling, general and administrative..................        119,802            35,738                  -              155,540
  Gain on sale of assets...............................             -             (5,739)                 -               (5,739)
  Transition service agreement (income) expense........             50               (50)                 -                   -
                                                             ---------         ---------           ---------           ---------
  Total costs and expenses, net........................        700,873           531,507            (551,850)            680,530
                                                             ---------         ---------           ---------           ---------

Operating income.......................................         31,959            36,765                  -               68,724

Equity in earnings of subsidiaries.....................         37,967                -              (37,967)                 -
Intercompany licensing income (expense), net...........        (29,313)           29,313                  -                   -
Interest expense.......................................        (20,333)           (6,966)                 -              (27,299)
Other income (expense), net............................         (4,487)              211                  -               (4,276)
                                                             ---------         ---------           ---------           ---------
Income before income taxes.............................         15,793            59,323             (37,967)             37,149
Income tax (expense) benefit...........................          7,982           (21,356)                 -              (13,374)
                                                             ---------         ---------           ---------           ---------
Net income.............................................      $  23,775         $  37,967           $ (37,967)          $  23,775
                                                             =========         =========           =========           =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          SIX MONTHS ENDED JULY 4, 2004
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                             Parent            Guarantor
                                                             Company          Subsidiaries       Eliminations        Consolidated
                                                             -------          ------------       ------------        ------------
Net sales.............................................       $ 785,723         $  57,808           $      -            $ 843,531
Intercompany net sales................................          40,290           574,883            (615,173)                 -
                                                             ---------         ---------           ---------           ---------
  Total net sales.....................................         826,013           632,691            (615,173)            843,531
                                                             ---------         ---------           ---------           ---------

Cost and expenses, net:
  Costs of products sold..............................         638,187           557,700            (615,173)            580,714
  Selling, general and administrative.................         142,556            42,080                  -              184,636
  Transition service agreement (income) expense.......              50               (50)                 -                   -
                                                             ---------         ---------           ---------           ---------
  Total costs and expenses, net.......................         780,793           599,730            (615,173)            765,350
                                                             ---------         ---------           ---------           ---------

Operating income......................................          45,220            32,961                  -               78,181

Equity in earnings of subsidiaries....................          37,767                -              (37,767)                 -
Intercompany licensing income (expense), net..........         (33,040)           33,040                  -                   -
Interest expense......................................         (22,785)           (5,895)                 -              (28,680)
Other income (expense), net...........................          (2,641)               80                  -               (2,561)
                                                             ---------         ---------           ---------           ---------
Income before income taxes............................          24,521            60,186             (37,767)             46,940
Income tax (expense) benefit..........................           4,934           (22,419)                 -              (17,485)
                                                             ---------         ---------           ---------           ---------
Net income............................................       $  29,455         $  37,767           $ (37,767)          $  29,455
                                                             =========         =========           =========           =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                          Parent            Guarantor             Elim-
                                                          Company          Subsidiaries         inations          Consolidated
                                                          -------          ------------         --------          ------------
ASSETS
Current Assets:
  Cash and cash equivalents..............                $      8            $  2,872          $      -              $  2,880
  Accounts receivable, trade, net........                 173,945              14,286                 -               188,231
  Accounts receivable, other.............                   5,115                 749                 -                 5,864
  Tax receivable from parent
    corporation..........................                   7,044                  -                  -                 7,044
  Inventories, net.......................                  87,399              48,561                 -               135,960
  Other current assets...................                   2,434               2,568                 -                 5,002
                                                         --------            --------          ---------             --------
    Total Current Assets.................                 275,945              69,036                 -               344,981

Investment in subsidiaries...............                 476,695                  -            (476,695)                  -
Intercompany loans including accrued
  interest...............................                  30,582             (30,582)                -                    -
Due from/(to) subsidiaries, net..........                (335,690)            335,690                 -                    -
Property, plant and equipment, net.......                  40,769             301,447                 -               342,216
Goodwill, net............................                  40,080              23,214                 -                63,294
Other noncurrent assets..................                  13,126              18,863                 -                31,989
                                                         --------            --------          ---------             --------
Total Assets.............................                $541,507            $717,668          $(476,695)            $782,480
                                                         ========            ========          =========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt...                $     -             $  2,504          $      -              $  2,504
  Accounts payable.......................                  43,331              49,518                 -                92,849
  Payable to related parties.............                   1,969               7,105                 -                 9,074
  Loans payable to parent corporation....                  52,840                   -                 -                52,840
  Accrued liabilities....................                  23,511              39,585                 -                63,096
  Reserve for product warranty claims....                  14,900                   -                 -                14,900
                                                         --------            --------          ---------             --------
    Total Current Liabilities............                 136,551              98,712                 -               235,263

Long-term debt less current maturities...                 404,297             141,396                 -               545,693
Reserve for product warranty claims......                  16,407                 665                 -                17,072
Deferred income tax liabilities..........                   3,308                   -                 -                 3,308
Other liabilities........................                  23,012                 200                 -                23,212
                                                         --------            --------          ---------             --------
Total Liabilities........................                 583,575             240,973                 -               824,548

Total Stockholders' Equity (Deficit).....                 (42,068)            476,695           (476,695)             (42,068)
                                                         --------            --------          ---------             --------
Total Liabilities and Stockholders'
     Equity (Deficit) ...................                $541,507            $717,668          $(476,695)            $782,480
                                                         ========            ========          =========             ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JULY 4, 2004
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                          Parent           Guarantor              Elim-
                                                          Company         Subsidiaries          inations            Consolidated
                                                          -------         ------------          --------            ------------
ASSETS
Current Assets:
  Cash and cash equivalents...............               $     12           $  9,280           $      -               $  9,292
  Accounts receivable, trade, net.........                289,653             22,516                  -                312,169
  Accounts receivable, other..............                  2,442                391                  -                  2,833
  Tax receivable from parent corporation..                    151                 -                   -                    151
  Inventories, net........................                120,285             63,314                  -                183,599
  Other current assets....................                  3,891              3,682                  -                  7,573
                                                         --------           --------           ---------              --------
    Total Current Assets..................                416,434             99,183                  -                515,617

Investment in subsidiaries................                519,462                 -             (519,462)                   -
Intercompany loans including accrued
  interest................................                 46,507            (46,507)                 -                     -
Due from/(to) subsidiaries, net...........               (371,396)           371,396                  -                     -
Property, plant and equipment, net........                 42,316            322,217                  -                364,533
Goodwill, net.............................                 40,080             23,214                  -                 63,294
Other noncurrent assets...................                 11,416             18,865                  -                 30,281
                                                         --------           --------           ---------              --------
Total Assets..............................               $704,819           $788,368           $(519,462)             $973,725
                                                         ========           ========           =========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt....               $     -            $  2,405           $      -               $  2,405
  Accounts payable........................                 41,565             68,240                  -                109,805
  Payable to related parties..............                  2,093             11,219                  -                 13,312
  Loans payable to parent corporation.....                 52,840                  -                  -                 52,840
  Accrued liabilities.....................                 27,458             45,524                  -                 72,982
  Reserve for product warranty claims.....                 14,900                  -                  -                 14,900
                                                         --------           --------           ---------              --------
    Total Current Liabilities.............                138,856            127,388                  -                266,244

Long-term debt less current maturities....                543,409            140,175                  -                683,584
Reserve for product warranty claims.......                 15,388              1,148                  -                 16,536
Deferred income tax liabilities...........                  6,900                 -                   -                  6,900
Other liabilities.........................                 23,012                195                  -                 23,207
                                                         --------           --------           ---------              --------
Total Liabilities.........................                727,565            268,906                  -                996,471

Total Stockholders' Equity (Deficit)......                (22,746)           519,462            (519,462)              (22,746)
                                                         --------           --------           ---------              --------
Total Liabilities and Stockholders'
     Equity (Deficit) ....................               $704,819           $788,368           $(519,462)             $973,725
                                                         ========           ========           =========              ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 29, 2003
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                                                      Non-
                                                              Parent           Guarantor           Guarantor
                                                              Company         Subsidiaries         Subsidiary         Consolidated
                                                              -------         -----------          ----------         ------------
Cash and cash equivalents, beginning of period......          $     60         $  96,113           $       -            $  96,173
                                                              --------         ---------           ----------           ---------
Cash provided by (used in) operating activities:
  Net income (loss).................................           (14,192)           37,967                   -               23,775
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Gain on sale of assets..........................                -             (5,739)                  -               (5,739)
    Depreciation....................................             1,323            17,965                   -               19,288
    Amortization....................................                -              1,016                   -                1,016
    Deferred income taxes...........................            13,010                -                    -               13,010
    Noncash interest charges, net...................             1,909               664                   -                2,573
  Increase in working capital items.................           (32,101)          (17,604)             (94,113)           (143,818)
  Decrease in long-term reserve for product
    warranty claims.................................              (914)             (107)                  -               (1,021)
  Proceeds from sale of accounts receivable.........             9,612                -                    -                9,612
  Increase in other assets..........................              (640)              (93)                  -                 (733)
  Increase (decrease) in other liabilities..........             1,211                (4)                  -                1,207
  Change in net receivable from/payable to
    related parties/parent corporations.............            23,969          (114,311)              94,113               3,771
  Other, net........................................                 4               248                   -                  252
                                                              --------         ---------           ----------           ---------
Net cash provided by (used in) operating activities.             3,191           (79,998)                  -              (76,807)
                                                              --------         ---------           ----------           ---------
Cash provided by (used in) investing activities:
  Capital expenditures..............................            (2,241)          (12,910)                  -              (15,151)
  Proceeds from sale of assets......................                -              9,315                   -                9,315
                                                              --------         ---------           ----------           ---------
Net cash used in investing activities...............            (2,241)           (3,595)                  -               (5,836)
                                                              --------         ---------           ----------           ---------
Cash provided by (used in) financing activities:
  Repayments of long-term debt......................                -             (1,893)                  -               (1,893)
  Distributions to parent corporation...............               (15)               -                    -                  (15)
  Loan to parent corporation........................               (51)               -                    -                  (51)
  Financing fees and expenses.......................              (931)             (205)                  -               (1,136)
                                                              --------         ---------           ----------           ---------
Net cash used in financing activities...............              (997)           (2,098)                  -               (3,095)
                                                              --------         ---------           ----------           ---------
Net change in cash and cash equivalents.............               (47)          (85,691)                  -              (85,738)
                                                              --------         ---------           ----------           ---------
Cash and cash equivalents, end of period............          $     13         $  10,422           $       -            $  10,435
                                                              ========         =========           ==========           =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          SIX MONTHS ENDED JULY 4, 2004
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                    Parent              Guarantor
                                                                    Company            Subsidiaries          Consolidated
                                                                    -------            ------------          ------------
Cash and cash equivalents, beginning of period.......               $      8             $  2,872             $  2,880
                                                                    --------             --------             --------
Cash provided by (used in) operating activities:
  Net income (loss)..................................                 (8,312)              37,767               29,455
  Adjustments to reconcile net income (loss)to net
    cash provided by (used in) operating activities:
    Depreciation.....................................                  1,487               19,361               20,848
    Amortization.....................................                      -                1,114                1,114
    Deferred income taxes............................                 16,886                   -                16,886
    Noncash interest charges, net....................                  2,074                  720                2,794
  (Increase) decrease in working capital items.......               (145,197)               1,107             (144,090)
  Increase (decrease) in long-term reserve for
    product warranty claims..........................                 (1,020)                 484                 (536)
  (Increase) decrease in other assets................                    272               (1,668)              (1,396)
  Increase (decrease) in other liabilities...........                     21                   (5)                  16
  Change in net receivable from/payable to
    related parties/parent corporations..............                 31,689              (33,852)              (2,163)
  Other, net.........................................                     44                   73                  117
                                                                    --------             --------             --------
Net cash provided by (used in) operating activities..               (102,056)              25,101              (76,955)
                                                                    --------             --------             --------
Cash provided by (used in) investing activities:
  Capital expenditures...............................                 (3,078)             (17,204)             (20,282)
  Acquisition of manufacturing facility..............                (23,185)                  -               (23,185)
                                                                    --------             --------             --------
Net cash used in investing activities................                (26,263)             (17,204)             (43,467)
                                                                    --------             --------             --------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt...........                325,000                   -               325,000
  Repayments of long-term debt.......................               (186,000)              (1,489)            (187,489)
  Distribution to parent corporation.................                    (85)                  -                   (85)
  Dividends to parent corporation....................                (10,000)                  -               (10,000)
  Loan to parent corporation.........................                    (48)                  -                   (48)
  Financing fees and expenses........................                   (544)                  -                  (544)
                                                                    --------             --------             --------
Net cash provided by (used in) financing activities..                128,323               (1,489)             126,834
                                                                    --------             --------             --------
Net change in cash and cash equivalents..............                      4                6,408                6,412
                                                                    --------             --------             --------
Cash and cash equivalents, end of period.............               $     12             $  9,280             $  9,292
                                                                    ========             ========             ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

           Unless otherwise indicated by the context, "we," "us" and "our" refer to Building Materials Corporation of America and its consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES

           There have been no significant changes to our Critical Accounting Policies during the six month period ended July 4, 2004. For a further discussion on our Critical Accounting Policies, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies" in our annual report on Form 10-K for the fiscal year ended December 31, 2003, which we refer to as the 2003 Form 10-K.

RESULTS OF OPERATIONS

           Second Quarter 2004 Compared With
           Second Quarter 2003

           We recorded net income in the second quarter of 2004 of $18.8 million compared to net income of $20.2 million in the second quarter of 2003. The net income in the second quarter of 2003 included a $3.7 million ($5.7 million pre-tax) after-tax gain from the sale of property in Ontario, California. The decrease in second quarter of 2004 net income was primarily attributable to the $3.7 million after-tax gain on sale of property in Ontario, California in the second quarter of 2003 and higher interest expense in 2004, partially offset by higher net sales, an improvement in the gross margin and lower other expenses.

           Net sales for the second quarter of 2004 were $451.5 million, a 10.0% increase over second quarter of 2003 net sales of $410.3 million, with the increase primarily due to higher unit volumes and higher average selling prices of premium residential and commercial roofing products.

           Operating income in the second quarter of 2004 was $46.3 million compared to $48.1 million in the second quarter of 2003, which included the $5.7 million pre-tax gain on the sale of property in Ontario, California. Operating results in the second quarter of 2004 were positively affected by an improvement in gross margin from 30.6% in the second quarter of 2003 to 32.1% in the second quarter of 2004, primarily due to higher unit volumes and higher average selling prices on our net sales. Offsetting these positive operating items were higher selling, general and administrative expenses due to higher volume related distribution and selling costs, and, to a lesser extent, higher transportation costs, principally due to a rise in fuel costs.

           Interest expense for the second quarter of 2004 increased to $14.5 million from $13.8 million for the same period in 2003, primarily due to higher average borrowings, partially offset by a lower average interest rate. Other

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

expense net, was $1.8 million for the second quarter of 2004 compared with $2.7 million for the same period in 2003, primarily due to a decline in financing costs in connection with the termination of the Accounts Receivable Securitization Agreement in July 2003.

           Six Months 2004 Compared With
           Six Months 2003

           We recorded net income in the first six months of 2004 of $29.5 million compared with net income of $23.8 million in the first six months of 2003. The net income in the first six months of 2003 included a $3.7 million ($5.7 million pre-tax) after-tax gain from the sale of property in Ontario, California. The increase in the first six months of 2004 net income was primarily attributable to higher operating income and lower other expenses, partially offset by higher interest expense.

           Net sales for the first six months of 2004 were $843.5 million, a 12.6% increase over the first six months of 2003 net sales of $749.3 million, with the increase primarily due to higher unit volumes and higher average selling prices of premium residential and commercial roofing products.

           Operating income in the first six months of 2004 was $78.2 million compared to $68.7 million for the first six months of 2003, which included the $5.7 million pre-tax gain on the sale of property in Ontario, California. Higher operating results in the first six months of 2004 were positively affected by higher net sales and an improvement in gross margin from 29.2% in the first six months of 2003 to 31.2% in the first six months of 2004. Partially offsetting these improvements were higher selling, general and administrative expenses due to higher volume related distribution and selling costs, and, to a lesser extent, higher transportation costs, principally due to a rise in fuel costs.

           Interest expense for the first six months of 2004 increased to $28.7 million from $27.3 million for the same period in 2003, primarily due to higher average borrowings, partially offset by a lower average interest rate. Other expense net, was $2.6 million for the first six months of 2004 compared with $4.3 million for the same period in 2003, primarily due to a decline in financing costs in connection with the termination of the Accounts Receivable Securitization Agreement in July 2003.

LIQUIDITY AND FINANCIAL CONDITION

           Cash Flows and Cash Position

           Net cash outflow during the first six months of 2004 from operating and investing activities was $120.4 million, including the use of $76.9 million of cash from operations, the reinvestment of $20.3 million for capital programs and the acquisition of the Quakertown, Pennsylvania manufacturing facility for $23.2 million (see below).

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           Cash invested in additional working capital totaled $144.1 million during the first six months of 2004, reflecting an increase in total accounts receivable of $120.9 million, due to increased operating performance and the seasonality of our business, a $47.5 million increase in inventories to meet our seasonal operating demands and a $2.6 million increase in other current assets, partially offset by a $26.9 million increase in accounts payable and accrued liabilities. The net cash used for operating activities also included a $2.2 million net decrease in the payable to related parties/parent corporations, primarily attributable to a $6.4 million federal income tax payment, paid pursuant to our tax sharing agreement with our parent corporation, partially offset by amounts due under our long-term granule supply agreement with an affiliated company.

           Net cash provided by financing activities totaled $126.8 million during the first six months of 2004, including $325.0 million of proceeds from the issuance of long-term debt related to 2004 year to date cumulative borrowings under our $350.0 million Senior Secured Revolving Credit Facility, which we refer to as the Senior Secured Revolving Credit Facility. Financing activities also included $187.5 million in repayments of long-term debt, of which $186.0 million related to 2004 year to date cumulative repayments under our Senior Secured Revolving Credit Facility. In addition, repayments of long-term debt included $1.3 million related to our Chester, South Carolina loan obligation, $0.1 million related to our 10 1/2% Michigan City Note and $0.1 million related to our Shafter Industrial Development Revenue Bonds. In addition, financing activities also included $10.0 million in dividends to our parent corporation, $0.1 million in a distribution to our parent corporation, as well as $0.6 million in financing fees and expenses. The payments to our parent corporation are allowable under our Senior Secured Revolving Credit Facility and our 7 3/4% Senior Notes due 2005, the 8 5/8% Senior Notes due 2006, the
8% Senior Notes due 2007, and the 8% Senior Notes due 2008, which we refer to collectively as the Senior Notes.

           Long-Term Debt

           On May 7, 2004, we amended our Senior Secured Revolving Credit Facility, which reduced the floating rate of interest as defined in the Senior Secured Revolving Credit Facility.

           As of July 4, 2004, we had total outstanding consolidated indebtedness of $686.0 million, of which $2.4 million matures prior to the end of the second quarter of 2005 and $139.0 million represents borrowings outstanding under our Senior Secured Revolving Credit Facility. We anticipate funding these obligations principally from our cash on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility.

           As of July 4, 2004, we were in compliance with all covenants under our Senior Secured Revolving Credit Facility and our Senior Notes.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           Intercompany Transactions

           We make loans to and borrow from, our parent corporations from time to time at prevailing market rates. At July 4, 2004, BMCA Holdings Corporation owed us $55.6 million, including interest of $0.4 million, and we owed BMCA Holdings Corporation $52.8 million. Interest income on our loans to BMCA Holdings Corporation amounted to $0.7 and $1.4 million during the second quarter and six month period ended July 4, 2004, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $0.6 and $1.3 million during the second quarter and six month period ended July 4, 2004, respectively. Loans payable to/receivable from our parent corporations are due on demand and provide each party with the right to offset of its related obligation to the other party with the right to limitations outlined in our Senior Secured Revolving Credit Facility and our Senior Notes.

           On February 25, 2004 and April 21, 2004, we declared and paid cash dividends of $5.0 million and $5.0 million, respectively, to our parent corporation.

           On June 15, 2004, we paid $6.4 million in federal income tax payments to our parent corporation pursuant to our tax sharing agreement. This amount is included in the "Change in net receivable from/payable to related parties/parent corporations" in the Consolidated Statement of Cash Flows.

           Acquisition and Property Disposition

           On May 7, 2004, we acquired certain assets of a manufacturing facility located in Quakertown, Pennsylvania from Atlas Roofing Corporation at a purchase price of $23.2 million. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the fair value of the identifiable assets acquired, including $23.0 million to property, plant and equipment and $0.2 million to inventories. The operating results of the Quakertown manufacturing facility are included in our results of operation from the date of its acquisition. With the acquisition of the Quakertown manufacturing facility, we have decided we will not construct the new shingle manufacturing facility in the Northeast, the anticipated construction of which had been announced on February 9, 2004.

           As a result of the foregoing factors, cash and cash equivalents increased by $6.4 million during the first six months of 2004 to $9.3 million.

           In May 2003, we sold property in Ontario, California for net cash proceeds of approximately $9.3 million, which resulted in a pre-tax gain of approximately $5.7 million.

           Contingencies

           See Note 9 to Consolidated Financial Statements for information regarding contingencies.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           Economic Outlook

           We do not believe that inflation has had an effect on our results of operations during the first six months of 2004. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

           During the first six months of 2004, the cost of asphalt continued to be high relative to historical levels. Due to the strength of our manufacturing operations which allows us to use many types of asphalt together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.

           To mitigate these and other petroleum-based cost increases, we announced and implemented multiple price increases during the first six months of 2004. We will attempt to pass on future additional unexpected cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

           Contractual Obligations

           We have contracts with two different asphalt terminal suppliers where asphalt imported from Venezuela or other suppliers is stored prior to its use at our plants. These asphalt terminals are located at the Ports of Tampa, Florida and Savannah, Georgia and are used to service our plants at those sites. We are obligated to pay these suppliers for use of these terminals under these contracts through 2008 and 2005, respectively. Monthly pricing is fixed and includes capital improvements made at each asphalt terminal by its owner. No changes have been made to these contracts during the six month period ended July 4, 2004.

           In connection with the acquisition of the Quakertown, Pennsylvania manufacturing facility, we entered into a long-term supply agreement with Atlas Roofing Corporation, whereby we are obligated to purchase certain minimum amounts of dry felt and other products at fair market value aggregating approximately $25.1 million through April 30, 2011.

           At July 4, 2004, the future cost of our non-cancelable asphalt terminal contracts and the Atlas Roofing Corporation supply agreement discussed above are included in the table of contractual obligations shown below under the caption "Unconditional Purchase Obligations," together with other contractual obligations related to long-term debt, which includes accretion of approximately $0.8 million, and operating leases.

                                                                          PAYMENTS DUE BY PERIOD
                                           ---------------------------------------------------------------------------------------
                                                           LESS THAN               1-3                   4-5               AFTER
CONTRACTUAL OBLIGATIONS                    TOTAL             1 YEAR               YEARS                 YEARS             5 YEARS
-----------------------                    -----             ------               -----                 -----             -------
                                                                               (MILLIONS)
Long-term Debt.......................      $686.8            $  2.5               $394.6                $270.1             $ 19.6
Unconditional Purchase Obligations...        28.5               5.5                  9.7                   9.6                3.7
Operating Leases.....................        73.4              17.4                 27.8                  21.7                6.5
                                           ------            ------               ------                ------             ------
  Total..............................      $788.7            $ 25.4               $432.1                $301.4             $ 29.8
                                           ======            ======               ======                ======             ======

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           Senior Note Offering

           On July 26, 2004, we issued $200.0 million in aggregate principal amount of 7 3/4% Senior Notes due 2014, which we refer to as the 2014 Notes, at 100.0% of the principal amount. In addition, on July 26, 2004, we issued a notice, pursuant to the indenture governing our 8 5/8% Senior Notes due 2006, which we refer to as the 2006 Notes, calling such notes for redemption on August 26, 2004. The net proceeds from the issuance of the 2014 Notes after deducting the initial purchasers' discounts and commissions and offering expenses were approximately $195.9 million. We will use approximately $101.8 million of the net proceeds to redeem all of our issued and outstanding 2006 Notes, including accrued and unpaid interest on such notes through the date of redemption. In addition, we will use the estimated remaining net proceeds of $94.1 million to reduce amounts outstanding under our Senior Secured Revolving Credit Facility. The redemption price will be 101.438% of the principal amount outstanding and the premium of approximately $1.4 million was recorded in interest expense in July 2004. In connection with the extinguishment of the 2006 Notes, we expensed the remaining deferred financing fees of approximately $0.7 million in July 2004 and included this amount in interest expense. The covenants associated with the 2014 Notes are not more restrictive than the covenants governing our other Senior Notes. Finally, in connection with the issuance of the 2014 Notes, we amended our Senior Secured Revolving Credit Facility to provide for the issuance of the 2014 Notes.

           Asbestos Litigation Against G-I Holdings

           On July 7, 2004, the creditors' committee in the G-I Holdings' bankruptcy filed a claim challenging as a fraudulent conveyance the transactions entered into in connection with our formation in 1994, which we refer to as the 1994 transaction, in which G-I Holdings caused to be transferred to us all of its roofing business and assets and in which we assumed certain liabilities relating to those assets, as well as a specified amount of asbestos liabilities. In addition, on July 7, 2004, the creditors' committee filed a claim against holders of our bank and bond debt outstanding in 2000 seeking to avoid liens granted to them, based on the committee's theory that the 1994 transaction was a fraudulent conveyance. On August 3, 2004, the creditors' committee filed an amended complaint adding the names of additional alleged bondholders.

           On July 20, 2004, the creditors' committee appealed the court's decision, issued on June 8, 2004, seeking the authority to file a lawsuit against the banks and bondholders discussed above, challenging the liens granted to them in 2000 as a fraudulent conveyance and are appealing, among other things, certain adverse rulings on statute of limitation issues.

           On August 3, 2004, the creditors' committee filed a motion with the bankruptcy court seeking to impose certain conditions on the redemption of the 2006 Notes, or in the alternative, temporarily enjoin us from satisfying such redemption. On August 5, 2004, the bankruptcy court, having previously ruled on June 8, 2004, that the redemption could proceed without restriction, refused

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

to impose any conditions on the redemption or to enjoin, on a preliminary basis, us from repaying the 2006 Notes pursuant to the July 26, 2004 call notice or from purchasing any of our Senior Notes on the open market. The Court has scheduled a hearing for August 25, 2004 on the committee's motion. We believe that this motion is frivolous and have put the committee on notice that we consider the committee's actions to be sanctionable and have informed the court that we may seek imposition of such sanctions on the committee by the court at the appropriate time. In the unlikely event that we are enjoined from repaying the 2006 Notes on August 26, 2004, we would be in default under the current indenture and such default could cause our other debt obligations to be in default as well.

           New Accounting Pronouncement

           In May 2004, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. FAS 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act")," which we refer to as FSP FAS No. 106-2, which supersedes FSP FAS No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which we refer to as FSP FAS No. 106-1. FSP FAS No. 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 to employers that sponsor postretirement health care plans which provide prescription drug benefits.

           FSP FAS 106-2 applies only to sponsors of single-employer defined benefit postretirement health care plans for which (1) the employer has concluded that prescription drug benefits available under the plan to some or all participants, for some or all future years, are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy provided by the Act, and (2) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. In addition, FSP FAS 106-2 requires certain disclosures in financial statements regarding the effect of the Act and the related subsidy on postretirement health obligations and net periodic postretirement benefit cost.

           FSP FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. As of July 5, 2004, we will adopt FSP FAS No. 106-2 and do not anticipate any material impact on the accounting for our postretirement medical and life insurance plan.


                                      * * *

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. The forward-looking statements included herein are made only as of the date of this quarterly report on Form 10-Q and we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results or events will be achieved.

            ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of July 4, 2004 and there was no hedging activity in the six month period ended July 4, 2004.


            ITEM 4. CONTROLS AND PROCEDURES

           Disclosure Controls and Procedures: Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act.

           Internal Control Over Financial Reporting: There were no significant changes in our internal control over financial reporting identified in management's evaluation during the second quarter of fiscal year 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                    BUILDING MATERIALS CORPORATION OF AMERICA


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           As of July 4, 2004, approximately 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber are pending against Building Materials Corporation of America. See Note 9 to consolidated financial statements in Part I.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           10.1 First Amendment, dated as of May 7, 2004, to the Credit Agreement dated as of July 9, 2003, among BMCA, the banks, financial institutions and other institutional lenders party thereto and Citicorp USA, Inc., as administrative agent for the Lenders.

           31.1 Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

           31.2 Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

           32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer


(b) The registrants filed a news release on Form 8-K dated April 21, 2004 regarding the results of operations for the quarterly period ended April 4, 2004. The information set forth in Item 12 of this Form 8-K was furnished to the Securities and Exchange Commission and not "filed" pursuant to Section 18 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES
                                  -----------


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BUILDING MATERIALS CORPORATION OF AMERICA
                                   BUILDING MATERIALS MANUFACTURING CORPORATION



DATE:  August 17, 2004            BY:  /s/ John F. Rebele
       -----------------               ---------------------------------------
                                       John F. Rebele
                                       Senior Vice President
                                       and Chief Financial Officer
                                       (Principal Financial Officer)


DATE:  August 17, 2004            BY:  /s/ James T. Esposito
       -----------------               ---------------------------------------
                                       James T. Esposito
                                       Vice President and Controller
                                       (Chief Accounting Officer)

                                   SIGNATURES
                                  -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant listed below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     BUILDING MATERIALS INVESTMENT CORPORATION

DATE:  August 17, 2004               BY:   /s/ John F. Rebele
       -----------------                   ------------------------------------
                                           John F. Rebele
                                           Senior Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Chief Accounting Officer)