Form 10-Q
period 2004-10-03
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS INVESTMENT CORP
filed 2004-11-17
CIK 927314, 1078706, 1078820

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended OCTOBER 3, 2004

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

As of November 17, 2004, 1,015,010 shares of Class A Common Stock, $.001 par value of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of November 17, 2004, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. As of November 17, 2004, no shares of the registrant or the additional registrants were held by non-affiliates.

                                                    ADDITIONAL REGISTRANTS


                                                                                                         Address, including zip code
                                                                                                           and telephone number,
    Exact name of                 State or other                No. of                                    including area code, of
    registrant as                 jurisdiction of               Shares       Commission File No./I.R.S.    registrant's principal
specified in its charter     incorporation or organization    Outstanding    Employer Identification No.     executive offices
------------------------     -----------------------------    -----------    ---------------------------  ------------------------
Building Materials                    Delaware                     10              333-69749-01/               1361 Alps Road
  Manufacturing Corporation                                                        22-3626208                  Wayne, NJ 07470
                                                                                                               (973) 628-3000


Building Materials                    Delaware                     10              333-69749-02/               300 Delaware Avenue
  Investment Corporation                                                           22-3626206                     Suite 303
                                                                                                               Wilmington, DE 19801
                                                                                                               (302) 427-5960

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


                    BUILDING MATERIALS CORPORATION OF AMERICA

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           THIRD QUARTER ENDED               NINE MONTHS ENDED
                                                                      ----------------------------      ----------------------------
                                                                        SEPT. 28,        OCT. 3,          SEPT. 28,        OCT. 3,
                                                                           2003           2004             2003             2004
                                                                      ------------    ------------      ------------    ------------
Net sales....................................................         $   459,887     $   468,738       $ 1,209,142     $ 1,312,269
                                                                      ------------    ------------      ------------    ------------

Costs and expenses, net:
  Cost of products sold......................................             318,900         319,451           849,630         900,165
  Selling, general and administrative........................              91,315         101,905           246,855         286,541
  Gain on sale of assets.....................................                   -               -            (5,739)              -
                                                                      ------------    ------------      ------------    ------------
    Total costs and expenses, net............................             410,215         421,356         1,090,746       1,186,706
                                                                      ------------    ------------      ------------    ------------
Operating income.............................................              49,672          47,382           118,396         125,563
Interest expense.............................................             (15,241)        (18,237)          (42,540)        (46,917)
Other expense, net...........................................                (737)         (1,971)           (5,014)         (4,531)
                                                                      ------------    ------------      ------------    ------------
Income before income taxes...................................              33,694          27,174            70,842          74,115
Income tax expense...........................................             (12,130)        (10,122)          (25,503)        (27,608)
                                                                      ------------    ------------      ------------    ------------
Net income...................................................         $    21,564     $    17,052       $    45,339     $    46,507
                                                                      ============    ============      ============    ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                        DEC. 31,            OCT. 3,
                                                                                                          2003               2004
ASSETS                                                                                                 ----------         ----------
Current Assets:
  Cash and cash equivalents..............................................................              $   2,880          $  10,880
  Accounts receivable, trade, less allowance
    of $1,363 and $1,624 at December 31, 2003
    and October 3, 2004, respectively....................................................                188,231            324,832
  Accounts receivable, other.............................................................                  5,864              2,894
  Tax receivable from parent corporation.................................................                  7,044              2,018
  Inventories, net.......................................................................                135,960            184,512
  Other current assets...................................................................                  5,002              7,099
                                                                                                       ----------         ----------
    Total Current Assets.................................................................                344,981            532,235
Property, plant and equipment, net.......................................................                342,216            362,418
Goodwill, net of accumulated amortization
    of $16,370 at December 31, 2003 and
    October 3, 2004, respectively........................................................                 63,294             63,294
Other noncurrent assets..................................................................                 31,989             32,572
                                                                                                       ----------         ----------
Total Assets.............................................................................              $ 782,480          $ 990,519
                                                                                                       ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt...................................................              $   2,504          $ 152,456
  Accounts payable.......................................................................                 92,849            108,778
  Payable to related parties.............................................................                  9,074             12,855
  Loans payable to parent corporation....................................................                 52,840             52,840
  Accrued liabilities....................................................................                 63,096             80,535
  Reserve for product warranty claims....................................................                 14,900             14,900
                                                                                                       ----------         ----------
  Total Current Liabilities..............................................................                235,263            422,364
                                                                                                       ----------         ----------
Long-term debt less current maturities...................................................                545,693            525,127
                                                                                                       ----------         ----------
Reserve for product warranty claims......................................................                 17,072             16,714
                                                                                                       ----------         ----------
Deferred income tax liabilities..........................................................                  3,308              9,077
                                                                                                       ----------         ----------
Other liabilities........................................................................                 23,212             23,130
                                                                                                       ----------         ----------
Stockholders' Equity (Deficit):
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    400,000 shares authorized; no shares issued..........................................                      -                  -
  Class A Common Stock, $.001 par value per share,
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding...............................................................                      1                  1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 15,000 and 0 shares
    issued and outstanding in 2003 and 2004,
    respectively.........................................................................                      -                  -
  Loans receivable from parent corporation...............................................                (55,587)           (55,659)
  Retained earnings......................................................................                 18,696             54,943
  Accumulated other comprehensive loss...................................................                 (5,178)            (5,178)
                                                                                                       ----------         ----------
    Total Stockholders' Equity (Deficit).................................................                (42,068)            (5,893)
                                                                                                       ----------         ----------
Total Liabilities and Stockholders' Equity (Deficit).....................................              $ 782,480          $ 990,519
                                                                                                       ==========         ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                          ---------------------------
                                                                                           SEPT. 28,         OCT. 3,
                                                                                            2003              2004
                                                                                          ---------         ---------

Cash and cash equivalents, beginning of period..........                                  $ 96,173          $  2,880
                                                                                          ---------         ---------

Cash provided by (used in) operating activities:
  Net income ...........................................                                    45,339            46,507
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
      Gain on sale of assets............................                                    (5,739)                -
      Depreciation......................................                                    29,180            32,103
      Amortization......................................                                     1,534             1,694
      Deferred income taxes.............................                                    24,957            26,758
      Noncash interest charges, net.....................                                     4,006             5,012
  Increase in working capital items.....................                                  (124,792)         (150,727)
  Decrease in long-term reserve for product
   warranty claims......................................                                    (1,251)             (358)
  Repayments for repurchase of accounts receivable......                                  (105,388)                -
  Increase in other assets..............................                                      (879)           (2,420)
  Increase (decrease) in other liabilities..............                                     1,128               (51)
  Change in net receivable from/payable to related
    parties/parent corporations.........................                                        60           (12,182)
  Other, net............................................                                       418                81
                                                                                          ---------         ---------
Net cash used in operating activities  .................                                  (131,427)          (53,583)
                                                                                          ---------         ---------

Cash provided by (used in) investing activities:
  Capital expenditures..................................                                   (23,307)          (29,386)
  Acquisition of manufacturing facility.................                                         -           (23,185)
  Proceeds from sale of assets..........................                                     9,315                 -
                                                                                          ---------         ---------
Net cash used in investing activities...................                                   (13,992)          (52,571)
                                                                                          ---------         ---------
Cash provided by (used in) financing activities:
  Proceeds from loan payable to parent corporation......                                    38,351                 -
  Proceeds from issuance of long-term debt..............                                   327,407           682,465
  Repayments of long-term debt..........................                                  (246,699)         (553,611)
  Distributions to parent corporation...................                                       (15)             (260)
  Dividends to parent corporation.......................                                         -           (10,000)
  Loans to parent corporation...........................                                   (38,426)              (72)
  Financing fees and expenses...........................                                    (9,115)           (4,368)
                                                                                          ---------         ---------
Net cash provided by financing activities...............                                    71,503           114,154
                                                                                          ---------         ---------
Net change in cash and cash equivalents.................                                   (73,916)            8,000
                                                                                          ---------         ---------
Cash and cash equivalents, end of period................                                  $ 22,257          $ 10,880
                                                                                          =========         =========
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized of $500 and
      $854 in 2003 and 2004, respectively)..............                                  $ 39,511          $ 37,846
    Income taxes (including federal income taxes paid
      pursuant to a tax sharing agreement of $0 and
      $15,963 in 2003 and 2004, respectively)...........                                       451            16,906


          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at October 3, 2004, and the results of operations and cash flows for the third quarter and nine month periods ended September 28, 2003 and October 3, 2004. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 Form 10-K").

           Certain reclassifications have been made to conform to current year presentation.

NOTE 1.    NEW ACCOUNTING PRONOUNCEMENT

           In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act")," ("FSP FAS No. 106-2") which supersedes FSP FAS No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," ("FSP FAS No. 106-1"). FSP FAS No. 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 to employers that sponsor postretirement health care plans which provide prescription drug benefits.

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

           FSP FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company has adopted the provisions of FSP FAS No. 106-2 effective for the quarterly period beginning July 5, 2004 and noted no material impact on the accounting for its postretirement medical and life insurance plan.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2.   INVENTORIES

     Inventories consist of the following:

                                                                                      DEC. 31,          OCT. 3,
                                                                                       2003              2004
                                                                                    ----------        ----------
                                                                                            (THOUSANDS)
          Finished goods........................................................    $  89,684         $ 121,586
          Work-in process.......................................................       12,499            15,177
          Raw materials and supplies............................................       39,208            53,880
                                                                                    ----------        ----------
          Total.................................................................      141,391           190,643
          Less LIFO reserve.....................................................       (5,431)           (6,131)
                                                                                    ----------        ----------
          Inventories, net......................................................    $ 135,960         $ 184,512
                                                                                    ==========        ==========


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

           In connection with the acquisition of the Quakertown manufacturing facility, the Company entered into a long-term supply agreement with Atlas Roofing Corporation, whereby the Company is obligated to purchase certain minimum amounts of dry felt and other products at fair market value through April 30, 2011. As of October 3, 2004 our minimum purchase obligation under the Atlas Roofing Corporation long-term supply agreement aggregated to $24.0 million.

           In May 2003, the Company sold property in Ontario, California for net cash proceeds of approximately $9.3 million, which resulted in a pre-tax gain of approximately $5.7 million.

NOTE 4.    LONG-TERM DEBT

           On May 7, 2004, the Company amended its $350 million Senior Secured Revolving Credit Facility (the "Senior Secured Revolving Credit Facility"), which reduced the floating rate of interest as defined in the Senior Secured Revolving Credit Facility. On July 12 and July 19, 2004, the Senior Secured Revolving Credit Facility was further amended to allow for the issuance of our 7 3/4% Senior Notes due 2014 (the "2014 Notes").

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4.    LONG-TERM DEBT - (CONTINUED)

           On July 26, 2004, the Company issued $200.0 million in aggregate principal amount of 7 3/4% Senior Notes due 2014, at 100.0% of the principal amount. The net proceeds from the issuance of the 2014 Notes, after deducting initial purchasers' discounts and commissions and offering expenses were approximately $195.9 million. On August 26, 2004, the Company exercised a call notice issued on July 26, 2004 and used approximately $101.8 million of the net proceeds to redeem all of its issued and outstanding 8 5/8% Senior Notes due 2006 (the "2006 Notes"), including accrued and unpaid interest on such notes through the date of redemption. In addition, the Company used the remaining net proceeds of approximately $94.1 million to reduce amounts outstanding under its Senior Secured Revolving Credit Facility. The redemption price of the 2006 Notes was 101.438% of the principal amount outstanding and the premium of approximately $1.4 million was recorded in interest expense in July 2004. In connection with the extinguishment of the 2006 Notes, the Company expensed the remaining deferred financing fees of approximately $0.7 million in July 2004 and included this amount in interest expense.

           Under the terms and conditions of the 2014 Notes, the noteholders have the right under the indenture governing such notes to require the Company to purchase the 2014 Notes at a price of 101% of the principal amount thereof, plus any accrued and unpaid interest, in the event of a change in control, as defined in the 2014 Notes. Upon the expiration of this right, the Company would have the option to purchase the 2014 Notes at a purchase price equal to 100% of the aggregate principal amount, plus the applicable premium, as defined in the 2014 Notes, together with any accrued and unpaid interest. The Company also has the option to redeem some or all of the 2014 Notes beginning on August 1, 2009 at specified redemption premiums through August 1, 2012, as defined in the 2014 Notes. Finally, pursuant to the terms and conditions of the 2014 Notes, the registration statement related to the exchange offer of the 2014 Notes is required to be deemed effective by the Securities and Exchange Commission (the "SEC") within a specified time period as outlined in the 2014 Notes. In the event the 2014 Notes are not deemed effective by the SEC within the specified time period, the Company is subject to an additional special interest provision, as defined in the 2014 Notes.

           The 2014 Notes, as well as the 7 3/4% Senior Notes due 2005, the 8% Senior Notes due 2007 and the 8% Senior Notes due 2008 (collectively, the "Senior Notes") are secured by a second priority lien on the assets securing the Senior Secured Revolving Credit Facility for so long as the first priority lien remains in effect, subject to certain limited exceptions and have been guaranteed by the subsidiaries that guaranteed the Senior Secured Revolving Credit Facility. As of October 3, 2004, the book value of the collateral securing the Senior Notes and the Senior Secured Revolving Credit Facility was approximately $973.6 million.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4.    LONG-TERM DEBT - (CONTINUED)

           Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing the Company's Senior Notes, the Company is subject to certain financial covenants. These financial covenants include, among others, interest coverage, minimum EBITDA (earnings before income taxes and extraordinary items increased by interest expense, depreciation, goodwill and other amortization) as defined, limitations on the amount of annual capital expenditures and indebtedness, restrictions on restricted payments, including dividends and distributions to the Company's parent corporations and on incurring liens, and restrictions on investments and other payments. In addition, if a change of control as defined in the Senior Secured Revolving Credit Facility occurs, the Senior Secured Revolving Credit Facility could be terminated and the loans under the Senior Secured Revolving Credit Facility accelerated by the holders of that indebtedness. If that event occurred, it would cause the Company's outstanding Senior Notes to be accelerated.

           As of October 3, 2004, after giving effect to the most restrictive of the aforementioned restrictions, the Company could have paid dividends or made other restricted payments up to $5.0 million to its parent corporations. In addition at October 3, 2004, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions as outlined in the Senior Secured Revolving Credit Facility. As of October 3, 2004, the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility and the indentures governing the Senior Notes.

           As of October 3, 2004, the Company had total outstanding consolidated indebtedness of $677.6 million, of which $152.5 million matures prior to the end of the third quarter of 2005 and $31.0 million represents borrowings outstanding under the Senior Secured Revolving Credit Facility. The Company anticipates funding these obligations principally from its cash on hand, cash flows from operations and/or additional borrowings under its Senior Secured Revolving Credit Facility.

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

           The reserve for product warranty claims consists of the following for the third quarter and nine month periods ended September 28, 2003 and October 3, 2004, respectively:

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 5.  WARRANTY CLAIMS - (CONTINUED)

                                                THIRD QUARTER ENDED     NINE MONTHS ENDED
                                              ----------------------   ---------------------
                                              SEPT. 28,     OCT. 3,     SEPT. 28,    OCT. 3,
                                                 2003        2004        2003        2004
                                              ---------    ---------   ---------   ---------
                                                                 (THOUSANDS)

Beginning balance...................          $ 32,266     $ 31,436    $ 33,287    $ 31,972
Charged to cost of products sold....             5,968        6,116      15,519      17,155
Payments/deductions.................            (6,198)      (5,938)    (16,770)    (17,513)
                                              ---------    ---------   ---------   ---------
Ending balance......................          $ 32,036     $ 31,614    $ 32,036    $ 31,614
                                              =========    =========   =========   =========

NOTE 6.    BENEFIT PLANS

           In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits," ("SFAS No. 132") which revises employers' disclosures about pension plans and other postretirement benefit plans. The revised SFAS No. 132 requires disclosures in addition to those in the original SFAS No. 132 related to the assets, obligations, cash flows and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans, including interim disclosures regarding components of net periodic benefit costs recognized during interim periods. The Company adopted the interim disclosure provisions of SFAS No. 132 effective for the quarterly period beginning January 1, 2004.

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

           The Company's net periodic pension cost for the Retirement Plans included the following components for the third quarter and nine month periods ended September 28, 2003 and October 3, 2004, respectively:

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6.  BENEFIT PLANS - (CONTINUED)


                                                                          THIRD QUARTER ENDED     NINE MONTHS ENDED
                                                                        ----------------------   ---------------------
                                                                         SEPT. 28,     OCT. 3,    SEPT. 28,    OCT. 3,
                                                                           2003         2004        2003        2004
                                                                        ---------    ---------   ---------   ---------
                                                                                         (THOUSANDS)
Service cost..................................................          $    300     $    349    $    899    $  1,047
Interest cost.................................................               452          484       1,356       1,452
Expected return on plan assets................................              (638)        (672)     (1,913)     (2,015)
Amortization of unrecognized
  prior service cost..........................................                 9            9          27          27
Amortization of net losses from
  earlier periods.............................................                48           73         144         218
                                                                        ---------    ---------   ---------   ---------
Net periodic pension cost.....................................          $    171     $    243    $    513    $    729
                                                                        =========    =========   =========   =========

         At October 3, 2004, the Company does not expect to make any pension contribution to the Retirement Plans in 2004, which is consistent with its expectations at December 31, 2003.

         Postretirement Medical and Life Insurance

         The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.

         Net periodic postretirement benefit cost included the following components for the third quarter and nine month periods ended September 28, 2003 and October 3, 2004, respectively:

                                                                          THIRD QUARTER ENDED     NINE MONTHS ENDED
                                                                        ----------------------   ---------------------
                                                                         SEPT. 28,     OCT. 3,    SEPT. 28,    OCT. 3,
                                                                           2003        2004        2003        2004
                                                                        ---------    ---------   ---------   ---------
                                                                                         (THOUSANDS)
Service cost..................................................          $     30     $     35    $     92    $    106
Interest cost.................................................                77           76         230         228
Amortization of unrecognized
  prior service cost..........................................               (24)         (24)        (71)        (71)
Amortization of net gains
  from earlier periods........................................               (65)         (59)       (195)       (177)
                                                                        ---------    ---------   ---------   ---------
Net periodic postretirement
  benefit cost................................................          $     18     $     28    $     56    $     86
                                                                        =========    =========   =========   =========


                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6.    BENEFIT PLANS - (CONTINUED)

           At October 3, 2004, the Company expects to make aggregate benefit claim payments of approximately $0.3 million in 2004, which are related to postretirement medical and life insurance expenses. This is consistent with the Company's expectations at December 31, 2003.

NOTE 7.    LONG-TERM INCENTIVE PLAN

           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for any entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends Accounting Principles Board Opinion No. 28 "Interim Financial Reporting" ("APB No. 28"), to require disclosures about those effects in interim financial information beginning with the Company's first quarter ended March 30, 2003. The Company has adopted the additional interim disclosure provisions of SFAS No. 148 as it relates to its 2001 Long-Term Incentive Plan. Compensation expense for the Company's incentive units was $0.8 and $1.7 million for the third quarter ended September 28, 2003 and October 3, 2004, respectively, and $2.3 and $5.0 million for the nine month period ended September 28, 2003 and October 3, 2004, respectively. The Company's pro forma net income under SFAS No. 123 would have been the same as actual net income.

NOTE 8.    RELATED PARTY TRANSACTIONS

           The Company makes loans to and borrows from its parent corporations from time to time at prevailing market rates. At October 3, 2004, BMCA Holdings Corporation owed the Company $55.7 million, including interest of $0.4 million, and the Company owed BMCA Holdings Corporation $52.8 million. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $0.7 and $2.1 million during the third quarter and nine month periods ended October 3, 2004, respectively. Interest expense on the Company's loans from BMCA Holdings Corporation amounted to $0.7 and $2.0 million during the third quarter and nine month periods ended October 3, 2004, respectively. Loans payable to/receivable from the Company's parent corporations are due on demand and provide each party with the right to offset of its related obligation to the other party and are subject to limitations outlined in the Company's Senior Secured Revolving Credit Facility and its Senior Notes.

           On February 25, 2004 and April 21, 2004, the Company declared and paid cash dividends of $5.0 million and $5.0 million, respectively, to its parent corporation.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8.    RELATED PARTY TRANSACTIONS - (CONTINUED)

           On June 15, 2004 and September 15, 2004, the Company paid $6.4 and $9.6 million, respectively, in federal income tax payments to its parent corporation pursuant to a tax sharing agreement. These amounts have been included in the "Change in net receivable from/payable to related parties/parent corporations" in the Consolidated Statement of Cash Flows.

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

           Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may seek to file Asbestos Claims against the Company (with approximately 1,900 alleged Asbestos Claims having been filed against the Company as of October 3, 2004). The Company believes that it will not sustain any liability in connection with these or any other asbestos-related claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion, on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claim against the Company. On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). On May 13, 2003 the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will be heard by the District Court directly. The BMCA Action is in a pretrial discovery stage and no trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation although the Company believes its claims are meritorious. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it or its assets, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.    CONTINGENCIES - (CONTINUED)

           On or about February 8, 2001, a creditors' committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of the Company with G-I Holdings or an order directing G-I Holdings to cause the Company to file for bankruptcy protection. The Company and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the bankruptcy court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the bankruptcy court denied the motion. The creditors' committee appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003. The creditors' committee appealed the denial to the Third Circuit Court of Appeals, which denied the appeal on September 24, 2004. The creditors' committee filed a petition with the Third Circuit Court of Appeals for a rehearing of its denial of the creditors' committee's appeal, which was denied by the Court on October 26, 2004.

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

           On July 7, 2004, the creditors' committee in the G-I Holdings' bankruptcy case filed a claim challenging as a fraudulent conveyance the transactions entered into in connection with the Company's formation in 1994 (the "1994 transaction"), in which G-I Holdings caused to be transferred to the Company all of its roofing business and assets and in which the Company assumed certain liabilities relating to those assets, as well as a specified amount of asbestos liabilities. In addition, on July 7, 2004, the creditors' committee filed a claim against holders of BMCA's bank and bond debt outstanding in 2000 seeking to avoid liens granted to them, based on the committee's theory that the 1994 transaction was a fraudulent conveyance. On August 3, 2004, the creditors' committee filed an amended complaint adding the names of additional alleged bondholders.

           On July 20, 2004, the creditors' committee appealed the court's decision, issued on June 8, 2004, seeking the authority to file a lawsuit against the banks and bondholders discussed above, challenging the liens granted to them in 2000 as a fraudulent conveyance and are appealing, among other things, certain adverse rulings on statute of limitation issues. This appeal remains pending before the District Court.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.    CONTINGENCIES - (CONTINUED)

           On August 3, 2004, the creditors' committee filed a motion with the bankruptcy court seeking to impose certain conditions on the redemption of the 2006 Notes, or in the alternative, temporarily enjoin the Company from satisfying such redemption. On August 5, 2004, the bankruptcy court, having previously ruled on June 8, 2004, that the redemption could proceed without restriction, refused to impose any conditions on the redemption or to enjoin, on a preliminary basis, the Company from repaying the 2006 Notes pursuant to the July 26, 2004 call notice, or from purchasing any of its Senior Notes on the open market. The committee subsequently withdrew its motion as being moot, and the redemption of the 2006 Notes concluded on August 26, 2004.

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

           Other Litigation

           On or about February 17, 2004, litigation was commenced against the Company in the United States District Court for the Eastern district of Pennsylvania by CertainTeed Corporation alleging patent infringement in connection with certain of its products representing less than 5% of its net sales. The Company intends to defend itself vigorously in this matter, has denied CertainTeed's claims and has filed counterclaims against CertainTeed for patent infringement, violations of the antitrust laws and for trade libel. Although this matter is in pretrial proceedings and there can be no assurances made, the Company believes that CertainTeed's claims are without merit and will not have a material adverse effect on the Company.

           For a further discussion with respect to the history of environmental matters and other litigation, reference is made to Notes 2 and 18 to consolidated financial statements contained in the Company's 2003 Form 10-K.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.    CONTINGENCIES - (CONTINUED)

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

NOTE 10.   SUBSEQUENT EVENTS

           Senior Note Offerings

           On October 7, 2004, under the terms and conditions of the 2014 Notes, the Company filed a registration statement with the Securities and Exchange Commission on Form S-4 to register the 2014 Notes.

           On November 5, 2004, the Company further amended its Senior Secured Revolving Credit Facility to allow for the issuance of an additional $50.0 million of 2014 Notes.

         On November 10, 2004, the Company issued an additional $50.0 million in aggregate principal amount of its 2014 Notes. The additional 2014 Notes were issued under an indenture dated July 26, 2004, pursuant to which the Company previously issued its original $200.0 million of 7 3/4% Senior Notes due 2014.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10.   SUBSEQUENT EVENTS - (CONTINUED)

These additional 2014 Notes rank equally with and formed a part of a single series with such original 2014 Notes and have the same terms and conditions.
The net proceeds from the issuance of the additional 2014 Notes, after deducting the offering expenses and including the addition of the applicable premium were approximately $50.6 million. The Company will use the net proceeds from the additional 2014 Notes to reduce amounts outstanding under its Senior Secured Revolving Credit Facility. The premium of approximately $0.9 million will be included in long-term debt and will be amortized over the life of the 2014 Notes.

NOTE 11.   GUARANTOR FINANCIAL INFORMATION

           At October 3, 2004, all of the Company's subsidiaries are guarantors under the Company's $350.0 million Senior Secured Revolving Credit Facility and its Senior Notes. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 8% Senior Notes due 2007.

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

           Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiary. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto. Separate financial statements for the Company, the guarantor subsidiaries and the non-guarantor subsidiary is not included herein, because management has determined that these financial statements are not material to investors.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     THIRD QUARTER ENDED SEPTEMBER 28, 2003
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                         Parent       Guarantor
                                                                        Company      Subsidiaries    Eliminations      Consolidated
                                                                        -------      ------------    ------------      ------------
Net sales...............................................                $ 430,085       $ 29,802       $       -         $ 459,887
Intercompany net sales..................................                   22,197        306,580        (328,777)                -
                                                                        ----------      ---------      ----------        ----------
  Total net sales.......................................                  452,282        336,382        (328,777)          459,887
                                                                        ----------      ---------      ----------        ----------
Costs and expenses, net:
  Cost of products sold.................................                  348,161        299,516        (328,777)          318,900
  Selling, general and administrative...................                   72,365         18,950               -            91,315
  Transition service agreement (income) expense.........                       25            (25)              -                 -
                                                                        ----------      ---------      ----------        ----------
  Total costs and expenses, net.........................                  420,551        318,441        (328,777)          410,215
                                                                        ----------      ---------      ----------        ----------
Operating income........................................                   31,731         17,941               -            49,672

Equity in earnings of subsidiaries......................                   21,122              -         (21,122)                -
Intercompany licensing income (expense), net............                  (18,092)        18,092               -                 -
Interest expense........................................                  (12,172)        (3,069)              -           (15,241)
Other income (expense), net.............................                     (776)            39               -              (737)
                                                                        ----------      ---------      ----------        ----------
Income before income taxes..............................                   21,813         33,003         (21,122)           33,694
Income tax expense......................................                     (249)       (11,881)              -           (12,130)
                                                                        ----------      ---------      ----------        ----------
Net income..............................................                $  21,564       $ 21,122       $ (21,122)        $  21,564
                                                                        ==========      =========      ==========        ==========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       THIRD QUARTER ENDED OCTOBER 3, 2004
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                         Parent       Guarantor
                                                                        Company      Subsidiaries    Eliminations    Consolidated
                                                                       --------      ------------    ------------    ------------

Net sales...............................................                $ 439,131       $ 29,607       $       -       $ 468,738
Intercompany net sales..................................                    4,256        318,889        (323,145)              -
                                                                        ----------      ---------      ----------      ----------
  Total net sales.......................................                  443,387        348,496        (323,145)        468,738
                                                                        ----------      ---------      ----------      ----------

Costs and expenses, net:
  Cost of products sold.................................                  333,074        309,522        (323,145)        319,451
  Selling, general and administrative...................                   79,118         22,787               -         101,905
  Transition service agreement (income) expense.........                       25            (25)              -               -
                                                                        ----------      ---------      ----------      ----------
  Total costs and expenses, net.........................                  412,217        332,284        (323,145)        421,356
                                                                        ----------      ---------      ----------      ----------
Operating income........................................                   31,170         16,212               -          47,382

Equity in earnings of subsidiaries......................                   19,416              -         (19,416)              -
Intercompany licensing income (expense), net............                  (17,735)        17,735               -               -
Interest expense........................................                  (15,116)        (3,121)              -         (18,237)
Other income (expense), net.............................                   (2,086)           115               -          (1,971)
                                                                        ----------      ---------      ----------      ----------
Income before income taxes..............................                   15,649         30,941         (19,416)         27,174
Income tax (expense) benefit............................                    1,403        (11,525)              -         (10,122)
                                                                        ----------      ---------      ----------      ----------
Net income..............................................                $  17,052       $ 19,416       $ (19,416)      $  17,052
                                                                        ==========      =========      ==========      ==========


                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 28, 2003
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                         Parent       Guarantor
                                                                        Company      Subsidiaries    Eliminations      Consolidated
                                                                        -------      ------------    ------------      ------------

Net sales...............................................               $ 1,122,975    $    86,167     $         -       $ 1,209,142
Intercompany net sales..................................                    62,140        818,487        (880,627)                -
                                                                       ------------   ------------    ------------      ------------
  Total net sales.......................................                 1,185,115        904,654        (880,627)        1,209,142
                                                                       ------------   ------------    ------------      ------------

Costs and expenses, net:
  Cost of products sold.................................                   929,183        801,074        (880,627)          849,630
  Selling, general and administrative...................                   192,167         54,688               -           246,855
  Gain on sale of assets................................                         -         (5,739)              -            (5,739)
  Transition service agreement (income) expense.........                        75            (75)              -                 -
                                                                       ------------   ------------    ------------      ------------
  Total costs and expenses, net.........................                 1,121,425        849,948        (880,627)        1,090,746
                                                                       ------------   ------------    ------------      ------------
Operating income........................................                    63,690         54,706               -           118,396

Equity in earnings of subsidiaries......................                    59,089              -         (59,089)                -
Intercompany licensing income (expense), net............                   (47,405)        47,405               -                 -
Interest expense........................................                   (32,505)       (10,035)              -           (42,540)
Other income (expense), net.............................                    (5,264)           250               -            (5,014)
                                                                       ------------   ------------    ------------      ------------
Income before income taxes..............................                    37,605         92,326         (59,089)           70,842
Income tax (expense) benefit............................                     7,734        (33,237)              -           (25,503)
                                                                       ------------   ------------    ------------      ------------
Net income..............................................               $    45,339    $    59,089     $   (59,089)      $    45,339
                                                                       ============   ============    ============      ============


                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        NINE MONTHS ENDED OCTOBER 3, 2004
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                          Parent       Guarantor
                                                                          Company     Subsidiaries    Eliminations     Consolidated
                                                                       ------------   ------------    ------------      ------------

Net sales.............................................                 $ 1,224,854    $    87,415     $         -       $ 1,312,269
Intercompany net sales................................                      44,546        893,772        (938,318)                -
                                                                       ------------   ------------    ------------      ------------
  Total net sales.....................................                   1,269,400        981,187        (938,318)        1,312,269
                                                                       ------------   ------------    ------------      ------------
Costs and expenses, net:
  Cost of products sold...............................                     971,261        867,222        (938,318)          900,165
  Selling, general and administrative.................                     221,673         64,868               -           286,541
  Transition service agreement (income) expense.......                          75            (75)              -                 -
                                                                       ------------   ------------    ------------      ------------
  Total costs and expenses, net.......................                   1,193,009        932,015        (938,318)        1,186,706
                                                                       ------------   ------------    ------------      ------------
Operating income......................................                      76,391         49,172               -           125,563

Equity in earnings of subsidiaries....................                      57,183              -         (57,183)                -
Intercompany licensing income (expense), net..........                     (50,776)        50,776               -                 -
Interest expense......................................                     (37,901)        (9,016)              -           (46,917)
Other income (expense), net...........................                      (4,727)           196               -            (4,531)
                                                                       ------------   ------------    ------------      ------------
Income before income taxes............................                      40,170         91,128         (57,183)           74,115
Income tax (expense) benefit..........................                       6,337        (33,945)              -           (27,608)
                                                                       ------------   ------------    ------------      ------------
Net income............................................                 $    46,507    $    57,183     $   (57,183)      $    46,507
                                                                       ============   ============    ============      ============


                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                Parent           Guarantor
                                                                Company         Subsidiaries       Eliminations   Consolidated
                                                               ------------     ------------       ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents...............................     $         8      $     2,872        $         -    $     2,880
  Accounts receivable, trade, net.........................         173,945           14,286                  -        188,231
  Accounts receivable, other..............................           5,115              749                  -          5,864
  Tax receivable from parent corporation..................           7,044                -                  -          7,044
  Inventories, net........................................          87,399           48,561                  -        135,960
  Other current assets....................................           2,434            2,568                  -          5,002
                                                               ------------     ------------       ------------   ------------
    Total Current Assets..................................         275,945           69,036                  -        344,981

Investment in subsidiaries................................         476,695                -           (476,695)             -
Intercompany loans including accrued
  interest................................................          30,582          (30,582)                 -              -
Due from/(to) subsidiaries, net...........................        (335,690)         335,690                  -              -
Property, plant and equipment, net........................          40,769          301,447                  -        342,216
Goodwill, net.............................................          40,080           23,214                  -         63,294
Other noncurrent assets...................................          13,126           18,863                  -         31,989
                                                               ------------     ------------       ------------   ------------
Total Assets..............................................     $   541,507      $   717,668        $  (476,695)   $   782,480
                                                               ============     ============       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt....................     $         -      $     2,504        $         -    $     2,504
  Accounts payable........................................          43,331           49,518                  -         92,849
  Payable to related parties..............................           1,969            7,105                  -          9,074
  Loans payable to parent corporation.....................          52,840                -                  -         52,840
  Accrued liabilities.....................................          23,511           39,585                  -         63,096
  Reserve for product warranty claims.....................          14,900                -                  -         14,900
                                                               ------------     ------------       ------------   ------------
    Total Current Liabilities.............................         136,551           98,712                  -        235,263

Long-term debt less current maturities....................         404,297          141,396                  -        545,693
Reserve for product warranty claims.......................          16,407              665                  -         17,072
Deferred income tax liabilities...........................           3,308                -                  -          3,308
Other liabilities.........................................          23,012              200                  -         23,212
                                                               ------------     ------------       ------------   ------------
Total Liabilities.........................................         583,575          240,973                  -        824,548

Total Stockholders' Equity (Deficit)......................         (42,068)         476,695           (476,695)       (42,068)
                                                               ------------     ------------       ------------   ------------
Total Liabilities and Stockholders'
     Equity (Deficit) ....................................     $   541,507      $   717,668        $  (476,695)   $   782,480
                                                               ============     ============       ============   ============


                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 OCTOBER 3, 2004
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                    Parent        Guarantor
                                                                   Company       Subsidiaries       Eliminations      Consolidated
                                                                   -------       ------------       ------------      ------------
ASSETS
Current Assets:
  Cash and cash equivalents.............................       $        12      $    10,868        $         -       $    10,880
  Accounts receivable, trade, net.......................           304,285           20,547                  -           324,832
  Accounts receivable, other............................             2,410              484                  -             2,894
  Tax receivable from parent corporation................             2,018                -                  -             2,018
  Inventories, net......................................           114,710           69,802                  -           184,512
  Other current assets..................................             2,939            4,160                  -             7,099
                                                               ------------     ------------       ------------      ------------
    Total Current Assets................................           426,374          105,861                  -           532,235

Investment in subsidiaries..............................           538,878                -           (538,878)                -
Intercompany loans including accrued
  interest..............................................            49,731          (49,731)                 -                 -
Due from/(to) subsidiaries, net.........................          (400,140)         400,140                  -                 -
Property, plant and equipment, net......................            41,955          320,463                  -           362,418
Goodwill, net...........................................            40,080           23,214                  -            63,294
Other noncurrent assets.................................            13,555           19,017                  -            32,572
                                                               ------------     ------------       ------------      ------------
Total Assets............................................       $   710,433      $   818,964        $  (538,878)      $   990,519
                                                               ============     ============       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt..................       $   149,926      $     2,530        $         -        $  152,456
  Accounts payable......................................            32,584           76,194                  -           108,778
  Payable to related parties............................             2,061           10,794                  -            12,855
  Loans payable to parent corporation...................            52,840                -                  -            52,840
  Accrued liabilities...................................            30,436           50,099                  -            80,535
  Reserve for product warranty claims...................            14,900                -                  -            14,900
                                                               ------------     ------------       ------------      ------------
    Total Current Liabilities...........................           282,747          139,617                  -           422,364

Long-term debt less current maturities..................           385,649          139,478                  -           525,127
Reserve for product warranty claims.....................            15,916              798                  -            16,714
Deferred income tax liabilities.........................             9,077                -                  -             9,077
Other liabilities.......................................            22,937              193                  -            23,130
                                                               ------------     ------------       ------------      ------------
Total Liabilities.......................................           716,326          280,086                  -           996,412

Total Stockholders' Equity (Deficit)....................            (5,893)         538,878           (538,878)           (5,893)
                                                               ------------     ------------       ------------      ------------
Total Liabilities and Stockholders'
     Equity (Deficit)...................................       $   710,433      $   818,964        $  (538,878)      $   990,519
                                                               ============     ============       ============      ============


                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 28, 2003
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                                                       Non-
                                                                   Parent        Guarantor           Guarantor
                                                                  Company       Subsidiaries        Subsidiary       Consolidated
                                                               ------------     ------------       ------------      ------------

Cash and cash equivalents, beginning of period.......          $        60      $    96,113        $         -       $    96,173
                                                               ------------     ------------       ------------      ------------
Cash provided by (used in) operating activities:
  Net income (loss)..................................              (13,750)          59,089                  -            45,339
  Adjustments to reconcile net income(loss)to net
   cash provided by (used in) operating activities:
      Gain on sale of assets.........................                    -           (5,739)                 -            (5,739)
      Depreciation...................................                2,003           27,177                  -            29,180
      Amortization...................................                    -            1,534                  -             1,534
      Deferred income taxes..........................               24,957                -                  -            24,957
      Noncash interest charges, net..................                2,939            1,067                  -             4,006
  (Increase) decrease in working capital items.......             (158,941)            (636)            34,785          (124,792)
  Increase (decrease) in long-term reserve for
   product warranty claims...........................               (1,346)              95                  -            (1,251)
  Repayments from repurchase of accounts receivable..             (105,388)               -                  -          (105,388)
  (Increase) decrease in other assets................                 (557)            (322)                 -              (879)
  Increase (decrease) in other liabilities...........                1,133               (5)                 -             1,128
  Change in net receivable from/payable to
   related parties/parent corporations...............              173,378         (138,533)           (34,785)               60
  Other, net.........................................                  (36)             454                  -               418
                                                               ------------     ------------       ------------      ------------
Net cash used in operating activities................              (75,608)         (55,819)                 -          (131,427)
                                                               ------------     ------------       ------------      ------------
Cash provided by (used in) investing activities:
  Capital expenditures...............................               (4,438)         (18,869)                 -           (23,307)
  Proceeds from sale of assets.......................                    -            9,315                  -             9,315
                                                               ------------     ------------       ------------      ------------
Net cash used in investing activities................               (4,438)          (9,554)                 -           (13,992)
                                                               ------------     ------------       ------------      ------------

Cash provided by (used in) financing activities:
  Proceeds from loan payable to parent corporation...               38,351                -                  -            38,351
  Proceeds from issuance of long-term debt...........              307,676           19,731                  -           327,407
  Repayments of long-term debt.......................             (218,677)         (28,022)                 -          (246,699)
  Distributions to parent corporations...............                  (15)               -                  -               (15)
  Loans to parent corporation........................              (38,426)               -                  -           (38,426)
  Financing fees and expenses........................               (8,910)            (205)                 -            (9,115)
                                                               ------------     ------------       ------------      ------------
Net cash provided by (used in) financing activities..               79,999           (8,496)                 -            71,503
                                                               ------------     ------------       ------------      ------------
Net decrease in cash and cash equivalents............                  (47)         (73,869)                 -           (73,916)
                                                               ------------     ------------       ------------      ------------
Cash and cash equivalents, end of period.............          $        13      $    22,244        $         -       $    22,257
                                                               ============     ============       ============      ============


                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        NINE MONTHS ENDED OCTOBER 3, 2004
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                                Parent              Guarantor
                                                                                Company            Subsidiaries       Consolidated
                                                                              ------------         ------------       -------------
Cash and cash equivalents, beginning of period..........................      $         8           $    2,872        $     2,880
                                                                              ------------         ------------       ------------
Cash provided by (used in) operating activities:
  Net income (loss).....................................................          (10,676)              57,183             46,507
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
       Depreciation.....................................................            2,648               29,455             32,103
       Amortization.....................................................                -                1,694              1,694
       Deferred income taxes............................................           26,758                    -             26,758
       Noncash interest charges, net....................................            3,944                1,068              5,012
  (Increase) decrease in working capital items..........................         (159,273)               8,546           (150,727)
  Increase (decrease) in long-term reserve for
   product warranty claims..............................................             (491)                 133               (358)
  (Increase) decrease in other assets...................................              242               (2,662)            (2,420)
  Decrease in other liabilities.........................................              (44)                  (7)               (51)
  Change in net receivable from/payable to
   related parties/parent corporations..................................           47,615              (59,797)           (12,182)
  Other, net............................................................             (121)                 202                 81
                                                                              ------------         ------------       ------------
Net cash provided by (used in) investing activities.....................          (89,398)              35,815            (53,583)
                                                                              ------------         ------------       ------------
Cash provided by (used in) financing activities:
  Capital expenditures..................................................           (3,713)             (25,673)           (29,386)
  Acquisition of manufacturing facility.................................          (23,185)                   -            (23,185)
                                                                              ------------         ------------       ------------
Net cash used in investing activities...................................          (26,898)             (25,673)           (52,571)
                                                                              ------------         ------------       ------------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt..............................          682,465                    -            682,465
  Repayments of long-term debt..........................................         (551,465)              (2,146)          (553,611)
  Distributions to parent corporation...................................             (260)                   -               (260)
  Dividends to parent corporation.......................................          (10,000)                   -            (10,000)
  Loan to parent corporation............................................              (72)                   -                (72)
  Financing fees and expenses...........................................           (4,368)                   -             (4,368)
                                                                              ------------         ------------       ------------
Net cash provided by (used in) financing activities.....................          116,300               (2,146)           114,154
                                                                              ------------         ------------       ------------
Net change in cash and cash equivalents.................................                4                7,996              8,000
                                                                              ------------         ------------       ------------
Cash and cash equivalents, end of period................................      $        12          $    10,868        $    10,880
                                                                              ============         ============       ============

                    BUILDING MATERIALS CORPORATION OF AMERICA

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Unless otherwise indicated by the context, "we," "us" and "our" refer to Building Materials Corporation of America and its consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES

           There have been no significant changes to our Critical Accounting Policies during the nine month period ended October 3, 2004. For a further discussion on our Critical Accounting Policies, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies" in our annual report on Form 10-K for the fiscal year ended December 31, 2003, which we refer to as the 2003 Form 10-K.

RESULTS OF OPERATIONS

           Roofing product sales is our dominant business, typically accounting for approximately 95% of our consolidated net sales. The main drivers of our roofing business include: the nation's aging housing stock; existing home sales; new home construction; larger new homes; increased home ownership rates; and severe weather and energy concerns. Our roofing business is also affected by raw material costs, including asphalt, energy, and transportation and distribution costs.

           Third Quarter 2004 Compared With Third Quarter 2003

           We recorded net income in the third quarter of 2004 of $17.1 million compared to net income of $21.6 million in the third quarter of 2003. The decrease in third quarter of 2004 net income was primarily attributable to lower operating income together with higher interest expense and higher other expenses.

           Net sales for the third quarter of 2004 were $468.7 million, an increase of $8.8 million over third quarter of 2003 net sales of $459.9 million, with the increase primarily due to higher average selling prices of premium residential and commercial roofing products together with higher unit volumes of commercial roofing products.

           Operating income in the third quarter of 2004 was $47.4 million compared to $49.7 million in the third quarter of 2003. Operating results in the third quarter of 2004 were lower primarily due to higher raw material costs, including asphalt, and higher selling, general and administrative expenses primarily resulting from higher transportation costs, principally due to a rise in fuel costs. These higher operating costs were partially offset by higher selling prices during the quarter through a price increase late in the third quarter of 2004.

                    BUILDING MATERIALS CORPORATION OF AMERICA

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

           Interest expense for the third quarter of 2004 increased to $18.2 million from $15.2 million for the same period in 2003. The increase in interest expense for the third quarter of 2004 is primarily due to the issuance, in July 2004, of $200 million 7 3/4% Senior Notes due 2014, which we refer to as the 2014 Notes, partially offset by the redemption of the Company's $100 million
8 5/8% Senior Notes due 2006, which we refer to as the 2006 Notes, and a reduction in the amount outstanding under the Company's $350 million Senior Secured Revolving Credit Facility, which we refer to as the Senior Secured Revolving Credit Facility. In connection with entering into this financing transaction, the Company recorded additional interest expense of approximately $2.2 million representing the write-off of deferred financing costs associated with the 2006 Notes, the premium paid to exercise the call of the 2006 Notes and other interest related expenses. Other expense net, was $2.0 million for the third quarter of 2004 compared with $0.7 million for the same period in 2003.

           BUSINESS SEGMENT INFORMATION

           Net Sales. Net sales of roofing products for the third quarter of 2004 increased to $448.4 million from $439.6 million for the third quarter of 2003, representing an increase of $8.8 million or 2.0%. The increase in net sales of roofing products was primarily attributable to higher average selling prices. Roofing product net sales were favorably impacted by an increase in net sales of premium laminate shingles primarily due to higher average selling prices. Net sales of specialty building products and accessories remained constant at $20.3 million for the third quarter of 2004 compared to the same period in 2003.

           Gross Margin. Our overall gross margin increased from $141.0 million or 30.7% for the third quarter of 2003 to $149.3 million or 31.9% for the third quarter of 2004. The increase in our gross margin percentage is primarily attributable to an increase in net sales due to an improved sales mix and higher average selling prices, partially offset by higher raw material costs.

           Operating Income. Operating income for the third quarter ended October 3, 2004 decreased to $47.4 million or 10.1% of net sales, compared to $49.7 million or 10.8% of net sales for the same period of 2003. The overall decrease in operating income for the third quarter ended October 3, 2004 is primarily attributable to higher raw material costs, including asphalt, and higher selling, general and administrative expenses resulting from higher transportation costs due to a rise in fuel prices. The higher raw material and transportation costs were partially offset by higher average selling prices.

                      BUILDING MATERIALS CORPORATION OF AMERICA

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

           Nine Months 2004 Compared With Nine Months 2003

           We recorded net income of $46.5 million compared with net income of $45.3 million for the first nine months of 2003. The net income for the first nine months of 2003 included a $3.7 million ($5.7 million pre-tax) after-tax gain from the sale of property in Ontario, California. The increase in the first nine months of 2004 net income was attributable to higher operating income together with slightly lower other expenses, partially offset by higher interest expense.

           Net sales for the first nine months of 2004 were $1,312.3 million, an 8.5% increase over the first nine months of 2003 net sales of $1,209.1 million, with the increase primarily due to higher unit volumes and higher average selling prices of residential and commercial roofing products.

           Operating income for the first nine months of 2004 was $125.6 million compared to $118.4 million for the first nine months of 2003, which included the $5.7 million pre-tax gain on sale of property in Ontario, California. Higher operating results for the first nine months of 2004 were positively affected by higher net sales primarily resulting from higher unit volumes and higher average selling prices. Partially offsetting these improvements were higher raw material costs, including asphalt, and higher selling, general and administrative expenses due to higher volume related distribution and selling costs, and higher transportation costs, principally due to a rise in fuel costs.

           Interest expense for the first nine months of 2004 increased to $46.9 million from $42.5 million for the same period in 2003, primarily due to higher average borrowings due to the issuance, in July 2004, of the 2014 Notes, partially offset by the redemption of the 2006 Notes and a reduction in the amount outstanding under the Senior Secured Revolving Credit Facility. In connection with entering into this financing transaction, the Company recorded additional interest expense of approximately $2.2 million representing the write-off of deferred financing costs associated with the 2006 Notes, the premium paid to exercise the call of the 2006 Notes and other interest related expenses. Partially offsetting the higher average borrowings was a lower average interest rate. Other expense net, was $4.5 million for the first nine months of 2004 compared with $5.0 million for the same period in 2003.

           BUSINESS SEGMENT INFORMATION

           Net Sales. Net sales of roofing products for the first nine months of 2004 increased to $1,252.0 million from $1,152.5 million for the first nine months of 2003, representing an increase of $99.5 million or 8.6%. The increase in net sales of roofing products was primarily attributable to higher unit volumes and, to a lesser extent, higher average selling prices. Roofing product net sales were favorably impacted by an increase in net sales of

                    BUILDING MATERIALS CORPORATION OF AMERICA

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

premium laminate shingles primarily due to higher unit volumes and higher average selling prices. Net sales of specialty building products and accessories increased by $3.7 million or 6.5% for the first nine months of 2004 to $60.3 million compared to $56.6 million in the same period in 2003.

         Gross Margin. Our overall gross margin increased from $359.5 million or 29.7% for the first nine months of 2003 to $412.1 million or 31.4% for the first nine months of 2004. The increase in our gross margin percentage is primarily attributable to an increase in net sales due to an improved sales mix and higher average selling prices, partially offset by slightly higher manufacturing costs.

         Operating Income. Operating income for the nine months ended October 3, 2004 increased to $125.6 million or 9.6% of net sales, compared to $118.4 million or 9.8% of net sales for the same period of 2003. Operating income in the first nine months of 2003 includes a $5.7 million pre-tax gain on the sale of property in Ontario, California. The overall increase in operating income for the nine months ended October 3, 2004 is primarily attributable to higher net sales of roofing products driven by higher unit volumes and higher average selling prices, partially offset by higher raw material costs and higher selling, general and administrative expenses due to higher volume related distribution and selling costs and higher transportation costs due to a rise in fuel prices.

LIQUIDITY AND FINANCIAL CONDITION

         Cash Flows and Cash Position

         Sales of roofing products and specialty building products and accessories in the northern regions of the United States generally decline in the late fall and winter months due to cold weather. In addition, adverse weather conditions can result in higher customer demand during our peak operating season depending on the extent and severity of the damage from these severe weather conditions. Due to the seasonal demands of our business together with extreme weather conditions, we generally have negative cash flows from operations during the first six months of our fiscal year. Our negative cash flows from operations are primarily driven by our cash invested in both accounts receivable and inventories to meet these seasonal operating demands. Generally, in the third quarter of our fiscal year, our cash flows from operations become positive for the quarter, as our investment in inventories and accounts receivable no longer continues to build like the first six months of our fiscal year. Our seasonal working capital needs, together with our debt service obligations, capital expenditure requirements and other contractual arrangements, adversely impact our liquidity during this period. We rely on our cash on hand and our Senior Secured Revolving Credit facility due November 2006 to support our overall cash flow requirements during these periods.

                    BUILDING MATERIALS CORPORATION OF AMERICA

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

           Net cash outflow during the first nine months of 2004 from operating and investing activities was $106.2 million, including the use of $53.6 million of cash from operations, the reinvestment of $29.4 million for capital programs and $23.2 million for the acquisition of the Quakertown, Pennsylvania manufacturing facility (see below).

           Cash invested in additional working capital totaled $150.7 million during the first nine months of 2004, reflecting an increase in total accounts receivable of $133.6 million, due to increased operating performance and the seasonality of our business, a $48.4 million increase in inventories to meet our seasonal operating demands and a $2.1 million increase in other current assets, partially offset by a $33.4 million increase in accounts payable and accrued liabilities. The net cash used for operating activities also included a $12.2 million net decrease in the payable to related parties/parent corporations, primarily attributable to $16.0 million in federal income tax payments, paid pursuant to our tax sharing agreement with our parent corporation, partially offset by amounts due under our long-term granule supply agreement with an affiliated company.

           Net cash provided by financing activities totaled $114.2 million during the first nine months of 2004, including $682.5 million of proceeds from the issuance of long-term debt, of which $482.5 million related to 2004 year to date cumulative borrowings under our Senior Secured Revolving Credit Facility and $200.0 million related to proceeds from the issuance of our 2014 Notes. Financing activities also included $553.6 million in repayments of long-term debt, of which $451.4 million related to 2004 year to date cumulative repayments under our Senior Secured Revolving Credit Facility and $100.0 million related to the redemption of our 2006 Notes. In addition, repayments of long-term debt included $1.9 million related to our Chester, South Carolina loan obligation, $0.2 million related to our 10 1/2% Michigan City, Indiana Note and $0.1 million related to our Shafter, California Industrial Development Revenue Bonds. In addition, financing activities also included $10.0 million in dividends to our parent corporation, $0.3 million in distributions and loans to our parent corporation, as well as $4.4 million in financing fees and expenses. The payments to our parent corporation are allowable under our Senior Secured Revolving Credit Facility and our 7 3/4% Senior Notes due 2005, the 8% Senior Notes due 2007, the 8% Senior Notes due 2008, and the 2014 Notes, which we refer to collectively as the Senior Notes.

           Long-Term Debt

           In July 2003, we entered into a $350.0 million Senior Secured Revolving Credit Facility. The initial borrowings under the Senior Secured Revolving Credit Facility were primarily used to repay amounts outstanding under our old $210.0 million Secured Revolving Credit Facility, to repay our $115.0 million Accounts Receivable Securitization Agreement and to repay our $7.0 million Precious Metal Note. The Senior Secured Revolving Credit Facility has a final maturity date of November 15, 2006, subject to certain conditions, is

                    BUILDING MATERIALS CORPORATION OF AMERICA

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and is guaranteed by all of our current and future subsidiaries. Availability under the Senior Secured Revolving Credit Facility is based upon eligible Accounts Receivable, Inventory, and Property, Plant and Equipment (collectively the "Collateral"), as defined, in the Senior Secured Revolving Credit Facility and includes a sub-limit for letters of credit of $100.0 million. Advances under the Senior Secured Revolving Credit Facility bear interest at a floating rate based, depending on the type of advance, on either the lenders' Base Rate, the federal funds rate or the Eurodollar rate, each as defined in the Senior Secured Revolving Credit Facility. On May 7, 2004, we amended our Senior Secured Revolving Credit Facility, which reduced the floating rate of interest as defined in the Senior Secured Revolving Credit Facility. On July 12 and July 19, 2004, the Senior Secured Revolving Credit Facility was further amended to allow for the issuance of our 2014 Notes (see below). The Senior Secured Revolving Credit Facility requires mandatory repayments of excess cash, as defined, on the tenth day of each month and contains a material adverse change clause. We are also required to pay unused commitment fees associated with the Senior Secured Revolving Credit Facility. Our Senior Secured Revolving Credit Facility provides for optional and mandatory prepayments of borrowings outstanding under the Senior Secured Revolving Credit Facility.

           In connection with entering into the Senior Secured Revolving Credit Facility, we entered into an Amended and Restated Security Agreement, which grants a security interest in the Collateral in favor of the collateral agent on behalf of the lenders under the Senior Secured Revolving Credit Facility and the holders of our outstanding Senior Notes. We also entered into an Amended and Restated Collateral Agent Agreement, which provides, among other things, that we maintain a lockbox and depository control agreement for the benefit of the secured parties and the sharing of proceeds with respect to any foreclosure or other remedy in respect of the Collateral.

           Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes, we are subject to certain financial covenants. These financial covenants include, among others,

o    interest coverage, as defined,

o minimum consolidated EBITDA (earnings before income taxes and extraordinary items increased by interest expense, depreciation, goodwill and other amortization), as defined,

                    BUILDING MATERIALS CORPORATION OF AMERICA

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

o    limitations on the amount of annual capital expenditures and indebtedness,

o restrictions on restricted payments, including dividends and distributions to our parent corporations and on incurring liens, and

o restrictions on investments and other payments. In addition, if a change of control as defined in the Senior Secured Revolving Credit Facility occurs, the Senior Secured Revolving Credit Facility could be terminated and the loans under the Senior Secured Revolving Credit Facility accelerated by the holders of that indebtedness. If that event occurred, it would cause our outstanding Senior Notes to be accelerated.

           As of October 3, 2004, after giving effect to the most restrictive of the aforementioned restrictions, we could have paid dividends or made other restricted payments up to $5.0 million to our parent corporations. In addition at October 3, 2004, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions as outlined in the Senior Secured Revolving Credit Facility. As of October 3, 2004 we were in compliance with all covenants under the Senior Secured Revolving Credit Facility and the indentures governing the Senior Notes.

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

           In September 2003, we used proceeds from the Senior Secured Revolving Credit Facility to repay our outstanding 10 1/2% Senior Notes at maturity, aggregating $35.0 million plus accrued interest.

           On July 26, 2004, we issued $200.0 million in aggregate principal amount of 7 3/4% Senior Notes due 2014, at 100.0% of the principal amount. The net proceeds from the issuance of the 2014 Notes, after deducting initial purchasers' discounts and commissions and offering expenses were approximately $195.9 million. On August 26, 2004, we exercised a call notice issued on July 26, 2004 and used approximately $101.8 million of the net proceeds to redeem all of our issued and outstanding 2006 Notes, including accrued and unpaid interest on such notes through the date of redemption. In addition, we used the remaining net proceeds of approximately $94.1 million to reduce amounts outstanding under our Senior Secured Revolving Credit Facility. The redemption price of the 2006 Notes was 101.438% of the principal amount outstanding and the premium of approximately $1.4 million was recorded in interest expense in

                    BUILDING MATERIALS CORPORATION OF AMERICA

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

July 2004. In connection with the extinguishment of the 2006 Notes, we expensed the remaining deferred financing fees of approximately $0.7 million in July 2004 and included this amount in interest expense.

           Under the terms and conditions of the 2014 Notes, the noteholders have the right under the indentures governing such notes to require us to purchase the 2014 Notes at a price of 101% of the principal amount thereof, plus any accrued and unpaid interest, in the event of a change in control, as defined in the 2014 Notes. Upon the expiration of this right, we would have the option to purchase the 2014 Notes at a purchase price equal to 100% of the aggregate principal amount, plus the applicable premium, as defined in the 2014 Notes, together with any accrued and unpaid interest. We also have the option to redeem some or all of the 2014 Notes beginning on August 1, 2009 at specified redemption premiums through August 1, 2012, as defined in the 2014 Notes. Finally, pursuant to the terms and conditions of the 2014 Notes, the registration statement related to the exchange offer of the 2014 Notes is required to be deemed effective by the Securities and Exchange Commission, which we refer to as the SEC, within a specified time period as outlined in the 2014 Notes. In the event the 2014 Notes are not deemed effective by the SEC within the specified time period, we are subject to an additional special interest provision, as defined in the 2014 Notes.

           Our Senior Notes are secured by a second-priority lien on the assets securing the Senior Secured Revolving Credit Facility for so long as the first priority lien remains in effect, subject to certain limited exceptions and have been guaranteed by our subsidiaries that guaranteed the Senior Secured Revolving Credit Facility. As of October 3, 2004, the book value of the collateral securing the Senior Notes and the Senior Secured Revolving Credit Facility was approximately $973.6 million.

           As of October 3, 2004, we had total outstanding consolidated indebtedness of $677.6 million, of which $152.5 million matures prior to the end of the third quarter of 2005 and $31.0 million represents borrowings outstanding under our Senior Secured Revolving Credit Facility. We anticipate funding these obligations principally from our cash on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility.

           Termination of Accounts Receivable Securitization

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

           Intercompany Transactions

           We make loans to and borrow from, our parent corporations from time to time at prevailing market rates. During 2001 and on July 1, 2003 and December 29, 2003, the Company loaned BMCA Holdings Corporation $2.5, $37.8 and $15.0 million, respectively, and on July 9, 2003 and December 29, 2003, BMCA Holdings Corporation loaned the Company $37.8 and $15.0 million, respectively. At October 3, 2004, BMCA Holdings Corporation owed us $55.7 million, including interest of $0.4 million, and we owed BMCA Holdings Corporation $52.8 million. Interest income on our loans to BMCA Holdings Corporation amounted to $0.7 and $2.1 million during the third quarter and nine month periods ended October 3, 2004, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $0.7 and $2.0 million during the third quarter and nine month periods ended October 3, 2004, respectively. Loans payable to/receivable from our parent corporations are due on demand and provide each party with the right to offset of its related obligation to the other party with the right to limitations outlined in our Senior Secured Revolving Credit Facility and our Senior Notes.

           On February 25, 2004 and April 21, 2004, we declared and paid cash dividends of $5.0 million and $5.0 million, respectively, to our parent corporation.

           On June 15, 2004 and September 15, 2004, we paid $6.4 and $9.6 million, respectively, in federal income tax payments to our parent corporation pursuant to a tax sharing agreement. This amount is included in the "Change in net receivable from/payable to related parties/parent corporations" in the Consolidated Statement of Cash Flows.

           Acquisition and Property Disposition

           On May 7, 2004, we acquired certain assets of a manufacturing facility located in Quakertown, Pennsylvania from Atlas Roofing Corporation at a purchase price of $23.2 million. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the fair value of the identifiable assets acquired, including $23.0 million to property, plant and equipment and $0.2 million to inventories. The operating results of the Quakertown manufacturing facility are included in our results of operations from the date of its acquisition. With the acquisition of the Quakertown manufacturing facility, we have decided we will not construct the new shingle manufacturing facility in the Northeast, the anticipated construction of which had been announced on February 9, 2004.

           In May 2003, we sold property in Ontario, California for net cash proceeds of approximately $9.3 million, which resulted in a pre-tax gain of approximately $5.7 million.

                    BUILDING MATERIALS CORPORATION OF AMERICA

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

           As a result of the foregoing factors related to the first nine months of 2004, cash and cash equivalents increased by $8.0 million during the first nine months of 2004 to $10.9 million.

           Contingencies

           See Note 9 to Consolidated Financial Statements for information regarding contingencies.

           Economic Outlook

           We do not believe that inflation has had an effect on our results of operations during the first nine months of 2004. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

           During the first nine months of 2004, the cost of asphalt continued to be high relative to historical levels. Due to the strength of our manufacturing operations which allows us to use many types of asphalt together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard. To mitigate these and other petroleum-based cost increases, we announced and implemented multiple price increases during the first nine months of 2004. We will attempt to pass on future additional unexpected cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

           Contractual Obligations

           We have contracts with two different asphalt terminal suppliers where asphalt imported from Venezuela or other suppliers is stored prior to its use at our plants. These asphalt terminals are located at the Ports of Tampa, Florida and Savannah, Georgia and are used to service our plants at those sites. We are obligated to pay these suppliers for use of these terminals under these contracts through 2008 and 2005, respectively. Monthly pricing is fixed and includes capital improvements made at each asphalt terminal by its owner. No changes have been made to these contracts during the nine month period ended October 3, 2004.

           In connection with the acquisition of the Quakertown, Pennsylvania manufacturing facility on May 7, 2004, we entered into a long-term supply agreement with Atlas Roofing Corporation, whereby we are obligated to purchase certain minimum amounts of dry felt and other products at fair market value through April 30, 2011. As of October 3, 2004 our minimum purchase obligation under the Atlas Roofing Corporation long-term supply agreement aggregated to $24.0 million. No changes have been made to this contract during the third quarter ended October 3, 2004.

                    BUILDING MATERIALS CORPORATION OF AMERICA

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

           We also have a management agreement with International Specialty Products Inc., which we refer to as the ISP Management Agreement, to provide us with certain management services. The management fees payable under the ISP Management Agreement are adjusted annually. For a further discussion on the ISP Management Agreement reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Intercompany Transactions" in the 2003 Form 10-K.

           At October 3, 2004, the future cost of our non-cancelable asphalt terminal contracts and the Atlas Roofing Corporation supply agreement described above are included in the table of contractual obligations under the caption "Unconditional Purchase Obligations." In addition, we also include in the table of contractual obligations below other obligations related to long-term debt, which includes accretion of approximately $0.6 million, amounts due under the ISP Management Agreement, fixed interest expenses associated with our Senior Notes, other long-term fixed interest obligations and operating leases.

                                                                                           PAYMENTS DUE BY PERIOD
                                                                 ---------------------------------------------------------------
                                                                                  LESS THAN     1-3         4-5       AFTER 5
    CONTRACTUAL OBLIGATIONS                                           TOTAL        1 YEAR      YEARS       YEARS       YEARS
    -----------------------                                         ----------   ----------  ----------  ----------  ----------
                                                                                            (IN MILLIONS)
    Long-term Debt............................................      $   678.2    $   152.6   $    36.7   $   270.0   $   218.9
    Unconditional Purchase Obligations........................           27.1          5.5         9.5         9.0         3.1
    Operating Leases..........................................           68.8         16.9        26.5        21.9         3.5
    Fixed Interest Expense....................................          241.2         46.2        73.6        46.4        75.0
    ISP Management Agreement..................................            1.4          1.4           -           -           -
                                                                    ----------   ----------  ----------  ----------  ----------
       Total..................................................      $ 1,016.7    $   222.6   $   146.3   $   347.3   $   300.5
                                                                    ==========   ==========  ==========  ==========  ==========


           We purchase substantially all of our colored roofing granules and algae-resistant granules under a long-term requirements contract with International Specialty Products Inc., which we refer to as ISP. The amount of mineral products purchased each year under the ISP contract is based on current demand and is not subject to minimum purchase requirements. Since the total annual amount of mineral products expected to be purchased cannot be determined at this time, no amount is included in the above table related to this contract. In 2003, and the nine months ended October 3, 2004, we purchased $77.7 million and $73.9 million, respectively, of mineral products from ISP under this contract.

           Senior Note Offerings

           On October 7, 2004, under the terms and conditions of the 2014 Notes, we filed a registration statement with the Securities and Exchange Commission on Form S-4 to register the 2014 Notes.

           On November 5, 2004, we further amended our Senior Secured Revolving Credit Facility to allow for the issuance of an additional $50.0 million of 2014 Notes.

                    BUILDING MATERIALS CORPORATION OF AMERICA

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

           On November 10, 2004, we issued an additional $50.0 million in aggregate principal amount of our 2014 Notes. The additional 2014 Notes were issued under an indenture dated July 26, 2004, pursuant to which we previously issued our original $200.0 million of 7 3/4% Senior Notes due 2014. These additional 2014 Notes rank equally with and formed a part of a single series with such original 2014 Notes and have the same terms and conditions. The net proceeds from the issuance of the additional 2014 Notes, after deducting the offering expenses and including the addition of the applicable premium were approximately $50.6 million. We will use the net proceeds from the additional 2014 Notes to reduce amounts outstanding under our Senior Secured Revolving Credit Facility. The premium of approximately $0.9 million will be included in long-term debt and will be amortized over the life of the 2014 Notes.

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

           FSP FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. We adopted the provisions of FSP FAS No. 106-2 effective for the quarterly period beginning July 5, 2004 and noted no material impact on the accounting for our postretirement medical and life insurance plan.

                                      * * *

                    BUILDING MATERIALS CORPORATION OF AMERICA

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

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

           ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of October 3, 2004 and the Company has no hedging arrangements as of October 3, 2004.


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

           Internal Control Over Financial Reporting: There were no significant changes in our internal control over financial reporting identified in management's evaluation during the third quarter of fiscal year 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         As of October 3, 2004, approximately 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber are pending against Building Materials Corporation of America. See Note 9 to consolidated financial statements in Part I.



ITEM 6. EXHIBITS


Exhibit Number

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


                                    BUILDING MATERIALS CORPORATION OF AMERICA
                                    BUILDING MATERIALS MANUFACTURING CORPORATION



DATE:  November 17, 2004                      BY: /s/John F. Rebele
       -----------------                          ------------------------------
                                                  John F. Rebele
                                                  Senior Vice President
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)


DATE:  November 17, 2004                      BY: /s/James T. Esposito
       -----------------                          ------------------------------
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


                                      BUILDING MATERIALS INVESTMENT CORPORATION



DATE:  November 17, 2004                      BY: /s/John F. Rebele
       -----------------                          ------------------------------
                                                  John F. Rebele
                                                  Senior Vice President
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Chief Accounting Officer)