Form 10-K
period 2004-12-31
BUILDING MATERIALS CORP OF AMERICA
filed 2005-03-30
CIK 927314

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 33-81808

BUILDING MATERIALS CORPORATION
OF AMERICA
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3276290 (IRS Employer Identification No.)
1361 Alps Road Wayne, New Jersey (Address of Principal Executive Offices)	07470 (Zip Code)

Registrant's Telephone Number, Including Area Code: (973) 628-3000
Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act: none
See table of additional registrants below

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of March 30, 2005, 1,015,010 shares of Class A Common Stock, $.001 par value of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

        As of March 30, 2005, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. As of March 30, 2005, no shares of the registrant or the additional registrants were held by non-affiliates.

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

BUILDING MATERIALS CORPORATION OF AMERICA

Form 10-K
for the fiscal year ended December 31, 2004

Table of Contents

PART I

        The Business section and other parts of this annual report on Form 10-K contain both historical and forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are only predictions and generally can be identified by words such as "anticipates," "expects," "believes," "intends," "plans," "predicts," "foresees" and other related terms. Similarly, statements that describe our objectives, plans or goals are also forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. The forward-looking statements included herein are made only as of the date of this annual report on Form 10-K. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Item 1.    Business.

General

        Building Materials Corporation of America or BMCA is a leading national manufacturer and marketer of a broad line of asphalt and polymer based roofing products and accessories for the residential and commercial roofing markets. We also manufacture specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. We were incorporated under the laws of Delaware in 1994 and are a wholly-owned subsidiary of BMCA Holdings Corporation, which is a wholly-owned subsidiary of G-I Holdings Inc. In 1994, we acquired the operating assets and certain liabilities of GAF Building Materials Corporation, whose name has changed to G-I Holdings Inc. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc. Samuel J. Heyman beneficially owns (as defined in Rule 13d-3 of the Securities Exchange Act) approximately 99% of G Holdings Inc. We do business under the name "GAF Materials Corporation." Unless otherwise indicated by the context, "we," "us," "our" and "BMCA" refer to Building Materials Corporation of America and its consolidated subsidiaries.

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

Residential Roofing

        We are a leading national manufacturer of a complete line of premium residential roofing products. Residential roofing product sales represented approximately 74%, 73% and 74% of our net sales in 2004, 2003 and 2002, respectively. Our principal residential roofing products consist of laminated and strip asphalt shingles. We have improved our sales mix of residential roofing products in recent years by increasing our emphasis on laminated shingles and accessory products, which generally are sold at higher prices with more attractive profit margins than our standard strip shingle products. We believe, based on unit sales, that we are the largest manufacturer of residential roofing shingles in the United States. Statements contained in this report as to our competitive position are based on industry information which we believe is reliable.

        Our two principal lines of residential roofing shingles are the Timberline® series and the Sovereign® series. We also produce certain specialty shingles.

The Timberline® Series.

        The Timberline® series offers a premium architectural laminated product line that adds dramatic shadow lines, while adding depth and dimension and substantially improving the appearance of a roof. The series includes:

  •
  the Timberline® 30 shingle, a mid-weight architectural laminated shingle, which serves as an economical trade-up for consumers from a 3-tab shingle, with a 30-year limited warranty;

  •
  the Timberline® Select 40™ shingle, a heavyweight architectural laminated shingle with superior durability and a 40-year limited warranty; and

  •
  the Timberline® Ultra® shingle, a super heavyweight architectural laminated shingle with the maximum durability of the Timberline® series, with a lifetime limited warranty.

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

Specialty Shingles.

        Our specialty asphalt shingles include:

  •
  the Slateline® shingle, a designer strip shingle, which offers the appearance of natural slate at a fraction of the cost and reduces labor costs in installation because of its larger size, with a 40-year limited warranty;

  •
  the Grand Slate™ shingle, a super-heavyweight premium designer laminated shingle, which offers the appearance of natural slate at a fraction of the cost and reduces labor costs in installation because of its larger size, with a lifetime limited warranty;

  •
  the Grand Sequoia® shingle, a premium designer laminated shingle, which offers a rugged wood shake appearance and reduces labor costs in installation because of its larger size, with a lifetime limited warranty;

  •
  the Grand Canyon™ shingle, a premium designer laminated shingle, with the extra-thick rugged wood shake appearance, which reduces labor costs in installation because of its larger size, with a lifetime limited warranty;

  •
  the Country Mansion® shingle, a premium designer laminated shingle, designed for houses with a distinctive rich appearance, which reduces labor costs in installation because of its larger size, with a lifetime limited warranty;

  •
  the Country Estates™ shingle, a premium designer laminated shingle, with unique bold outlines, which reduces labor costs in installation because of its larger size, with a lifetime limited warranty; and

  •
  the Camelot™ shingle, a super-heavyweight premium designer laminated shingle, which offers both natural beauty and uncompromising performance and reduces labor costs in installation because of its larger size, with a lifetime limited warranty.

        Weather Stopper® Integrated Roofing System™.    In addition to shingles, we supply the major components necessary to install a complete roofing system. Our Weather Stopper® Integrated Roofing System™ begins with Weather Watch® and Stormguard® waterproof underlayments for eaves, valleys and flashings to protect against water seepage between the roof deck and the shingles caused by ice build-up and wind-driven rain. Our Weather Stopper® Integrated Roofing System™ also includes Shingle-Mate® glass-reinforced or Leatherback® saturated felt underlayments, Timbertex®, TimberCrest™ and Pacific Ridge™ Hip and Ridge shingles, which are significantly thicker and larger than standard hip and ridge shingles and provide dramatic accents to the slopes and planes of a finished roof, and the Cobra® Ridge Vent series, which provides attic ventilation.

Commercial Roofing

        We manufacture a full line of modified bitumen and asphalt built-up roofing products, thermoplastic polyolefin products, liquid applied membrane systems and roofing accessories for use in the application of commercial roofing systems. Commercial roofing represented approximately 22%, 22% and 21% of our net sales in 2004, 2003 and 2002, respectively. We also market, under the EverGuard® trademark, thermoplastic and elastomeric single-ply products. The EverGuard® products address the important and growing single ply segment of the commercial roofing market. The elastomeric products target the price conscious property owners, while the thermoplastic products offer building owners the reliability of heat-welded seams and ENERGY STAR® qualified systems. The EverGuard® brand also includes Freedom™ self-adhering single-ply membranes, which feature faster installation without the need for hot asphalt, solvent-based adhesives, or torches. We believe, based on unit sales, that we are the largest manufacturer of both asphalt built-up roofing products and modified bitumen products in the United States.

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

Specialty Building Products and Accessories

        We manufacture and market a variety of specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. Specialty building products and accessories represented approximately 4%, 5% and 5% of our net sales in 2004, 2003 and 2002, respectively. These products primarily consist of residential attic ventilation systems and metal and fiberglass air distribution products for the HVAC (heating, ventilating and air conditioning) industry.

Marketing and Sales

        Our sales and marketing functions are designed to help customers grow their business and provide better service while offering property owners the best and safest choice from our product offerings. We believe we have one of the industry's largest sales forces. We have a staff of technical professionals who work directly with architects, consultants, contractors and building owners providing support to our sales force, distributors, lumberyards and retailers. We sell our roofing and specialty building products and accessories through our own sales force of approximately 300 experienced, full-time employees and independent sales representatives located across the United States and Canada. A major portion of our roofing product sales are to wholesale distributors and retailers, who resell our products to roofing contractors, builders and property owners. We believe that the wholesale distribution channel represents the principal distribution channel for professionally installed asphalt roofing products. As a result, we believe that our nationwide coverage has contributed to certain of our roofing products being among the most recognized and requested brands in the industry.

        Our certified contractor programs offer marketing and support services to a nationwide network of residential (Master Elite® and Authorized) and commercial (Master™, Master Select™, Platinum™ and Authorized) installers, as well as residential homebuilders. We view these certified contractors and builders as an effective extension of our sales force, which promotes our products and support services (including enhanced warranty protection) directly to property owners, construction specifiers and architects.

Significant Customers

        We sell our products through multiple distribution channels with a strong presence in the wholesale, retail, manufactured housing and lumberyard distribution channels. No single customer accounted for over 10% of our net sales in 2004, 2003 and 2002, except for The Home Depot, Inc. and American Builders & Contractors Supply Company, Inc.

Raw Materials

        The major raw materials required for the manufacture of our roofing products are asphalt, mineral stabilizer, glass fiber, glass fiber mat, polyester mat and granules. Asphalt and mineral stabilizer are available from a large number of suppliers on substantially similar terms. We currently have contracts with several of these suppliers and others are available as substitutes. In 2004, prices of most raw materials other than asphalt and other petroleum-based raw materials, and energy have been relatively stable, rising moderately with general industrial prices, while the increase in the price of asphalt was driven mostly by continued high crude oil prices during 2004.

        During 2004, the cost of asphalt continued to be high relative to historical levels. Due to the strength of our manufacturing operations which allows us to use many types of asphalt together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.

        To mitigate these and other petroleum-based cost increases, we announced and implemented multiple price increases during 2004. We will attempt to pass on future additional unexpected cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

        The major raw materials required for the manufacture of our specialty building products and accessories are steel tubes, sheet metal products, aluminum, motors and cartons. These raw materials are commodity-type products, the pricing for which is driven by supply and demand. Prices of other raw materials used in the manufacture of specialty building products and accessories are more closely tied to movements in inflation rates. All of these raw materials are available from a large number of suppliers on substantially similar terms.

        Five of our roofing plants have easy access to deep water ports thereby permitting delivery of asphalt by ship, the most economical means of transport. Our Nashville, Tennessee plant manufactures a significant portion of our glass fiber requirements for use in our Chester, South Carolina and Shafter, California plants, which manufacture glass fiber mat substrate.

        During 2004, we purchased substantially all of our requirements for colored roofing granules and algae-resistant granules from an affiliate, International Specialty Products Inc., under a long-term requirements contract, except for the requirements of certain of our roofing plants which are supplied by third parties. We refer to International Specialty Products Inc. as "ISP."

Backlog

        Our backlog is not significant and is not material to our overall operations.

Seasonal Variations and Working Capital

        Sales of roofing and specialty building products and accessories in the northern regions of the United States generally decline during the winter months due to adverse weather conditions. Generally, our inventory practice includes increasing inventory levels in the first and second quarters of each year in order to meet peak season demand in the months of June through November.

Warranty Claims

        We provide certain limited warranties covering most of our residential roofing products for periods generally ranging from 20 to 40 years, although certain of our styles provide for a lifetime limited warranty. Although terms of warranties vary, we believe that our warranties generally are consistent with those offered by our competitors with the exception of our unique "Golden Pledge" warranty. We also offer certain limited warranties of varying duration covering most of our commercial roofing products. Most of our specialty building products and accessories provide limited warranties for periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products. We review the reserves established for estimated probable future warranty claims at least on an annual basis.

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

        Competition is based largely upon products and service quality, distribution capability, price and credit terms. We believe that we are well-positioned in the marketplace as a result of our broad product lines in both the residential and commercial markets, consistently high product quality, strong sales force and national distribution capabilities. As a result of the growth in demand for premium laminated shingles, a number of roofing manufacturers, including our company, have increased their laminated shingle production capacity in recent years. In that regard, on February 9, 2004, we announced plans to build a new high speed, state-of-the-art shingle manufacturing facility to support our continued premium laminated shingle growth in the Northeast and Canadian markets. On May 7, 2004, we acquired certain assets of a manufacturing facility located in Quakertown, Pennsylvania from Atlas Roofing Corporation. The Quakertown manufacturing facility provides us with immediate production capacity to keep pace with the growing demand for our products in the North American markets, plus the potential for additional capacity expansion, as well as saturated felt products. With the acquisition of the Quakertown manufacturing facility, we decided not to construct the new shingle manufacturing facility in the Northeast, as announced on February 9, 2004.

        Our specialty building products and accessories business is highly competitive with numerous competitors due to the breadth of the product lines we market. Major competitors include Gibraltar, Southwark, Inc., Lomanco Inc., Standex and Hart & Cooley.

Research and Development

        We primarily focus our research and development activities on the development of new products, process improvements and the testing of alternative raw materials and supplies. Our research and development activities, dedicated to residential, commercial and fiberglass products, are located at technical centers in Wayne, New Jersey, Chester, South Carolina and Walpole, Massachusetts. Our research and development expenditures were approximately $9.3, $7.6 and $6.6 million in 2004, 2003 and 2002, respectively.

Intellectual Property

        We hold a number of patents, trademarks and licenses obtained over a number of years and expiring at various times consistent with our business needs. Generally, we seek statutory protection for strategic or financially important intellectual property, including patents, trademarks and licenses developed in connection with our businesses. Certain intellectual property, where appropriate, is protected by contracts, licenses, confidentiality or other similar agreements.

        We own numerous United States and foreign patents (and their respective counterparts), the more important of which cover those technologies and inventions embodied in current products, or which are used in the manufacture of those products. While we believe our patent portfolio is important to our business operations and in the aggregate constitutes a valuable asset, no single patent, or group of patents, is critical to the success of our businesses. We also, from time to time, grant licenses under our patents and technology and receive licenses under the patents and technology of others.

        In addition, we own numerous registered trademarks in the United States and in many foreign countries that apply to our product offerings and businesses. Most works of authorship, such as computer programs, catalogs, product brochures and sales literature, carry appropriate notices indicating our claim to copyright protection under United States law and where appropriate, international treaties. See Item 3, "Legal Proceedings—Other Litigation."

Environmental Compliance

        Since 1970, federal, state and local authorities have adopted and amended a wide variety of federal, state and local environmental laws and regulations relating to environmental matters. The environmental laws and regulations deal with air and water emissions or discharges into the environment, as well as the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. These laws and regulations affect us because of the nature of our operations and that of our predecessor and certain of the substances that are, or have been used, produced or discharged at our or its plants or at other locations. We made capital expenditures of approximately $2.5, $1.9 and $0.7 million in 2004, 2003 and 2002, respectively, relating to environmental compliance. These expenditures are included in additions to property, plant and equipment.

        We believe that our manufacturing facilities comply in all material respects with applicable environmental laws and regulations, and, while we cannot predict whether more burdensome requirements will be adopted by governmental authorities in the future, nor can we predict with certainty future capital expenditures or operating costs for environmental compliance, we do not believe they will have a material effect on our business, liquidity, results of operations, cash flows, financial position or competitive position.

        See Item 3, "Legal Proceedings—Environmental Litigation."

Employees

        At December 31, 2004, we employed approximately 3,700 people worldwide, approximately 1,200 of which were subject to fourteen union contracts. The contracts are effective for four to five year periods. During 2004, two labor contracts expired and were renegotiated. In addition, two other union contracts expired during the first quarter of 2005 and were also renegotiated. We believe that our relations with our employees and their unions are satisfactory.

Other Information

        Any materials that we have filed with the Securities and Exchange Commission may be read and copied by the public at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, DC 20549 or by telephoning the SEC at 1-800-SEC-0330. These reports are also available electronically on the SEC's EDGAR website at www.sec.gov. Alternatively, if you wish to receive a paper copy of our reports or any of the exhibits filed with or furnished to the SEC, they may be obtained by writing to: the Corporate Secretary, Building Materials Corporation of America, 1361 Alps Road, Wayne, New Jersey 07470.

Item 2.    Properties.

        Our corporate headquarters and principal research and development laboratories are located at a 100-acre campus-like office and research park owned by a subsidiary of ISP, at 1361 Alps Road, Wayne, New Jersey 07470. We occupy our headquarters pursuant to our management agreement with ISP. See Item 13, "Certain Relationships and Related Transactions—Management Agreement."

        We own or lease the principal real properties described below. Unless otherwise indicated, the properties are owned in fee. In addition to the principal facilities listed below, we maintain sales offices and warehouses, substantially all of which are in leased premises under relatively short-term leases.

Location	Facility
Alabama
Mobile	Plant, Warehouse*
California
Fontana	Plant, Regional Sales Office
Hollister	Plant, Plant*
Shafter	Plant
Stockton	Plant, Plant, Warehouses*
Florida
Tampa	Plant, Regional Sales Office
Georgia
Atlanta	Sales Office*
Savannah	Plant
Indiana
Mount Vernon	Plant, Plant
Michigan City	Plant
Illinois
Romeoville	Regional Sales Office*
Maryland
Baltimore	Plant, Warehouse
Massachusetts
Millis	Plant, Warehouse*
Walpole	Plant*, Research Center*
Minnesota
Minneapolis	Plant, Warehouse
Mississippi
Purvis	Plant*
New Jersey
North Branch	Plant, Warehouses*
North Brunswick	Regional Sales Office*, Warehouse*
Swedesboro	Regional Sales Office*
Wayne	Headquarters*, Corporate Administrative Offices*, Research Center*
North Carolina
Burgaw	Plant
Goldsboro	Plant, Warehouse*
Ohio
Wadsworth	Plant*
Pennsylvania
Erie	Plant, Warehouse*
Quakertown	Plant
Wind Gap	Plant
South Carolina
Chester	Plant, Research Center
Tennessee
Nashville	Plant, Quality Control Center*
Texas
Addison	Regional Sales Office*
Dallas	Plant, Warehouses*
Port Arthur	Customer Service Center

*
Leased Property

        In addition to the foregoing list, we have two manufacturing facilities in Port Arthur, Texas and Albuquerque, New Mexico that are currently closed. We believe that our plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Due to the seasonality of our business, our production facilities generally run at full capacity during the months necessary to meet our peak seasonal operating demands. Each plant has adequate transportation facilities for both raw materials and finished products. In 2004, we made capital expenditures and an acquisition of a manufacturing facility of approximately $67.0 million relating to property, plant and equipment.

Item 3.    Legal Proceedings.

        Asbestos Bodily Injury Claims.    In connection with our formation, we contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of our parent, G-I Holdings. As of March 30, 1997, we paid all of our assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. Most asbestos claims do not specify the amount of damages sought. This Chapter 11 proceeding remains pending.

        Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of our common stock. Such action could result in a change of control of our company. In addition, those creditors may seek to file Asbestos Claims against our company (with approximately 1,900 Asbestos Claims having been filed against us as of December 31, 2004). We believe that we will not sustain any liability in connection with these or any other asbestos-related claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against us. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction prohibiting the bringing or prosecution of any such Asbestos Claim against us. On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). On May 13, 2003, the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will be heard by the District Court directly. The BMCA Action is in a pretrial discovery stage and no trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation, although we believe our claims are meritorious. While we cannot predict whether any additional Asbestos Claims will be asserted against us or our assets, or the outcome of any litigation relating to those claims, we believe that we have meritorious defenses to any claim that we have asbestos-related liability, although there can be no assurances in this regard.

        Actions Relating to G-I Holdings' Bankruptcy.    On or about February 8, 2001, the creditors' committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and us. The complaint requests substantive consolidation of us with G-I Holdings or an order directing G-I Holdings to cause us to file for bankruptcy protection. We and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the bankruptcy court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the bankruptcy court denied the motion. The creditors' committee appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003. The creditors' committee appealed the denial to the Third Circuit Court of Appeals, which denied the appeal on September 24, 2004. The creditors' committee filed a petition with the Third Circuit Court of Appeals for a rehearing of its denial of the creditors' committee's appeal, which was denied by the Court on October 26, 2004.

        On February 27, 2004, the creditors' committee, joined in by the legal representative, filed a motion to modify the preliminary injunction and to seek authority by the bankruptcy court to avoid, on various grounds, certain liens granted in connection with the financing obtained by us in December, 2000. G-I Holdings and we have opposed the motion and a hearing on the motion was held by the bankruptcy court on March 29, 2004. By opinion dated June 8, 2004, the court granted the motion in part and denied it in part. On July 7, 2004, the creditors' committee filed a claim challenging, as a fraudulent conveyance, the transactions entered into in connection with our formation in 1994, in which G-I Holdings caused to be transferred to our company all of its roofing business and assets and in which we assumed certain liabilities relating to those assets, including a specified amount of asbestos liabilities (the "1994 transaction"). In addition on July 7, 2004, the creditors' committee filed a claim against holders of BMCA's bank and bond debt outstanding in 2000, seeking to avoid the liens granted to them, based on the committee's theory that the 1994 transaction was a fraudulent conveyance. On August 3, 2004, the creditors' committee filed an amended complaint adding the names of additional alleged bondholders. On July 20, 2004, the creditors' committee appealed the court's decision, issued on June 8, 2004, seeking the authority to file a lawsuit against the banks and bondholders discussed above, challenging the liens granted to them in 2000 as a fraudulent conveyance and are appealing, among other things, certain adverse rulings relating to statute of limitation issues. This appeal remains pending before the District Court.

        On August 3, 2004, the creditors' committee filed a motion with the bankruptcy court seeking to impose certain conditions on the redemption of our $100 million 8 5/8% Senior Notes due 2006 (the "2006 Notes"), or in the alternative, temporarily enjoin us from satisfying such redemption. On August 5, 2004, the bankruptcy court, having previously ruled on June 8, 2004, that the redemption could proceed without restriction, refused to impose any conditions on the redemption or to enjoin, on a preliminary basis, us from repaying the 2006 Notes pursuant to a July 26, 2004 call notice, or from purchasing any of our senior notes on the open market. The committee subsequently withdrew its motion as being moot, and the redemption of the 2006 Notes concluded on August 26, 2004.

        We believe that the claims of the creditors' committee are without merit. However, if we are not successful defending against one or more of these claims, we may be forced to file for bankruptcy protection and/or contribute all or a substantial portion of our assets to satisfy the claims of G-I Holdings' creditors. Either of these events, or the substantive consolidation of G-I Holdings and us, would weaken our operations and cause us to divert a material amount of our cash flow to satisfy the asbestos claims of G-I Holdings, and may render us unable to pay interest or principal on our credit obligations.

        Asbestos-in-Building Claims.    G-I Holdings has also been named as a co-defendant in asbestos-in-buildings cases for economic and property damage or other injuries based upon an alleged present or future need to remove asbestos containing materials from public and private buildings. We refer to the asbestos-in-building claims as the "Building Claims." Most Building Claims do not seek to recover an amount of specific damages. Since these actions were first initiated approximately 20 years ago, G-I Holdings has not only successfully disposed of approximately 145 of these cases, but is a co-defendant in only three remaining lawsuits, one of which has been dormant. These actions have been stayed as to G-I Holdings pursuant to the G-I Holdings' bankruptcy case. No new Building Claims were filed in 2004. We have not assumed any liabilities with respect to Building Claims, and believe we will not sustain any liability in connection with such claims.

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

        In all the Building Claims, which are presently stayed as to G-I Holdings as a result of the G-I Holdings' bankruptcy filing, G-I Holdings' defense costs have been paid by one of its primary carriers. While G-I Holdings expects that this primary carrier will continue to be obligated to defend and indemnify G-I Holdings, this primary carrier has reserved its rights to later refuse to defend and indemnify G-I Holdings and to seek reimbursement for some or all of the fees paid to defend and resolve the Building Claims.

Environmental Litigation

        We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. We refer to these proceedings and lawsuits below as "Environmental Claims." Most of the Environmental Claims do not seek to recover an amount of specific damages.

        In connection with our formation, we contractually assumed all environmental liabilities of G-I Holdings relating to existing plant sites and our business as then conducted. The estimates referred to below reflect those environmental liabilities assumed by us and our other environmental liabilities. The environmental liabilities of G-I Holdings we did not assume relate primarily to closed manufacturing facilities. G-I Holdings estimates that, as of December 31, 2004, its liability in respect of the environmental liabilities of G-I Holdings not assumed by us was approximately $9.8 million, not accounting for any possible reduction of liability as a result of the G-I Holdings' bankruptcy, before insurance recoveries reflected on its balance sheet of $10.0 million. We estimate our liability as of December 31, 2004, in respect of assumed and other environmental liabilities is $1.4 million, and expect insurance recoveries, as discussed below, of $1.3 million. Insurance recoveries reflected on these balance sheets relate to both past expenses and estimated future liabilities. We refer to these recoveries below as "estimated recoveries."

        At most sites, we anticipate that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. Although it is difficult to predict the ultimate resolution of these claims, based on our evaluation of the financial responsibility of the parties involved and their insurers, relevant legal issues and cost sharing arrangements now in place, we estimate that our liability in respect of all Environmental Claims, including certain environmental compliance expenses, will be as discussed above. While we cannot predict whether adverse decisions or events can occur in the future, in the opinion of management, the resolution of such matters should not be material to our business, liquidity, results of operations, cash flows or financial position. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability. For information relating to other environmental compliance expenses, see Item 1, "Business—Environmental Compliance."

        After considering the relevant legal issues and other pertinent factors, we believe that it is probable we will receive the estimated recoveries and the legal expenses incurred by G-I Holdings on our behalf. We also believe that we are entitled to the estimated recoveries, although our insurers have not affirmed a legal obligation under the policies to provide indemnity for those claims.

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

        In October 1998, G-I Holdings brought suit in the Superior Court of New Jersey—Middlesex County, on our behalf, against certain of its insurers for recovery of the defense costs in connection with the Mobile County, Alabama class action and a declaration that the insurers are obligated to provide indemnification for all damages paid pursuant to the settlement of this class action and for other damages. This action is pending.

        On or about February 17, 2004, litigation was commenced against us in the United States District Court for the Eastern District of Pennsylvania by CertainTeed Corporation alleging patent infringement in connection with certain of our products representing less than 5% of our net sales. No specific amount of damages have been sought in this litigation. We intend to defend ourselves vigorously in this matter, have denied CertainTeed's claims and have filed counterclaims against CertainTeed for patent infringement, violations of the antitrust laws and for trade libel. Although this matter is in its preliminary stages and there can be no assurances made, we believe that CertainTeed's claims are without merit and will not have a material adverse effect on us. In addition, although our counterclaims against CertainTeed are in their preliminary stages, we believe our counterclaims are meritorious.

*    *    *

        The cases described above under "Legal Proceedings—Asbestos-in-Building Claims," "Environmental Litigation" and "Other Litigation" generally do not seek only specific amounts of damages, but rather seek all damages from whatever claims are asserted. We believe that the ultimate disposition of the cases, however, will not, individually or in the aggregate, have a material adverse effect on the Company's liquidity, financial position or results of operations.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        All of our outstanding shares of Class A common stock are owned by BMCA Holdings Corporation or BHC. Accordingly, there is no public trading market for our common stock.

        In 2003, we did not declare or pay dividends to our parent corporation. In 2004, we declared and paid cash dividends of $15.0 million in the aggregate, to our parent corporation. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to our consolidated financial statements included in this annual report on Form 10-K for information regarding restrictions on the payment of dividends set forth on pages F-2 to F-20 and pages F-44 to F-48, respectively. Any decision to pay dividends, and the timing and amount thereof, is dependent upon, among other things, our results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by our Board of Directors.

Item 6.    Selected Financial Data.

        See page F-21.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        See page F-2.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition—Market-Sensitive Instruments and Risk Management" on page F-20.

Item 8.    Financial Statements and Supplementary Data.

        See Index on page F-1 and Financial Statements and Supplementary Data on pages F-23 to F-68.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

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

        Internal Control Over Financial Reporting:    There were no significant changes in our internal control over financial reporting identified in management's evaluation during the fourth quarter of fiscal year 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Executive Officers of the Registrant

        The following are the name, age and respective positions of our directors and executive officers.

Name	Age	Position
William W. Collins	54	Chief Executive Officer, President and Director
Robert B. Tafaro	54	Executive Vice President—Roofing and Director
John F. Rebele	50	Senior Vice President, Chief Financial Officer and Director
David A. Harrison	48	Senior Vice President—Marketing, Contractor Services and Corporate Development and Director
Kenneth E. Walton	48	Senior Vice President—Operations and Director
Richard A. Weinberg	45	Executive Vice President, General Counsel and Secretary
Susan B. Yoss	46	Senior Vice President

        Set forth below is a description of the backgrounds, including business experience over the past five years, for each of our directors and executive officers. There are no family relationships that exist between any of our directors or executive officers. Under our bylaws, our officers are elected by the Board of Directors and hold office until their respective successors are duly elected and qualified. As used in this section, "ISP" refers to International Specialty Products Inc.

        William W. Collins—Mr. Collins has been President and Chief Executive Officer of BMCA and some of our subsidiaries since September 2000 and a director of these companies for more than five years. He was President and Chief Operating Officer of the same companies from February 2000 to September 2000 and was Executive Vice President and Chief Operating Officer of these companies from July 1999 to February 2000. For more than five years, Mr. Collins also has been a director of G-I Holdings, a corporation that filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2001, due to its Asbestos Claims.

        Robert B. Tafaro—Mr. Tafaro has been a director of BMCA and some of our subsidiaries since September 2000 and Executive Vice President, Roofing of BMCA and some of our subsidiaries since February 2005. He was previously Senior Vice President and General Manager—Roofing Systems Sales of BMCA and some of our subsidiaries from October 2003 to February 2005. He was Senior Vice President and General Manager—Residential Systems of BMCA and some of our subsidiaries from July 2000 to October 2003. He was Vice President—Marketing and Sales, Commercial Roofing Products of us and some of our subsidiaries from November 1997 to July 2000.

        John F. Rebele—Mr. Rebele has been a director of BMCA since January 2001 and of BMCA's subsidiaries since March 2001. He also has been Senior Vice President and Chief Financial Officer of BMCA and some of our subsidiaries since December 2001 and was Vice President and Chief Financial Officer of the same companies from January 2001 to December 2001. He was Vice President—Finance of BMCA and some of our subsidiaries from March 1998 to January 2001.

        David A. Harrison—Mr. Harrison has been a director of BMCA and some of our subsidiaries since September 2000. He also has been Senior Vice President—Marketing, Contractor Services and Corporate Development of BMCA and some of our subsidiaries since July 2000. He has also served as President of GAF Materials Corporation (Canada) since July 2000. Mr. Harrison was Vice President-Corporate Marketing and Development of BMCA and some of our subsidiaries from November 1999 to July 2000.

        Kenneth E. Walton—Mr. Walton has been a director of BMCA and some of our subsidiaries since September 2000. He also has been Senior Vice President—Operations of BMCA and some of our subsidiaries since July 2000. He was Vice President—Residential Operations of BMCA from March 1999 to July 2000.

        Richard A. Weinberg—Mr. Weinberg has been Executive Vice President, General Counsel and Secretary of BMCA and our subsidiaries for more than five years. Since September 2000, he has been Chief Executive Officer, President, General Counsel and Secretary of G-I Holdings, a corporation that filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2001, due to its Asbestos Claims, and previously served as Executive Vice President, General Counsel and Secretary of G-I Holdings and its subsidiaries from May 1998 to September 2000. Mr. Weinberg has served as a director of G-I Holdings for more than five years. He also has been Executive Vice President, General Counsel and Secretary of ISP and its subsidiaries for more than five years and a director of ISP since December 2003.

        Susan B. Yoss—Ms. Yoss has been Senior Vice President of BMCA and its subsidiaries since August 2001 and was Senior Vice President and Treasurer of the same companies from July 1999 to August 2001. For more than five years, she also has been Senior Vice President, Chief Financial Officer and Treasurer of G-I Holdings, a corporation that filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2001, due to its Asbestos Claims. Ms. Yoss has served as Executive Vice President-Finance and Treasurer of ISP and some of its subsidiaries since September 2000 and was previously Senior Vice President and Treasurer of ISP from July 1999 to September 2000.

Audit Committee Financial Expert

        We are not issuers of securities as that term is defined in the Securities Exchange Act of 1934 and do not have any securities listed on a national exchange or association. Based on the foregoing, our Board of Directors does not, nor is it required to have an audit committee and therefore is not required to determine anyone to be an audit committee financial expert. Our Board of Directors performs customary audit committee functions for us.

Code of Ethics

        All of our employees, including our principal executive officer, principal financial officer, principal accounting officer and the persons performing similar functions, are required to abide by our code of ethics and business conduct policies to ensure that our business is conducted in a consistently legal and ethical manner. We intend to disclose any changes in or waivers from our code of ethics by filing a current report on Form 8-K with the Securities and Exchange Commission. We will provide to any person, without charge, upon request, a copy of our code of ethics by writing to: the Corporate Secretary, Building Materials Corporation of America, 1361 Alps Road, Wayne, New Jersey 07470.

Item 11.    Executive Compensation.

Summary Compensation Table

        The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by our Chief Executive Officer and the four other most highly compensated executive officers as of December 31, 2004. The salaries and other compensation of Mr. Weinberg and Ms. Yoss for services provided by them to our company are paid by ISP in accordance with a management agreement between ISP and our company. See Note (7) to the table below and "Certain Relationships and Related Transactions."

		Annual Compensation(7)
Name and Principal Position	Year	Salary	Bonus(1)		Other Annual Compensation	All Other Compensation
William W. Collins	2004	$417,687	$775,000		$—	$19,683	(2)
Chief Executive Officer	2003	407,500	775,000		—	21,562	(2)
and President	2002	355,417	650,000		—	21,562	(2)
Robert B. Tafaro	2004	$324,450	$400,000		$—	$19,683	(3)
Executive Vice President,	2003	288,083	300,000	(3)	—	21,562	(3)
Roofing	2002	264,556	200,000		—	21,461	(3)
John F. Rebele	2004	$272,950	$300,000		$—	$18,179	(4)
Senior Vice President	2003	236,917	245,000	(4)	—	18,917	(4)
and Chief Financial Officer	2002	216,250	200,307	(4)	—	18,537	(4)
David A. Harrison	2004	$268,331	$215,000	(5)	$—	$18,179	(5)
Senior Vice President	2003	258,010	155,000		—	19,260	(5)
Marketing, Contractor Services and Corporate Development	2002	247,372	149,734		—	19,192	(5)
Kenneth E. Walton	2004	$230,308	$175,000		$—	$17,885	(6)
Senior Vice President—	2003	221,450	150,000	(6)	—	18,667	(6)
Operations	2002	208,762	156,902	(6)	—	18,391	(6)

(1)
Bonus amounts are payable pursuant to our Executive Incentive Compensation Program with the exception of Mr. Collins with respect to his bonus amount, which is payable pursuant to the executive compensation plan.

(2)
Included in "All Other Compensation" for Mr. Collins are: $14,850, $14,500 and $14,500 representing our contribution under the 401(k) plan in 2004, 2003 and 2002, respectively; $3,192, $4,902 and $4,902 for the premiums paid by us for a life insurance policy in 2004, 2003 and 2002, respectively; and $1,641, $2,160 and $2,160 for the premiums paid by us for a long-term disability policy in 2004, 2003 and 2002, respectively.

(3)
Included in "Bonus" for Mr. Tafaro is $113,236 representing a special bonus award in 2003. Included in "All Other Compensation" for Mr. Tafaro are: $14,850, $14,500 and $14,500 representing our contribution under the 401(k) plan in 2004, 2003 and 2002, respectively; $3,192, $4,902 and $4,833 for the premiums paid by us for a life insurance policy in 2004, 2003 and 2002, respectively; and $1,641, $2,160 and $2,128 for the premiums paid by us for a long-term disability policy in 2004, 2003 and 2002, respectively.

(4)
Included in "Bonus" for Mr. Rebele is $87,337 and $41,673 representing special bonus awards for 2003 and 2002, respectively. Included in "All Other Compensation" for Mr. Rebele are: $14,600, $14,250 and $14,250 representing our contribution under the 401(k) plan in 2004, 2003 and 2002, respectively; $1,938, $2,651 and $2,431 for the premiums paid by us for a life insurance policy in

  2004, 2003 and 2002 respectively; and $1,641, $2,016 and $1,856 for the premiums paid by us for a long-term disability policy in 2004, 2003 and 2002, respectively.

(5)
Included in "Bonus" for Mr. Harrison is $15,000 representing a special bonus award in 2004. Included in "All Other Compensation" for Mr. Harrison are: $14,600, $14,250 and $14,250 representing our contribution under the 401(k) plan in 2004, 2003 and 2002, respectively; $1,938, $2,850 and $2,812 for the premiums paid by us for a life insurance policy in 2004, 2003 and 2002, respectively; and $1,641, $2,160 and $2,130 for the premiums paid by us for a long-term disability policy in 2004, 2003 and 2002, respectively.

(6)
Included in "Bonus" for Mr. Walton is $16,968 and $5,318 representing special bonus awards in 2003 and 2002, respectively. Included in "All Other Compensation" for Mr. Walton are: $14,600, $14,250 and $14,250 representing our contribution under the 401(k) plan in 2004, 2003 and 2002, respectively; $1,778, $2,507 and $2,346 for the premiums paid by us for a life insurance policy in 2004, 2003 and 2002, respectively; and $1,507, $1,910 and $1,795 for the premiums paid by us for a long-term disability policy in 2004, 2003 and 2002, respectively.

(7)
The salary and other compensation of Mr. Weinberg and Ms. Yoss are paid by ISP pursuant to our management agreement with ISP. Mr. Weinberg was granted options to purchase 6,453 shares of our redeemable convertible preferred stock, which he converted to 2,500 incentive units in 2001, see "Long-Term Incentive Plan." In 2003 and 2002, Mr. Weinberg exercised the remainder of his incentive units which were approximately 500 and 1,500 incentive units, respectively, and received $41,783 and $60,178, respectively. No allocation of compensation for services to us is made pursuant to the management agreement, except that we reimbursed ISP $500,000, $500,000 and $500,000 for Mr. Weinberg and $300,000, $300,000 and $300,000 for Ms. Yoss for 2004, 2003 and 2002, respectively, under the management agreement in respect of bonus amounts earned in connection with services performed by them for us during those years. In addition, we reimburse ISP, through payment of the management fees payable under the management agreement, for the estimated costs ISP incurs for providing the services of these officers. See Item 13, "Certain Relationships and Related Transactions—Management Agreement."

Long-Term Incentive Plan

        The following table sets forth information on awards granted to the executive officers named in the Summary Compensation Table above during 2004 under our 2001 Long-Term Incentive Plan.

2001 Long-Term Incentive Plan—Awards in 2004

				Estimated Future Payouts Under Non-Stock Price-Based Plans
		Number of Shares, Units or Other Rights(1)	Performance or Other Period Until Maturation or Payout(1)
Name	Date of Grant
				Threshold($)(2)	Target($)(3)	Maximum($)(3)
William W. Collins	1/04	2,000	—	300.00	—	—
Robert B. Tafaro	1/04	1,700	—	300.00	—	—
John F. Rebele	1/04	1,300	—	300.00	—	—
David A. Harrison	1/04	1,100	—	300.00	—	—
Kenneth E. Walton	1/04	1,100	—	300.00	—	—

(1)
Effective December 31, 2000, we adopted our 2001 Long-Term Incentive Plan. The Plan provides long-term compensation to employees and key management personnel based on BMCA's book value (as defined in the plan). Our 2001 Long-Term Incentive Plan authorizes the grant of incentive units to eligible employees. Our 2001 Long-Term Incentive Plan is administered by a committee appointed by our board of directors. The number of incentive units granted is determined by the committee in its sole discretion. Generally, incentive units vest cumulatively, in 20% increments over five years, except that incentive units granted in exchange for preferred stock options retain the vested status and vesting schedule of the options exchanged. The committee may, in its sole discretion, however, grant incentive units with any vesting schedule, other than that normally provided in the 2001 Long-Term Incentive Plan. Vesting will end upon the termination of an employee's employment with us or any subsidiary for any reason. Incentive units generally are exercisable for a period of six years from the date of grant. If, after a change in control of BMCA, (as defined) an employee's employment is terminated by us for any reason other than Good Cause (as defined), as a result of death or permanent disability, or by the employee for Good Reason (as defined), all incentive units will become fully and immediately vested and payable in cash.

(2)
Set forth under the "Threshold" column is the initial value (as defined) per unit at which the respective incentive units were granted. The value of incentive units is determined at the end of each fiscal quarter based on our book value at that date less book value as of the date of grant divided by 1,000,010 and is payable in cash upon exercise. Our 2001 Long-Term Incentive Plan will terminate five years after its effective date of December 2000, unless terminated sooner by the committee. The committee, in its sole discretion, may grant incentive units with an Initial Value that is less than the Initial Value of such incentive units as normally determined under the 2001 Long-Term Incentive Plan.

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

Employment Security Agreements

        In June 2001, we entered into employment security agreements with certain of our executive officers and key personnel, including Messrs. Collins, Tafaro, Rebele, Harrison and Walton, in an effort to retain these individuals as well as provide security to us and the executives and to provide for continuity of management in the event of a change in control. The agreements have no expiration date, are supported by irrevocable letters of credit and provide for a single-sum payment consisting of two to three times salary and bonus and related benefits if employment is terminated or a change in employment responsibilities occurs within a thirty-six month period following the change in control event, as defined. At December 31, 2004, the aggregate value of the security agreements related to the above named individuals was $6.7 million, which excludes the cost of medical benefits under the 2001 Long-Term Incentive Plan.

        A change in control, as defined in the agreements, would occur when (1) the Heyman Group (as described below) ceases to be the beneficial owner, directly or indirectly, of a majority voting power of the voting stock of BMCA, (2) the transfer or sale of a substantial portion of the property of BMCA in any transaction or series of transactions to any entity or entities other than an entity of which the Heyman Group owns at least 80% of such entity's capital stock or beneficial interest or (3) any person or entity, other than the Heyman Group, assumes, without the consent of the Heyman Group, management responsibilities for the affairs of G-I Holdings or any subsidiary thereof. The filing of the Chapter 11 case by G-I Holdings did not constitute a change in control but a change in control could occur in the future depending on the outcome of the bankruptcy proceeding.

        Under the agreements, the "Heyman Group" means (1) Samuel J. Heyman, his heirs, administrators, executors and entities of which a majority of the voting stock is owned by Samuel J.

Heyman, his heirs, administrators or executors and (2) any entity controlled, directly or indirectly, by Samuel J. Heyman or his heirs, administrators or executors. Also for purposes of this section, "beneficial ownership" shall be determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  Securities Authorized for Issuance Under Equity Compensation Plans

        Not Applicable.

  Securities Ownership of Certain Beneficial Owners and Management

        As of March 30, 2005, 100% of our outstanding shares of Class A common stock were owned of record by BMCA Holdings Corporation.

        The following table sets forth information with respect to the ownership of our common stock, as of March 30, 2005, by each other person known to us to own beneficially more than 5% of the common stock outstanding on that date and by all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class	Total Voting Power
Class A Common Stock	Samuel J. Heyman All directors and executive officers as a group (7 persons)	1,015,010 —	(2)	100.0 —%	100.0 —%

(1)
The business address for Mr. Heyman is 1361 Alps Road, Wayne, New Jersey 07470.

(2)
The number of shares shown as being beneficially owned (as defined in Rule 13d-3 of the Exchange Act) by Mr. Heyman attributes ownership of the shares of our common stock owned by BMCA Holdings Corporation, an indirect wholly-owned subsidiary of G Holdings, to Mr. Heyman. As of March 30, 2005, Mr. Heyman beneficially owned (as defined in Rule 13d-3 of the Exchange Act) approximately 99% of the capital stock of G Holdings.

Item 13.    Certain Relationships and Related Transactions.

Management Agreement

        Pursuant to a management agreement, a subsidiary of ISP (of which Samuel J. Heyman beneficially owns, as defined in Rule 13d-3 of the Exchange Act, approximately 100%), provides some general management, administrative, legal and facilities services to us, including the use of our headquarters in Wayne, New Jersey. We were charged approximately $5.6, $6.2 and $6.1 million in 2004, 2003 and 2002, respectively, for these services under the management agreement, inclusive of the services provided to G-I Holdings. These charges consist of management fees and other reimbursable expenses attributable to us, or incurred by ISP for our benefit. They are based on an estimate of the costs ISP incurs to provide those services. The amount payable to ISP for management fees as of December 31, 2004 and 2003 was $0.4 and $0.4 million, respectively. The management agreement also provides that we are responsible for providing management services to G-I Holdings and some of its subsidiaries and that G-I Holdings pay to us a management fee for these services. The aggregate amount paid by G-I Holdings to us for services rendered under the management agreement in 2004, 2003 and 2002 was approximately $0.8 million, respectively. We also allocate a portion of the management fees payable by us under the management agreement to separate lease payments for the use of our headquarters. Some of our executive officers receive their compensation from ISP. ISP is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the management agreement.

        Due to the unique nature of the services provided under the management agreements, comparisons with third party arrangements are difficult. However, we believe that the terms of the management agreement taken as a whole are no less favorable to us than could be obtained from an unaffiliated third party.

Certain Purchases

        We purchase substantially all of our colored roofing granules and algae-resistant granules requirements under a long-term requirements contract from ISP, except for the requirements of certain of our roofing plants that are supplied by third parties. We believe our long-term supply requirements contract with ISP, taken as a whole, is no less favorable to us than could be obtained from an unaffiliated third party. In 2004, 2003 and 2002, we purchased in the aggregate approximately $98.2, $77.7 and $73.2 million of mineral products from ISP, respectively.

Tax Sharing Agreement

        We entered into a tax sharing agreement (the "Tax Sharing Agreement") dated January 31, 1994 and later amended on March 19, 2001, with G-I Holdings, with respect to the payment of federal income taxes and related matters. During the term of the Tax Sharing Agreement, which is effective for the period during which we or any of our domestic subsidiaries is included in a consolidated federal income tax return for the G-I Holdings' consolidated tax group, we are obligated to pay G-I Holdings an amount equal to those federal income taxes we would have incurred if we, on behalf of ourselves and our domestic subsidiaries, filed our own federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by us to G-I Holdings in future years, but cannot be carried back. If we ever were to leave the G-I Holdings' consolidated tax group, we would be required to pay to G-I Holdings the value of any tax attributes to which we would succeed under the consolidated return regulations to the extent the tax attributes reduced the amounts otherwise payable by us under the Tax Sharing Agreement. Under limited circumstances, the provisions of the Tax Sharing Agreement could result in us having a greater liability under the agreement than we would have had if we and our domestic subsidiaries had filed our own separate federal income tax return. Under the Tax Sharing Agreement, we and each of our domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of G-I Holdings or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to our business or assets or the business or assets of any of our domestic subsidiaries. Although, as a member of the G-I Holdings' consolidated tax group, we are severally liable for certain federal income tax liabilities of the G-I Holdings' consolidated tax group, including tax liabilities not related to our business, we should not have any liability other than liabilities arising from our operations and the operations of our domestic subsidiaries and tax liabilities for tax years pre-dating the Tax Sharing Agreement that relate to our business or assets and the business or assets of any of our domestic subsidiaries. The Tax Sharing

Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, G-I Holdings makes all decisions with respect to all matters relating to taxes of the G-I Holdings' consolidated tax group. The provisions of the Tax Sharing Agreement take into account both the federal income taxes we would have incurred if we filed our own separate federal income tax return and the fact that we are a member of the G-I Holdings' consolidated tax group for federal income tax purposes.

Intercompany Borrowings

        We make loans to, and borrow from, our parent corporations from time to time at rates ranging from 4.0% to 6.3% in 2004. During 2001 and on July 1, 2003 and December 29, 2003, we loaned BMCA Holdings Corporation $2.5, $37.8 and $15.0 million, respectively, and on July 9, 2003 and December 29, 2003, BMCA Holdings Corporation loaned us $37.8 and $15.0 million, respectively. As of December 31, 2004 and 2003, BMCA Holdings Corporation owed us $55.7 and $55.6 million, including interest of $0.4 and $0.3 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively. Interest income on our loans to BMCA Holdings Corporation amounted to $2.9, $1.0 and $0.1 million in 2004, 2003 and 2002, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $2.8 and $0.9 million in 2004 and 2003, respectively. Loans payable to/receivable from our parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in our $350.0 million Senior Secured Revolving Credit Facility, which we refer to as the Senior Secured Revolving Credit Facility, and our 7 3/4% Senior Notes due 2005, the 8% Senior Notes due 2007, the 8% Senior Notes due 2008 and the 7 3/4% Senior Notes due 2014, which we refer to collectively as the Senior Notes. Under the terms of our Senior Secured Revolving Credit Facility and the indentures governing the Senior Notes at December 31, 2004, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions. We also make non-interest bearing advances to affiliates, of which no balance was outstanding at December 31, 2004. In addition, no loans were owed by us to other affiliates. See Note 17 to our consolidated financial statements included in this annual report on Form 10-K.

Item 14.    Principal Accountant Fees and Services.

        The following table presents fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, for the fiscal years ended December 31, 2004 and 2003.

Audit and Non-Audit Fees

	2004	2003
Audit Fees(1)	$377,500	$199,500
Audit-Related Fees(2)	9,240	9,240
Tax Fees(3)	25,000	20,000
All Other Fees(4)	—	3,500

Total	$411,740	$232,240

(1)
Audit fees relate to professional services rendered by KPMG LLP in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings. In 2004,

  $178,000 relates to procedures performed in connection with the issuance of our $250 million 7 3/4% Senior Notes due 2014.

(2)
Audit-related fees include professional services rendered by KPMG LLP related to the audit of our employee benefit plans.

(3)
Tax fees include professional services rendered by KPMG LLP in connection with tax compliance. We do not engage KPMG LLP to perform personal tax services for our executive officers.

(4)
All other fees related to non-financial statement audit services, in connection with agreed upon procedures.

Policy on Pre-Approval of Audit and Non-Audit Services Performed by the Independent Auditors

        Our Board of Directors approves, prior to the engagement, consistent with the Sarbanes-Oxley Act of 2002 and the requirements of the Securities and Exchange Commission, any audit, audit-related and permitted non-audit services reasonably likely to be required by us from KPMG LLP during the coming fiscal year. The Board may delegate the approval of unanticipated (but otherwise permitted) non-audit services during the coming fiscal year to our principal financial or accounting officer as required.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

        The following documents are filed as part of this report:

  (a)
  (1)  Financial Statements: See Index on page F-1.

  (a)
  (2)  Financial Statement Schedules: See Index on page F-1.

  (a)
  (3)  Exhibits:

EXHIBIT INDEX

Exhibit Number	Description
2.1	Reorganization Agreement, dated as of December 31, 1998, by and among BMCA, Building Materials Manufacturing Corporation and Building Materials Investment Corporation (incorporated by reference to Exhibit 2.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-69749) (the "2008 Notes S-4")).
3.1	Amended and Restated Certificate of Incorporation of BMCA (incorporated by reference to Exhibit 3.1 to BMCA's Form 10-K for the fiscal year ended December 31, 1999).
3.2	By-laws of BMCA (incorporated by reference to Exhibit 3.2 to BMCA's Registration Statement on Form S-4 (Registration No. 33-81808)) (the "Deferred Coupon Note Registration Statement").
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
4.2
First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of October 20, 1997 among BMCA, as issuer, Building Materials Manufacturing Corporation, as co-obligor, and Building Materials Investment Corporation, as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.8 to the 2008 Notes S-4).
4.3
Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of October 20, 1997 among BMCA and Building Materials Manufacturing Corporation, as issuers, Building Materials Investment Corporation, as guarantor, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to BMCA's Form 10-K for the fiscal year ended December 31, 2000 (the "2000 10-K")).
4.4
Indenture, dated as of July 17, 1998, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-60633)).
4.5
First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of July 17, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.9 to the 2008 Notes S-4).
4.6
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

4.7	Indenture, dated as of December 3, 1998, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the 2008 Notes S-4).
4.8
First Supplemental Indenture dated as of January 1, 1999 to Indenture dated as of December 3, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the 2008 Notes S-4).
4.9
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
4.10
Indenture, dated as of July 26, 2004, among BMCA, as issuer, BMCA Insulation Products Inc., BMCA Quakertown Inc., Building Materials Investment Corporation, Building Materials Manufacturing Corporation, Ductwork Manufacturing Corporation, GAF Leatherback Corp., GAF Materials Corporation (Canada), GAF Premium Products Inc., GAF Real Properties, Inc., GAFTECH Corporation, LL Building Products Inc., Pequannock Valley Claim Service Company, Inc., South Ponca Realty Corp. and Wind Gap Real Property Acquisition Corp., as guarantors, and Wilmington Trust Company as trustee (incorporated by reference to Exhibit 4.10 to BMCA's Registration Statement on Form S-4 (Registration No. 333-119608) (the "July 2004 Registration Statement")).
10.1
Amended and Restated Management Agreement, dated as of January 1, 1999, among GAF, G-I Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, ISP, GAF Building Materials Corporation, GAF Broadcasting Company, Inc., BMCA and ISP Opco Holdings Inc. (incorporated by reference to Exhibit 10.1 to the 1998 10-K).
10.2
Amendment No. 1 to the Management Agreement, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.2 to International Specialty Products Inc. annual report on Form 10-K for the fiscal year ended December 31, 1999).
10.3
Amendment No. 2 to the Management Agreement, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3 to International Specialty Products Inc. annual report on Form 10-K for the fiscal year ended December 31, 2000).
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
10.5
Amendment No. 4 to the Amended and Restated Management Agreement, dated as of January 1, 2002, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. (incorporated by reference to Exhibit 10.5 to BMCA's Form 10-K for the fiscal year ended December 31, 2001
(the "2001 10-K")).

10.6
Amendment No. 5 to the Amended and Restated Management Agreement, dated as of January 1, 2003, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. (incorporated by reference to Exhibit 10.1 to BMCA's Form 10-Q for the quarterly period ended March 30, 2003).
10.7
Amendment No. 6 to the Amended and Restated Management Agreement, dated as of January 1, 2004, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., International Specialty Holdings Inc., ISP Synthetic Elastomers LP, ISP Investco LLC, GAF Broadcasting Company, Inc., BMCA and ISP Management Company, Inc. as assignee of ISP Chemco, Inc. (incorporated by reference to Exhibit 10.1 to BMCA's Form 10-Q for the quarterly period ended April 4, 2004).
10.8	BMCA 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the 2000 10-K).
10.9	Tax Sharing Agreement, dated as of January 31, 1994, among GAF, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.6 to the Deferred Coupon Note Registration Statement).
10.10	Amendment to Tax Sharing Agreement, dated as of March 19, 2001, between G-I Holdings and BMCA (incorporated by reference to Exhibit 10.10 to the 2000 10-K).
10.11
Reorganization Agreement, dated as of January 31, 1994, among GAF Building Materials Corporation, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.9 to the Deferred Coupon Note Registration Statement).
10.12
Credit Agreement, dated as of July 9, 2003, by and among BMCA, the Initial Lenders, Initial Issuing Bank and Swing Line Bank (as defined therein), Citicorp USA, Inc., as collateral monitoring agent and administrative agent, Citigroup Global Markets Inc., as lead arranger and book manager, Deutsche Bank Securities Inc., as syndication agent and The CIT Group/Business Credit, Inc., Congress Financial Corporation and JP Morgan Chase Bank as co-documentation agents (the "Credit Agreement") (incorporated by reference to Exhibit 10.1 to BMCA's Form 10-Q for the quarterly period ended June 29, 2003).
10.13
First Amendment, dated as of May 7, 2004, to the Credit Agreement dated as of July 9, 2003, among BMCA, the banks, financial institutions and other institutional lenders party thereto and Citicorp USA, Inc., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to BMCA's Form 10-Q for the quarterly period ended July 4, 2004).
10.14
Second Amendment, dated as of July 12, 2004, to the Credit Agreement dated as of July 9, 2003, among BMCA, the Grantors party thereto, the banks, financial institutions and other institutional lenders party thereto and Citicorp USA, Inc., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.14 to the July 2004 Registration Statement).
10.15
Third Amendment, dated as of July 19, 2004, to the Credit Agreement dated as of July 9, 2003, among BMCA, the Grantors party thereto, the banks, financial institutions and other institutional lenders party thereto and Citicorp USA, Inc., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.15 to the July 2004 Registration Statement).
10.16
Fourth Amendment, dated as of November 9, 2004, among BMCA, the Grantors party thereto, the banks, financial institutions and other institutional lenders party thereto and Citicorp USA, Inc., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.16 to the July 2004 Registration Statement).

10.17	Employment Security Agreement between BMCA and William W. Collins, effective May 2001 (incorporated by reference to Exhibit 10.22 to the 2001 10-K).
10.18	Employment Security Agreement between BMCA and David A. Harrison, effective June 2001(incorporated by reference to Exhibit 10.23 to the 2001 10-K).
10.19	Employment Security Agreement between BMCA and Robert B. Tafaro, effective June 2001 (incorporated by reference to Exhibit 10.24 to the 2001 10-K).
10.20	Employment Security Agreement between BMCA and Kenneth E. Walton, effective June 2001 (incorporated by reference to Exhibit 10.25 to the 2001 10-K).
10.21	Employment Security Agreement between BMCA and John F. Rebele, effective June 2001 (incorporated by reference to Exhibit 10.26 to the 2001 10-K).
10.22
Amended and Restated Collateral Agent Agreement, dated as of July 9, 2003, among BMCA, the Subsidiary Parties thereto, Citicorp USA, Inc., as administrative agent, Citibank, N.A., as collateral agent, and each Senior Note Trustee (as defined therein) (the "Collateral Agent Agreement") (incorporated by reference to Exhibit 10.22 to the July 2004 Registration Statement).
10.23
First Amendment to the Collateral Agent Agreement, dated as of July 12, 2004, among BMCA, the Subsidiary Parties thereto, Citicorp USA, Inc., as administrative agent, Citibank, N.A., as collateral agent, and each Senior Note Trustee (as defined therein) (incorporated by reference to Exhibit 10.23 to the July 2004 Registration Statement).
10.24
Amended and Restated Security Agreement, dated as of July 9, 2003, among BMCA, the Grantors thereto and Citibank, N.A., as collateral agent (the "Security Agreement") (incorporated by reference to Exhibit 10.24 to the July 2004 Registration Statement).
10.25
First Amendment to the Security Agreement, dated as of August 22, 2003, among BMCA, the Grantors thereto and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.25 to the July 2004 Registration Statement).
10.26
Second Amendment to the Security Agreement, dated as of May 7, 2004, among BMCA, the Grantors thereto and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.26 to the July 2004 Registration Statement).
10.27
Third Amendment to the Security Agreement, dated as of July 12, 2004, among BMCA, the Grantors thereto and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.27 to the July 2004 Registration Statement).
*21	Subsidiaries of BMCA.
*23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
*31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer.
*31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer.
*32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILDING MATERIALS CORPORATION OF AMERICA BUILDING MATERIALS MANUFACTURING CORPORATION
Date: March 30, 2005	By:	/s/ JOHN F. REBELE Name: John F. Rebele Title: Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2005 by the following persons on behalf of each registrant and in the capacities indicated.

Signature	Title

/s/ WILLIAM W. COLLINS William W. Collins	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ JOHN F. REBELE John F. Rebele	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)
/s/ DAVID A. HARRISON David A. Harrison	Director
/s/ ROBERT B. TAFARO Robert B. Tafaro	Director
/s/ KENNETH E. WALTON Kenneth E. Walton	Director
/s/ JAMES T. ESPOSITO James T. Esposito	Vice President and Controller (Principal Accounting Officer)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant listed below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILDING MATERIALS INVESTMENT CORPORATION
Date: March 30, 2005	By:	/s/ JOHN F. REBELE Name: John F. Rebele Title: Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2005 by the following persons on behalf of each registrant and in the capacities indicated.

Signature	Title

/s/ WILLIAM W. COLLINS William W. Collins	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ BARRY A. CROZIER Barry A. Crozier	Director
/s/ JOHN F. REBELE John F. Rebele	Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

BUILDING MATERIALS CORPORATION OF AMERICA

FORM 10-K

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS, CONSOLIDATED
FINANCIAL STATEMENTS AND SCHEDULES

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

        Building Materials Corporation of America or BMCA, a subsidiary of BMCA Holdings Corporation, was formed in January 1994 to acquire the operating assets and certain liabilities of GAF Building Materials Corporation, whose name was changed to G-I Holdings Inc., our indirect parent. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc. See Note 1 to our Consolidated Financial Statements. Unless otherwise indicated by the context, "we," "us" and "our" refer to Building Materials Corporation of America and its consolidated subsidiaries.

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

        We are a leading national manufacturer and marketer of a broad line of asphalt and polymer based roofing products and accessories for the residential and commercial markets. We also manufacture specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. We have twenty-seven strategically located manufacturing facilities across the United States. Our manufacturing facilities include: seventeen asphalt roofing manufacturing facilities, two roofing accessory plants, one thermoplastic polyolefin plant, one glass fiber manufacturing plant, two glass mat manufacturing plants, one fiber-cement shingle and siding plant, one liquid roofing membrane and adhesive plant and two attic ventilation and air distribution product plants.

        Our products are marketed in three groups: residential roofing, commercial roofing and specialty building products and accessories.

  Residential Roofing

        We are a leading national manufacturer of a complete line of residential roofing products. Our principal lines of residential roofing shingles are the Timberline® series, the Sovereign® series, as well as certain other specialty shingles. In recent years, we have improved our sales mix of residential roofing products by increasing our emphasis on laminated shingles and accessory products (the Timberline® series and specialty shingles), which are generally sold at higher prices and more attractive profit margins than our standard strip shingle products. We believe, based on unit sales, that we are the largest manufacturer of residential roofing shingles in the United States.

  Commercial Roofing

        We manufacture a full line of modified bitumen and asphalt built-up roofing products, thermoplastic polyolefin products, liquid applied membrane systems and roofing accessories for use in the application of commercial roofing systems. We also market thermoplastic and elastomeric single-ply products, which address the important and growing single-ply segment of the commercial roofing market. We believe, based on unit sales, that we are the largest manufacturer of both asphalt built-up roofing products and modified bitumen products in the United States.

        We sell modified bitumen products under the Ruberoid® and Brai® trademarks. Modified bitumen products are used primarily in re-roofing applications or in combination with glass membranes in GAF CompositeRoof™ systems. Modified bitumen systems provide high strength characteristics, such as weatherability, water resistance and labor cost savings due to ease of application.

        Over the past five years, over 80% of industry sales of both residential and commercial roofing products were for re-roofing, as opposed to new construction. As a result, we believe our exposure and the roofing industry's exposure to cyclical downturns in the new construction market are substantially lower than for other building material manufacturers. We expect that demand for residential re-roofing will continue to increase as the existing housing stock ages and as homeowners upgrade from standard strip roofing shingles to premium laminated shingles for enhanced aesthetics and durability. We also expect commerical roofing demand to rise as construction of new commerical facilities increases and existing buildings age.

        Our business relies on the availability of reasonably priced raw materials and energy for the production of our products. Shortages of and price increases of these products, specifically asphalt, which is correlated to increases in the price of oil, have occurred in the past and may occur in the future. To mitigate the effect of the petroleum-based and other cost increases, we will attempt to pass on future unexpected cost increases from our suppliers as needed, although no assurances can be provided that these price increases will be accepted in the marketplace.

        Our net sales for 2004 were $1,773.4 million, an increase of 10.3% from net sales of $1,607.8 million in 2003. Our operating income increased by 14.5% in 2004 to $156.3 million from $136.5 million in 2003. (See discussion on operating results below.)

Critical Accounting Policies

        The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to customer incentives, doubtful accounts, inventory valuation, product warranty claims, environmental liabilities, the carrying value of goodwill, the carrying value of long-lived tangible and intangible assets, pensions and other postemployment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. In the opinion of our management, the consolidated financial statements herein contain all adjustments necessary to present fairly our financial position and our results of operations and cash flows for the periods presented. We do not anticipate any changes in management estimates that would have a material impact on our operations, liquidity or capital resources, subject to the matters discussed in Note 18 to Consolidated Financial Statements. We believe the following critical accounting policies are the most important to the portrayal of our financial condition and results of operations and require our management's more significant judgments and estimates in the preparation of our consolidated financial statements.

  Revenue Recognition

        Revenue is recognized at the time products are shipped to the customer. Products are generally shipped Freight on Board, or FOB shipping point. Title and risk of loss passes to the customer at the time of shipment.

  Customer Incentives

        We maintain allowances for customer incentives and volume rebates resulting from promotional programs to certain of our customers. The customer incentives and volume rebates are recorded as a reduction in gross sales and reserves are recorded based on customers' purchase levels of specific products and the promotional programs related to these products. Management evaluates customer performance against these incentives and volume rebate programs from time to time. If adjustments to our estimates are required, additional allowances or reductions to the customer incentive reserves would be recorded.

  Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management continuously assesses the financial condition of our customers and the markets in which these customers participate and adjusts credit limits or the allowance for doubtful accounts based on this periodic review, which includes a detailed analysis of financial statements and performance against key financial performance metrics and historical financial information. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, our ability to collect on accounts could be negatively impacted, in which case additional allowances may be required.

  Inventories

        Inventories are valued at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine cost for asphalt-based products used to produce our products. All other inventories are valued on the FIFO (first-in, first-out) method. We reserve our inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and their estimated market value based upon assumptions related to future demand and market conditions. If actual market conditions differ than those projected by management, additional inventory adjustments may be required.

  Long-Lived Asset Impairment

        We follow the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or SFAS No. 144. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For purposes of recognizing and measuring impairment of long-lived assets, we evaluate assets of our associated facilities because this is the lowest level of independent cash flows ascertainable to evaluate impairment. We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For long-lived assets to be held and used, an impairment exists when the carrying amount of the asset exceeds the estimated undiscounted cash flows. Any resulting impairment is measured based on the fair value of the related asset. Fair value is determined based on future projected demand and estimated discounted cash flows. See Note 7 to Consolidated Financial Statements.

  Goodwill

        In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" or SFAS No. 142, effective January 1, 2002, goodwill is no longer amortized over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. This assessment could result in a material future impairment charge.

        We evaluated the recoverability of goodwill for our roofing products and specialty building products and accessories reporting units. Our methodology included evaluations using estimated future discounted cash flows, multiples of net sales and multiples of earnings before interest, taxes, depreciation and the amortization of other assets, or EBITDA. Our analysis was completed for each of the reporting units to which the goodwill relates. If the estimated range of fair values from the methodologies employed are less than the carrying amount of the related reporting unit, impairment losses for goodwill are charged to results of operations. In determining the estimated future discounted cash flows, we considered projected future levels of income, future business trends and market and economic conditions. Our analysis related to multiples of net sales and EBITDA are based on related industry data. We adopted SFAS No. 142 effective January 1, 2002 and prepared an impairment analysis at December 31, 2004, 2003 and 2002 and noted no impairment existed. See Note 4 to Consolidated Financial Statements.

  Product Warranty Claims

        We provide certain limited warranties covering most of our residential roofing products for periods generally ranging from 20 to 40 years, with lifetime limited warranties on certain specialty shingle products. We also offer certain limited warranties of varying duration covering most of our commercial roofing products. Most of our specialty building products and accessories provide limited warranties for periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products. The reserve for product warranty claims is estimated on the basis of historical and projected claims activity, as well as other factors. The accuracy of the estimate of additional costs is dependent on both the number and cost of future claims submitted during the warranty periods. We believe that the reserves established for estimated probable future product warranty claims are adequate. If actual claims differ from these estimates, adjustments to this reserve may be required.

  Environmental Liabilities

        We accrue environmental costs when it is probable that we have incurred a liability and the expected amount can be reasonably estimated and, review on an ongoing basis, our estimated environmental liabilities reserve. The amount accrued reflects our assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multi-party sites and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

  Pension and Other Postemployment Benefits

        We maintain defined benefit plans that provide eligible employees with retirement benefits. In addition, while we generally do not provide postretirement medical and life insurance benefits, we subsidize such benefits for certain employees and certain retirees. The costs and obligations related to these benefits reflect our assumptions related to general economic conditions (particularly interest rates), expected return on plan assets and rate of compensation increases for employees. We set the discount rate assumption annually for our retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by our actuaries and our financial management. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. Our discount rate as of December 31, 2004 and 2003 for determining projected benefit obligations was 6.0% and 6.25%, respectively. A 25 basis points increase or decrease in the discount rate assumption would result in a plus or minus $0.1 million impact on pension expense and a plus or minus $1.2 million impact on the projected benefit obligation. Our expected long-term rate of return on assets assumption for our retirement plans was 9.5% in 2004 and 2003, respectively. In addition, a 25 basis points increase or decrease in the expected long-term rate of return on assets assumption would result in a plus or minus $0.1 million impact on pension expense.

        Projected health care benefits additionally reflect our assumptions about health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.

Results of Operations

        Roofing product sales is our dominant business, typically accounting for approximately 95% of our consolidated net sales. The main drivers of our roofing business include: the nation's aging housing stock; existing home sales; new home construction; larger new homes; increased home ownership rates; and severe weather and energy concerns. Our roofing business is also affected by raw material costs, including asphalt and other petroleum-based raw materials, energy, and transportation and distribution costs.

2004 Compared with 2003

        We recorded net income in 2004 of $54.9 million compared with net income of $47.2 million for 2003, representing an increase of 16.3%. The reported net income for 2003 included a $3.7 million after-tax operating gain ($5.7 million pre-tax) from the sale of property in Ontario, California and a $2.4 million after-tax operating loss ($3.8 million pre-tax) from the write-down of the Albuquerque, New Mexico manufacturing facility. See Notes 6 and 7 to Consolidated Financial Statements. The increase in 2004 net income was primarily the result of higher operating income, partially offset by higher interest expense.

        Net sales for 2004 were $1,773.4 million compared with $1,607.8 million in 2003, representing an increase of 10.3%. Higher net sales in 2004 were primarily due to higher unit volumes and higher average selling prices of premium residential and commercial roofing products.

        Operating income for 2004 was $156.3 million compared with $136.5 million in 2003, representing an increase of $19.8 million or 14.5%. Operating income for 2003 included a $5.7 million pre-tax operating gain on the sale of property in Ontario, California and a $3.8 million pre-tax operating loss from the write-down of the Albuquerque, New Mexico manufacturing facility. Higher operating results in 2004 were primarily attributable to an increase in net sales of residential and commercial roofing products, partially offset by higher raw material costs, including asphalt and other petroleum-based raw materials, and higher selling, general and administrative expenses primarily due to higher volume related distribution and selling costs, and higher transportation costs, principally due to a rise in fuel costs.

        Interest expense increased to $62.7 million in 2004 from $56.7 million in 2003, primarily due to higher average borrowings, partially offset by a lower average interest rate. The higher average borrowings in 2004 were primarily due to the issuance, in July 2004, of $200 million 7 3/4% Senior Notes due 2014 and the issuance, in November 2004, of an additional $50 million 7 3/4% Senior Notes due 2014, which we refer to collectively as the 2014 Notes, partially offset by the redemption of the $100 million 8 5/8% Senior Notes due 2006, which we refer to as the 2006 Notes, and a reduction in the amount outstanding under the $350 million Senior Secured Revolving Credit Facility. In connection with entering into these financing transactions, we recorded additional interest expense of approximately $2.2 million, representing the write-off of the remaining deferred financing costs of the 2006 Notes, the premium paid to exercise the call of the 2006 Notes and other interest related expenses. Other expense, net was $6.1 million for 2004 compared with $6.1 million for 2003.

  Business Segment Information

        Net Sales.    Net sales of roofing products for 2004 increased to $1,695.0 million from $1,534.3 million for 2003, representing an increase of $160.7 million or 10.5%. The increase in net sales of roofing products was primarily attributable to higher unit volumes and, to a lesser extent, higher average selling prices. Roofing product net sales were favorably impacted by an increase in net sales of premium laminate shingles primarily due to higher unit volumes and higher average selling prices. Net sales of specialty building products and accessories increased by $4.9 million or 6.7% for 2004 to $78.4 million, compared to $73.5 million for 2003.

        Gross Margin.    Our overall gross margin for 2004 increased to $547.6 million or 30.9% from $473.6 million or 29.5% for 2003. The increase in our gross margin percentage is primarily attributable to an increase in net sales due to an improved sales mix and higher average selling prices, partially offset by slightly higher manufacturing costs.

        Operating Income.    Operating income for 2004 increased to $156.3 million or 8.8% of net sales, compared to $136.5 million or 8.5% of net sales for 2003. Operating income for 2003 included a $5.7 million pre-tax operating gain on the sale of property in Ontario, California and a $3.8 million pre-tax operating loss from the write-down of the Albuquerque, New Mexico manufacturing facility. The overall increase in operating income for 2004 is primarily attributable to higher net sales of roofing products driven by higher unit volumes and higher average selling prices, partially offset by higher raw material costs, and higher selling, general and administrative expenses due to higher volume related distribution and selling costs, and higher transportation costs, principally due to a rise in fuel costs.

2003 Compared with 2002

        We recorded net income in 2003 of $47.2 million compared with net income of $32.6 million for 2002, representing an increase of 44.8%. The reported net income of $47.2 million included a $2.4 million ($3.8 million pre-tax) after-tax operating loss from the write-down of the Albuquerque, New Mexico manufacturing facility and a $3.7 million ($5.7 million pre-tax) after-tax operating gain from the sale of property in Ontario, California. See Notes 6 and 7 to Consolidated Financial Statements. The increase in 2003 net income was primarily the result of higher operating income together with lower other non-operating expenses, partially offset by higher interest expense.

        Net sales for 2003 were $1,607.8 million compared with $1,360.7 million in the same period of 2002, representing an increase of 18.2%. Higher net sales in 2003 were primarily attributable to higher unit volumes and higher average selling prices of premium residential and commercial roofing products.

        Operating income for 2003 was $136.5 million compared with $114.9 million in 2002, representing an increase of $21.6 million or 18.8%. Higher operating results in 2003 were primarily attributable to an increase in net sales of residential and commercial roofing products and the gain from the sale of property in Ontario, California, partially offset by higher raw material costs, principally asphalt due to higher crude oil prices, together with higher selling, general and administrative expenses due to higher volume related costs and the loss from the write-down of the Albuquerque, New Mexico manufacturing facility.

        Interest expense increased to $56.7 million in 2003 from $55.0 million for the same period in 2002, primarily due to higher average borrowings partially offset by a lower average interest rate. Other expense, net was $6.1 million for 2003 compared with $9.0 million for 2002 primarily due to a decline in financing costs in connection with the termination of the Accounts Receivable Securitization Agreement. See Note 10 to Consolidated Financial Statements.

  Business Segment Information

        Net Sales.    Net sales of roofing products for 2003 increased to $1,534.3 million from $1,289.4 million for 2002, representing an increase of $244.9 million or 19.0%. The increase in net sales of roofing products was primarily attributable to higher unit volumes and, to a lesser extent, higher average selling prices. Roofing product net sales were favorably impacted by an increase in net sales of premium laminate shingles primarily due to higher unit volumes and higher average selling prices. Specialty building products and accessories increased by $2.2 million or 3.1% for 2003 to $73.5 million, compared to $71.3 million for 2002.

        Gross Margin.    Our overall gross margin for 2003 increased to $473.6 million or 29.5% from $406.1 million or 29.8% for 2002. The overall increase in our gross margin is primarily attributable to an increase in net sales due to higher average selling prices, partially offset by higher raw material costs, principally asphalt, due to higher crude oil prices in our roofing products business.

        Operating Income.    Operating income for 2003 increased to $136.5 million or 8.5% of net sales, compared to $114.9 million or 8.4% of net sales for 2002. Operating income for 2003 includes a $5.7 million pre-tax operating gain on the sale of property in Ontario, California and a $3.8 million operating loss in connection with the write-down on our Albuquerque, New Mexico manufacturing facility. The overall increase in operating income for 2003 is primarily attributable to higher net sales of roofing products driven by higher unit volumes and higher average selling prices, partially offset by higher raw material costs, principally asphalt, and higher selling, general and administrative expenses due to higher volume related distribution and selling costs.

Liquidity and Financial Condition

  Cash Flows and Cash Position

        Sales of roofing products and specialty building products and accessories in the northern regions of the United States generally decline in the late fall and winter months due to cold weather. In addition, adverse weather conditions can result in higher customer demand during our peak operating season depending on the extent and severity of the damage from these severe weather conditions. Due to the seasonal demands of our business together with extreme weather conditions, we generally have negative cash flows from operations during the first six months of our fiscal year. Our negative cash flows from operations are primarily driven by our cash invested in both accounts receivable and inventories to meet these seasonal operating demands. Generally, in the third and fourth quarters of our fiscal year, our cash flows from operations become positive for each quarter, as our investment in inventories and accounts receivable no longer continues to increase, as is customary in the first six months of our fiscal year. Our seasonal working capital needs, together with our debt service obligations, capital expenditure requirements and other contracted arrangements, adversely impact our liquidity during this period. We rely on our cash on hand and our $350.0 million Senior Secured Revolving Credit facility due November 2006, which we refer to as our Senior Secured Revolving Credit Facility, to support our overall cash flow requirements during these periods. We expect to continue to rely on our cash on hand and external financings to maintain operations over the short and long-term and to continue to have access to the financing markets, subject to the then prevailing market terms and conditions.

        Net cash inflow from operating and investing activities was $7.3 million during 2004, including $74.5 million of cash provided by operations, partially offset by the reinvestment of $67.2 million for capital programs and an acquisition of the Quakertown, Pennsylvania manufacturing facility (see below).

        Cash invested in additional working capital totaled $42.9 million during 2004, reflecting an increase in total accounts receivable of $60.3 million, due to increased operating performance and the seasonality of our business, a $38.8 million increase in inventories to meet our seasonal operating demands and a $1.5 million increase in other current assets, partially offset by a $57.7 million increase in accounts payable and accrued liabilities. The net cash used for operating activities also included a $14.8 million net increase in the payable to related parties/parent corporations, primarily attributable to $30.3 million in current federal income taxes and a $4.0 million increase in amounts due under our long-term granule supply agreement with an affiliated company, partially offset by $19.5 million in federal income tax payments, paid pursuant to our Tax Sharing Agreement with our parent corporation. In addition, cash used in operating activities also included a $5.0 million increase in other assets primarily due to the implementation process of the Company's enterprise resource planning system.

        Net cash provided by financing activities totaled $119.3 million during 2004, including $835.3 million of aggregate proceeds from the issuance of long-term debt, of which $584.4 million related to 2004 cumulative borrowings under our Senior Secured Revolving Credit Facility and $250.9 million related to proceeds from the issuance of our 2014 Notes. Financing activities also included $695.7 million in aggregate repayments of long-term debt, of which $584.4 million related to 2004 cumulative repayments under our Senior Secured Revolving Credit Facility and $100.0 million related to the redemption of our 2006 Notes. In addition, repayments of long-term debt included $8.5 million related to our Nashville, Tennessee Industrial Development Revenue Bonds, $2.5 million related to our Chester, South Carolina loan obligation, $0.2 million related to our 10 1/2% Michigan City, Indiana Note and $0.1 million related to our Shafter, California Industrial Development Revenue Bonds. In addition, financing activities also included $15.0 million in cash dividends paid to our parent corporation, $5.0 million in financing fees and expenses primarily due to the financing transactions in connection with the issuance of our 2014 Notes and $0.3 million in distributions and loans to our parent corporation. The payments to our parent corporation are allowable under our Senior Secured Revolving Credit Facility and our 7 3/4% Senior Notes due 2005, the 8% Senior Notes due 2007, the 8% Senior Notes due 2008, and the 7 3/4% Senior Notes due 2014, which we refer to collectively as the Senior Notes.

  Debt Instruments, Financial Covenants and Restrictions

        At December 31, 2004, we had total outstanding consolidated indebtedness of $741.3 million, including $52.8 million of demand loans payable to our parent corporation, of which $152.5 million matures prior to December 31, 2005, and a stockholders' deficit of $2.7 million. We anticipate funding these obligations principally from our cash on hand, cash flow from operations and/or additional borrowings under our Senior Secured Revolving Credit Facility.

        In August 1999, we entered into a $110 million secured revolving credit facility. In December 2000, we entered into an additional $100 million secured revolving credit facility to be used for working capital purposes subject to certain restrictions. In December 2002, we consolidated and restated both credit facilities into our $210 million Consolidated and Restated Credit Agreement, which we refer to as the Credit Agreement. In connection with entering into the additional $100 million secured revolving credit facility in December 2000, we also issued a $7 million precious metal note, which we refer to as the Precious Metal Note, which bears interest rates similar to the Credit Agreement, to finance precious metals used in our manufacturing processes. The Credit Agreement, which was initially scheduled to mature in August 2003, was repaid and replaced in July 2003, with a new senior secured credit facility (see below).

        In July 2003, we entered into a new $350 million Senior Secured Revolving Credit Facility. The initial borrowings under our Senior Secured Revolving Credit Facility were primarily used to repay amounts outstanding under our Credit Agreement, to repay our $115 million Accounts Receivable Securitization Agreement due December 2004 and to repay our $7 million Precious Metal Note due August 2003. The Senior Secured Revolving Credit Facility has a final maturity date of November 15, 2006, subject to certain conditions, is secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and is guaranteed by all of our current and future subsidiaries. Availability under the Senior Secured Revolving Credit Facility is based upon eligible Accounts Receivable, Inventory, and Property, Plant and Equipment (collectively the "Collateral"), as defined, in the Senior Secured Revolving Credit Facility and includes a sub-limit for letters of credit of $100 million. The Senior Secured Revolving Credit Facility bears interest at a floating rate based on the lenders' Base Rate, the federal funds rate or the Eurodollar rate, each as defined in the Senior Secured Revolving Credit Facility. On May 7, 2004, we amended our Senior Secured Revolving Credit Facility, which reduced the floating rate of interest as defined in the Senior Secured Revolving Credit Facility. On July 12, July 19, and November 5, 2004, the Senior Secured Revolving Credit Facility was further amended to allow for the issuance of our 2014 Notes (see below). The Senior Secured Revolving Credit Facility requires mandatory repayments of excess cash, as defined, on the tenth day of each month and contains a material adverse change clause. We are also required to pay unused commitment fees associated with the Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility provides for optional and mandatory reductions in the overall $350 million Senior Secured Revolving Credit Facility commitment, subject to certain conditions as defined in the Senior Secured Revolving Credit Facility. In addition, the Senior Secured Revolving Credit Facility also provides for optional and mandatory prepayments of borrowings outstanding under the Senior Secured Revolving Credit Facility, subject to certain conditions. Borrowings outstanding under the Senior Secured Revolving Credit Facility, which are included in long-term debt amounted to $0 million at December 31, 2004 and 2003.

        Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes, we are subject to certain financial covenants. These financial covenants include, among others,

  •
  interest coverage, as defined;

  •
  minimum consolidated EBITDA (earnings before income taxes and extraordinary items increased by interest expense, depreciation, goodwill and other amortization), as defined;

  •
  limitations on the amount of annual capital expenditures and indebtedness;

  •
  restrictions on restricted payments, including dividends and distributions to our parent corporations and on incurring liens; and

  •
  restrictions on investments and other payments.

        In addition, if a change of control as defined in the Senior Secured Revolving Credit Facility occurs, the Senior Secured Revolving Credit Facility could be terminated and the loans under the Senior Secured Revolving Credit Facility accelerated by the holders of that indebtedness. If that event occurred, it would cause our outstanding Senior Notes to be accelerated.

        As of December 31, 2004, after giving effect to the most restrictive of the aforementioned restrictions, we could not have paid dividends or made other restricted payments to our parent corporation. In addition, at December 31, 2004, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions as outlined in the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes.

        As of December 31, 2004, we were in compliance with all covenants under the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes.

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

        On November 10, 2004, we issued an additional $50.0 million in aggregate principal amount of our 2014 Notes. The additional 2014 Notes were issued under an indenture dated July 26, 2004, pursuant to which we previously issued our original $200.0 million of 7 3/4% Senior Notes due 2014. These additional 2014 Notes rank equally with and formed a part of a single series with such original 2014 Notes and have the same terms and conditions. The net proceeds from the issuance of the additional 2014 Notes, after deducting the offering expenses and including the addition of the applicable premium were approximately $50.6 million. We used the net proceeds from the additional 2014 Notes to reduce amounts outstanding under our Senior Secured Revolving Credit Facility. The premium of approximately $0.9 million is included in long-term debt and will be amortized over the life of the 2014 Notes.

        Under the terms and conditions of the 2014 Notes, the noteholders have the right under the indentures governing such notes to require us to purchase the 2014 Notes at a price of 101% of the principal amount thereof, plus any accrued and unpaid interest, in the event of a change in control, as defined in the 2014 Notes. Upon the expiration of this right, we would have the option to purchase the 2014 Notes at a purchase price equal to 100% of the aggregate principal amount, plus the applicable premium, as defined in the 2014 Notes, together with any accrued and unpaid interest. We also have the option to redeem some or all of the 2014 Notes beginning on August 1, 2009 through August 1, 2012, at specified redemption premiums, as defined in the 2014 Notes.

        Our Senior Notes are secured by a second-priority lien on the assets securing the Senior Secured Revolving Credit Facility for so long as the first-priority lien remains in effect, subject to certain limited exceptions and have been guaranteed by our subsidiaries that guaranteed the Senior Secured Revolving Credit Facility. In connection with entering the Senior Secured Revolving Credit Facility, we entered into an Amended and Restated Security Agreement, which grants a security interest in the Collateral in favor of the collateral agent on behalf of the lenders under the Senior Secured Revolving Credit Facility and the holders of our outstanding Senior Notes. We also entered into an Amended and Restated Collateral Agent Agreement, which provides, among other things, that we maintain a lockbox and depository control agreement for the benefit of the secured parties and the sharing of proceeds with respect to any foreclosure or other remedy in respect of the Collateral. As of December 31, 2004, the book value of the collateral securing the Senior Notes and the Senior Secured Revolving Credit Facility was approximately $1,054.1 million.

        In December 1995, we consummated a $40.0 million sale-leaseback of certain equipment located at our Chester, South Carolina glass mat manufacturing facility, in a transaction accounted for as a capital lease. The lessor was granted a security interest in certain equipment at the Chester facility. The lease term extended to December 2005, with an early buyout option in June 2003. In July 2003, we paid the early buyout option of $19.7 million. In addition, in July 2003, we entered into a new $19.7 million Secured Loan, which we refer to as the Chester Loan, with the proceeds being used to repay the $19.7 million obligation associated with the early buyout option discussed above. The Chester Loan is secured by a sole security interest in the machinery and equipment, matures in 2010, requires monthly payments of principal and interest commencing in August 2003 and bears a fixed annual interest rate of 7.41%.

        On December 30, 2004, we redeemed our Nashville, Tennessee Industrial Development Revenue Bonds for $8.5 million. We have three remaining industrial revenue bond issues outstanding, which bear interest at floating rates. Interest rates on the foregoing obligations ranged between 0.9% and 2.6% during 2004.

        See Note 13 to Consolidated Financial Statements for further information regarding our debt instruments.

  Intercompany Transactions

        We make loans to and borrow from, our parent corporations from time to time at rates ranging from 4.0% to 6.3% in 2004. During 2001 and on July 1, 2003 and December 29, 2003, we loaned BMCA Holdings Corporation $2.5, $37.8 and $15.0 million, respectively, and on July 9, 2003 and December 29, 2003, BMCA Holdings Corporation loaned us $37.8 and $15.0 million, respectively. At December 31, 2004 and 2003, BMCA Holdings Corporation owed us $55.7 and $55.6 million, including interest of $0.4 and $0.3 million, respectively, and we owed BMCA Holdings Corporation $52.8 million with no unpaid interest. Interest income on our loans to BMCA Holdings Corporation amounted to $2.9, $1.0 and $0.1 million in 2004, 2003 and 2002, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $2.8 and $0.9 million in 2004 and 2003, respectively. Loans payable to/receivable from our parent corporations are due on demand and provide each party with the right to offset of its related obligation to the other party with the right to limitations as outlined in our Senior Secured Revolving Credit Facility and our Senior Notes. Under the terms of our Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes at December 31, 2004, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions.

        We also make non-interest bearing advances to affiliates, of which no amounts were outstanding at December 31, 2004. In addition, no loans were owed by us to other affiliates. See Note 17 to Consolidated Financial Statements.

        On February 25, 2004, April 21, 2004 and December 30, 2004, we declared and paid cash dividends, each amounting to $5.0 million, respectively, to our parent corporation.

        On June 15, 2004, September 15, 2004, and December 15, 2004 we paid $6.4, $9.6 and $3.5 million, respectively, in federal income tax payments to our parent corporation pursuant to a tax sharing agreement. This amount is included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

        On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to asbestos claims. See Item 3, "Legal Proceedings" for further information regarding asbestos-related matters. See Note 5 to the Consolidated Financial Statements.

        Our parent corporations, G-I Holdings and BMCA Holdings Corporation, are essentially holding companies without independent businesses or operations. As a result, they are presently dependent upon the earnings and cash flows of their subsidiaries, principally our company, in order to satisfy their obligations, including various tax and other claims and liabilities including tax liabilities relating to Rhône-Poulenc Surfactants & Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. We do not believe that the dependence of our parent corporations on the cash flows of their subsidiaries should have a material adverse effect on our operations, liquidity or capital resources. See Notes 5, 9, 13, 17 and 18 to Consolidated Financial Statements.

        In May 2003, we entered into a contract with International Specialty Products Inc., which we refer to as ISP, to purchase substantially all of our colored roofing granules and algae-resistant granules under a long-term requirements contract, except for the requirements of certain of our roofing plants that are supplied by third parties. In 2004, 2003 and 2002, we purchased in the aggregate approximately $98.2, $77.7 and $73.2 million, respectively, of mineral products from ISP. The amount payable to ISP at December 31, 2004 and 2003 for such purchases was $12.7 and $8.7 million, respectively, and is included in payable to related parties in the consolidated balance sheets. We believe our long-term supply requirements contract with ISP, taken as a whole, is no less favorable to us than could be obtained from an unaffiliated third party.

        Pursuant to a management agreement, a subsidiary of ISP, provides certain general management, administrative, legal and facilities services to us, including the use of our headquarters in Wayne, New Jersey. Charges to us by ISP for these services under the management agreement, inclusive of the services provided to G-I Holdings, discussed below, aggregated $5.6, $6.2 and $6.1 million for 2004, 2003 and 2002, respectively. These charges consist of management fees and other reimbursable expenses attributable to us, or incurred by ISP for the benefit of us. The amount payable to ISP for management fees as of December 31, 2004 and 2003 was $0.4 and $0.4 million, respectively, and is included in payable to related parties in the consolidated balance sheets. The management agreement also provides that we are responsible for providing management services to G-I Holdings and certain of its subsidiaries and that G-I Holdings pay to us a management fee for these services. The aggregate amount paid by G-I Holdings to us for services rendered under the management agreement in 2004, 2003 and 2002 was approximately $0.8 million, respectively. We also allocate a portion of the management fees payable by us under the management agreement to separate lease payments for the use of our headquarters. Some of our executive officers receive their compensation from ISP. ISP is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the management agreement.

        Included in current liabilities as a tax payable to parent corporation is $3.8 million at December 31, 2004, representing amounts due to G-I Holdings under the Tax Sharing Agreement. Included in current assets as a tax receivable from parent corporation is $7.0 million at December 31, 2003, representing amounts paid to G-I Holdings under the Tax Sharing Agreement. See Note 9 to Consolidated Financial Statements.

  Capital Expenditures

        We use capital resources to maintain existing facilities, expand our operations and make acquisitions. In 2005, we expect to spend approximately $86.5 million on maintenance and compliance and expansion capital. We expect to generate funding for our capital programs from results of operations and additional borrowings under our Senior Secured Revolving Credit Facility.

  Acquisitions and Property Dispositions

        On May 7, 2004, we acquired certain assets of a manufacturing facility located in Quakertown, Pennsylvania from Atlas Roofing Corporation. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the fair value of the identifiable assets acquired, which consisted almost entirely of property, plant and equipment. The operating results of the Quakertown manufacturing facility are included in our results of operations from the date of its acquisition. With the acquisition of the Quakertown manufacturing facility, we have decided not to construct the new shingle manufacturing facility in the Northeast, the anticipated construction of which had been announced on February 9, 2004.

        In response to current market conditions, to better service shifting customer demand and to reduce costs, we closed four manufacturing facilities in 2000 located in Monroe, Georgia; Port Arthur, Texas; Corvallis, Oregon; and Albuquerque, New Mexico. In December 2001, we sold the Corvallis, Oregon facility. The sale of this facility did not have a material impact on the results of operations. In December 2002, we sold the Monroe, Georgia facility. The sale of this facility did not have a material impact on the results of operations. As market growth and customer demand improves, we may reinstate production at one or both of the remaining two closed manufacturing facilities in the future. The effect of closing these facilities was not material to our results of operations.

        In May 2003, we sold property in Ontario, California for cash proceeds of approximately $9.3 million, which resulted in a pre-tax operating gain of approximately $5.7 million. See Note 6 to Consolidated Financial Statements.

  Asset Impairment

        In December 2003, we evaluated the manufacturing facility assets located at our previously closed Albuquerque, New Mexico manufacturing facility. Our evaluation included a review of the carrying value of all assets and resulted in a pre-tax operating loss of approximately $3.8 million. See Note 7 to Consolidated Financial Statements.

        As a result of the foregoing factors related to 2004, cash and cash equivalents increased by $126.6 million during 2004 to $129.5 million.

  Economic Outlook

        We do not believe that inflation has had an effect on our results of operations during the past three years. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

        During 2004, the cost of asphalt continued to be high relative to historical levels, which is correlated to the increase in crude oil prices. Due to the strength of our manufacturing operations which allows us to use many types of asphalt together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.

        To mitigate these and other petroleum-based cost increases, we announced and implemented multiple price increases during 2004. We will attempt to pass on future additional unexpected cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

  Contractual Obligations and Commercial Commitments

        We have contracts with several different asphalt terminal suppliers where asphalt imported from Venezuela or other suppliers is stored prior to its use at our plants. These asphalt terminals are located at several locations including the Ports of Tampa, Florida and Savannah, Georgia and are used to service our plants at those sites. We are obligated to pay these suppliers for use of these terminals under these contracts through 2008. Monthly pricing is fixed and includes capital improvements made at each asphalt terminal by its owner. No changes have been made to these contracts during 2004.

        In connection with the acquisition of the Quakertown, Pennsylvania manufacturing facility on May 7, 2004, we entered into a long-term supply agreement with Atlas Roofing Corporation, whereby we are obligated to purchase certain minimum amounts of dry felt and other products at fair market value through April 30, 2011. Effective January 31, 2005, the long-term supply agreement with Atlas Roofing Corporation was modified to reduce our minimum purchase obligation for dry felt and other products by fifty percent. Based on the modification to the long-term supply agreement, as of December 31, 2004 our minimum purchase obligation under the Atlas Roofing Corporation long-term supply agreement aggregated to $11.9 million.

        In December 2004, we entered into a requirements contract with a supplier to purchase certain glass fiber. Under this contract, we are required to purchase specified annual quantities of glass fiber through 2014. Pricing for the glass fiber under this contract may be adjusted upward or downward relating to various factors including changes in the cost of energy and freight, among others. Under this requirements contract, we have the right to terminate the contract, if during any two consecutive calender years, we purchase less than a specific percentage of our glass fiber requirements. As of December 31, 2004, if we were to terminate this contract on or after December 31, 2006, as a result of not having purchased specified quantities of glass fiber during the prior two-year period, we would be required to pay an amount of not more than $37.3 million to the supplier, although we believe that the actual payment amount would be substantially less based on the terms of the contract.

        We also have a management agreement with International Specialty Products Inc., which we refer to as the ISP Management Agreement, to provide us with certain management services. The management fees payable under the ISP Management Agreement are adjusted annually. Based on services provided to us in 2004 under the management agreement, the aggregate amount payable to ISP under the management agreement for 2005, is not yet available and is estimated to be approximately the same as the $5.6 million paid in 2004. For a further discussion on the ISP Management Agreement reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Intercompany Transactions."

        At December 31, 2004, the future cost of our non-cancelable asphalt terminal contracts, the Atlas Roofing Corporation supply agreement and the glass fiber requirements contract described above are included in the table of contractual obligations under the caption "Purchase Obligations." In addition, we also include in the table of contractual obligations below other obligations related to long-term debt, which includes accretion of approximately $0.6 million, fixed interest expenses associated with our Senior Notes, other long-term fixed interest obligations and operating leases.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Long-term Debt	$689.1	$152.7	$106.0	$168.6	$261.8
Purchase Obligations	51.3	8.8	37.5	3.7	1.3
Operating Leases	81.9	21.9	32.5	26.3	1.2
Fixed Interest Expense	274.7	47.2	79.6	51.0	96.9

Total	$1,097.0	$230.6	$255.6	$249.6	$361.2

        We purchase substantially all of our colored roofing granules and algae-resistant granules under a long-term requirements contract with ISP. The amount of mineral products purchased each year under the ISP contract is based on current demand and is not subject to minimum purchase requirements. Since the total annual amount of mineral products expected to be purchased cannot be determined at this time, no amount is included in the above table related to this contract. In 2004, 2003 and 2002, we purchased $98.2, $77.7 and $73.2 million, respectively, of mineral products from ISP under this contract.

        At December 31, 2004, we have contractual guarantees and commitments as follows:

	Expiration per period
Contractual Guarantees and Commitments	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Letters of Credit	$48.9	$48.9	$—	$—	$—

Total	$48.9	$48.9	$—	$—	$—

        At December 31, 2004, letters of credit of $48.9 million, of which $48.7 million are standby letters of credit and $0.2 million are documentary letters of credit, are irrevocable obligations of an issuing bank. These letters of credit are guaranteed by us.

  Other Obligations

        At December 31, 2004, we have other obligations as follows:

Other Obligations	2004 Actual Spending	2005 Projected Spending
	(Millions)
Environmental Matters	$2.5	$2.2
Pension and Other Benefits	0.2	0.2

Total	$2.7	$2.4

        Our expenditures for environmental compliance capital projects were $2.5 and $1.9 million in 2004 and 2003, respectively. We anticipate that environmental regulations will continue to be imposed on the roofing industry. Although we cannot predict with certainty environmental expenditures beyond 2004, management believes the estimation in the table above is adequate.

        Our policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. In 2004 and 2003, we did not make any pension contributions. In 2005, based on current actuarial data, we do not expect to make any pension contribution. Actual contributions in 2005 and future years may vary based on a number of factors including prevailing interest rates and return on plan assets.

        Spending associated with other benefit plans, primarily retiree medical, defined contribution and long-term disability, amounted to $0.2 million and $0.3 million in 2004 and 2003, respectively. We expect spending to continue at comparable levels in 2005.

  Available Sources of Liquidity

        At December 31, 2004, we have available sources of liquidity, net of amounts used, as follows:

	Expiration per period
Available Sources of Liquidity	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Unused Lines of Credit	$253.8	$—	$253.8	$—	$—

Total	$253.8	$—	$253.8	$—	$—

        We have a $350 million Senior Secured Revolving Credit Facility, of which $48.9 million of letters of credit were utilized at December 31, 2004. Available sources of liquidity consisted of $253.8 million of unused lines of credit at December 31, 2004, subject to the borrowing base availability as defined in the Senior Secured Revolving Credit Facility.

  Sale of Accounts Receivable

        In March 1993, we sold our trade accounts receivable to a trust, without recourse, pursuant to an agreement, which provided for a maximum of $75.0 million in cash to be made available to us based on Eligible Receivables, as defined, outstanding from time to time. In November 1996, we entered into new agreements, which provided for a maximum of $115.0 million, pursuant to which we sold the receivables to a special purpose subsidiary of ours, BMCA Receivables Corporation without recourse, which in turn sold them without recourse. In December 2001, this facility matured and $115.0 million was repaid to settle previous amounts made available to us.

        In December 2001, we entered into a new Accounts Receivable Securitization Agreement, which we refer to as the Securitization Agreement, under which we sold certain of our trade accounts receivable to BMCA Receivables Corporation, without recourse, which in turn sold them to a third party, without recourse. The agreement provided for a maximum of $115.0 million in cash to be made available to us based on the sale of Eligible Receivables outstanding from time to time. This agreement, initially scheduled to mature in December 2004, was subject to financial and other covenants including a material adverse change in business conditions, financial or otherwise and was terminated in July 2003. With the termination of the Securitization Agreement we also repurchased our undivided interest in the associated receivables. In connection with the termination of the Securitization Agreement in July 2003, we repaid $115.0 million of amounts outstanding under such agreement. As a result of the termination of the Securitization Agreement, accounts receivable and long-term debt at December 31, 2003 increased by approximately $105.4 million as compared to prior year. We also liquidated BMCA Receivables Corporation effective August 2003. See Note 10 to Consolidated Financial Statements.

        BMCA Receivables Corporation was not a guarantor under our debt obligations. See Notes 12 and 19 to Consolidated Financial Statements. The effective cost to us varied with LIBOR and is included in other expense, net and amounted to $0, $1.6 and $5.2 million in 2004, 2003 and 2002, respectively.

  New Accounting Pronouncements

        In May 2004, the Financial Accounting Standards Board, which we refer to as FASB issued FASB Staff Position No. FAS 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act"), which we refer to as FSP FAS No. 106-2, which supersedes FSP FAS No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which we refer to as FSP FAS No. 106-1. FSP FAS No. 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 to employers that sponsor postretirement health care plans which provide prescription drug benefits.

        FSP FAS 106-2 applies only to sponsors of single-employer defined benefit postretirement health care plans for which (1) the employer has concluded that prescription drug benefits available under the plan to some or all participants, for some or all future years, are "actuarially equivalent" to Medicare Part D and thus quality for the subsidy provided by the Medicare Act, and (2) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. In addition, FSP FAS 106-2 requires certain disclosures in financial statements regarding the effect of the Medicare Act and the related subsidy on postretirement health obligations and net periodic postretirement benefit cost.

        FSP FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. As of December 31, 2004, we have adopted FSP FAS No. 106-2 and noted no material impact on the accounting for our postretirement medical and life insurance plan.

        In November 2004, the FASB issued SFAS No. 151 "Inventory Costs," which we refer to as SFAS No. 151, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 amends Accounting Research Bulletin (ARB) No. 43, Chapter 4 "Inventory Pricing," which we refer to as ARB No. 43, and requires abnormal inventory costs to be recognized as current period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for costs occurring in fiscal years beginning after June 15, 2005. As of January 1, 2006, we will adopt the provisions of SFAS No. 151 and do not anticipate any material effect on our consolidated financial statements.

        In December 2004, the FASB issued a revised SFAS No. 123 "Accounting for Stock-Based Compensation," which we refer to as SFAS No. 123(R), which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS No. 123(R) replaces the original SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) becomes effective beginning with the first interim or annual reporting period after June 15, 2005. As of December 31, 2004 we currently account for our 2001 Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans," which we refer to as FIN 28. Since compensation expense related to our incentive units is currently included in our consolidated statements of income, we do not expect SFAS No. 123(R) to have an impact on our consolidated financial statements. See Notes 2 and 15 to Consolidated Financial Statements.

        In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets," which we refer to as SFAS No. 153, which replaces the exception from fair value measurement in APB Opinion No. 29 "Accounting for Nonmonetary Transactions," for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. As of July 4, 2005, we will adopt the provisions of SFAS No. 153 and do not anticipate having any nonmonetary asset exchanges.

        In December 2004, the FASB issued FASB Staff Position 109-1 "Application of SFAS No. 109, Accounting for Income Taxes, related to Tax Deductions Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004", which we refer to as FSP FAS 109-1. FSP FAS 109-1 provides guidance on the application of SFAS No. 109, which provides tax relief to U.S. domestic manufacturers. FSP FAS 109-1 guidance allows for a tax deduction to be created under the Jobs Creation Act of 2004 for a manufacturing entity which must be accounted for as a special deduction in accordance with SFAS No. 109 and not a reduction in the effective tax rate. In addition, FSP FAS 109-1 provides the special deduction for a manufacturing entity must be considered when measuring deferred taxes when subject to graduated tax rates and assessing whether a valuation allowance is necessary under SFAS No. 109. As of December 31, 2004, we adopted FAS FSP 109-1 and noted there was no effect on our 2004 consolidated financial statements and we believe there will be no material effect on our 2005 consolidated financial statements.

  Market-Sensitive Instruments and Risk Management

        Under the terms of the Senior Secured Revolving Credit Facility, we are only permitted to enter into investments in highly rated commercial paper, U.S. government backed securities, certain time deposits and hedging arrangements that protect against or mitigate the effect of fluctuations in interest rates, foreign exchange rates or prices of commodities used in our business. At December 31, 2004 and 2003, we did not have any hedging arrangements. See Note 2 to Consolidated Financial Statements.

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

BUILDING MATERIALS CORPORATION OF AMERICA

SELECTED FINANCIAL DATA

        The following table presents our selected consolidated financial data. The selected historical consolidated financial data for the five fiscal years ended December 31, 2004, 2003, 2002, 2001 and 2000 are derived from our audited consolidated financial statements. The results for the year ended December 31, 2000 include the results of the LL Building Products Inc. security products business, certain assets of which were sold in September 2000, including net sales of $22.9 million.

	Year Ended December 31,
	2004	2003		2002		2001		2000
	(Millions)
Operating Data:
Net sales	$1,773.4	$1,607.8		$1,360.7		$1,293.0		$1,207.8
Operating income	156.3	136.5	*	114.9	*	97.0	*	63.9 *
Interest expense	62.7	56.7		55.0		60.8		54.0
Income (loss) before income taxes	87.5	73.7		50.9		29.8		(17.7)
Net income (loss)	54.9	47.2		32.6		18.8		(11.2)

*
Operating income for the year ended December 31, 2003 includes a $5.7 million operating gain on the sale of assets and a $3.8 million operating loss on the write-down of manufacturing facility assets. Operating income for the years ended December 31, 2002 and 2001 includes $1.8 and $0.7 million, respectively, from the loss on sale of assets. Operating income for the year ended December 31, 2000 includes a $15.0 million warranty reserve adjustment and a gain on sale of assets of $17.5 million.

	December 31,
	2004	2003	2002	2001	2000
	(Millions)
Balance Sheet Data:
Total working capital	$157.7	$140.9	$105.7	$105.3	$149.0
Total assets	1,070.4	813.7	763.0	727.0	790.3
Long-term debt less current maturities	536.0	545.7	545.8	599.9	674.7
Total stockholders' equity (deficit)	(2.7)	(42.1)	(31.1)	(61.6)	(77.9)
	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Millions)
Other Data:
Depreciation	$43.9	$39.4	$38.7	$37.2	$36.4
Goodwill amortization	—	—	—	2.0	2.0
Software amortization	2.2	2.1	2.0	1.8	0.9
Capital expenditures and acquisition	67.2	43.3	34.6	28.1	61.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Building Materials Corporation of America:

We have audited the accompanying consolidated balance sheets of Building Materials Corporation of America and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited consolidated financial statement schedule II on page S-1. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Building Materials Corporation of America and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Short Hills, New Jersey March 24, 2005

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
	(Thousands)
Net sales	$1,773,389	$1,607,778	$1,360,691

Costs and expenses, net:
Cost of products sold	1,225,795	1,134,224	954,564
Selling, general and administrative	391,329	338,954	289,451
Loss on write-down of manufacturing facility assets	—	3,822	—
(Gain) loss on sale of assets	—	(5,739)	1,792

Total costs and expenses, net	1,617,124	1,471,261	1,245,807

Operating income	156,265	136,517	114,884
Interest expense	(62,707)	(56,694)	(54,994)
Other expense, net	(6,074)	(6,098)	(8,991)

Income before income taxes	87,484	73,725	50,899
Income tax expense	(32,588)	(26,541)	(18,324)

Net income	$54,896	$47,184	$32,575

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2004	2003
	(Thousands)
Assets
Current Assets:
Cash and cash equivalents	$129,482	$2,880
Accounts receivable, trade, less allowance of $1,139 and $1,363, in 2004 and 2003, respectively	250,543	188,231
Accounts receivable, other	3,826	5,864
Tax receivable from parent corporation	—	7,044
Inventories, net	174,914	135,960
Deferred income tax assets, net	43,398	31,188
Other current assets	6,499	5,002

Total Current Assets	608,662	376,169
Property, plant and equipment, net	364,514	342,216
Goodwill, net of accumulated amortization of $16,370 in 2004 and 2003, respectively	63,294	63,294
Other noncurrent assets	33,881	31,989

Total Assets	$1,070,351	$813,668

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt	$152,525	$2,504
Accounts payable	120,337	92,849
Payable to related parties	16,900	9,074
Loans payable to parent corporation	52,840	52,840
Accrued liabilities	93,467	63,096
Reserve for product warranty claims	14,900	14,900

Total Current Liabilities	450,969	235,263

Long-term debt less current maturities	535,952	545,693

Reserve for product warranty claims	17,213	17,072

Deferred income tax liabilities	44,773	34,496

Other liabilities	24,155	23,212

Commitments and Contingencies
Stockholders' Equity (Deficit):
Series A Cumulative Redeemable Convertible Preferred Stock, $.01 par value per share; 400,000 shares authorized; no shares issued	—	—
Class A Common Stock, $.001 par value per share; 1,300,000 shares authorized; 1,015,010 shares issued and outstanding	1	1
Class B Common Stock, $.001 par value per share; 100,000 shares authorized; 0 and 15,000 shares issued and outstanding in 2004 and 2003, respectively	—	—
Loans receivable from parent corporation	(55,691)	(55,587)
Retained earnings	58,332	18,696
Accumulated other comprehensive loss	(5,353)	(5,178)

Total Stockholders' Equity (Deficit)	(2,711)	(42,068)

Total Liabilities and Stockholders' Equity (Deficit)	$1,070,351	$813,668

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(Thousands)
Cash and cash equivalents, beginning of year	$2,880	$96,173	$46,387

Cash provided by (used in) operating activities:
Net income	54,896	47,184	32,575
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on write-down of manufacturing facility assets	—	3,822	—
(Gain) loss on sale of assets	—	(5,739)	1,792
Depreciation	43,920	39,401	38,655
Amortization	2,237	2,096	2,047
Deferred income taxes	(904)	25,086	17,594
Noncash interest charges, net	6,432	5,326	4,976
Increase in working capital items	(42,892)	(11,009)	(871)
Increase (decrease) in long-term reserve for product warranty claims	141	(1,315)	(4,354)
Proceeds (repayments) from sale/repurchase of accounts receivable	—	(105,388)	5,718
(Increase) decrease in other assets	(4,992)	(3,726)	76
Increase (decrease) in other liabilities	26	1,486	(790)
Change in net receivable from/payable to related parties/parent corporations	14,870	(3,547)	2,461
Other, net	781	422	204

Net cash provided by (used in) operating activities	74,515	(5,901)	100,083

Cash provided by (used in) investing activities:
Capital expenditures and acquisition of manufacturing facility	(67,184)	(43,320)	(34,563)
Proceeds from sale of assets	—	9,315	1,722

Net cash used in investing activities	(67,184)	(34,005)	(32,841)

Cash provided by (used in) financing activities:
Proceeds from loans payable to parent corporation	—	52,840	—
Proceeds from issuance of long-term debt	835,340	427,407	—
Repayments of long-term debt	(695,706)	(471,074)	(15,177)
Distributions to parent corporation	(260)	(14)	(1,945)
Dividends to parent corporation	(15,000)	—	—
Loans to parent corporation	(104)	(52,939)	(112)
Financing fees and expenses	(4,999)	(9,607)	(222)

Net cash provided by (used in) financing activities	119,271	(53,387)	(17,456)

Net change in cash and cash equivalents	126,602	(93,293)	49,786

Cash and cash equivalents, end of year	$129,482	$2,880	$96,173

Supplemental Cash Flow Information:
Effect on cash from (increase) decrease in working capital items*:
Accounts receivable	$(60,274)	$(24,882)	$(6,285)
Inventories, net	(38,769)	(16,478)	(17,287)
Other current assets	(1,497)	(1,459)	347
Accounts payable	27,488	19,630	14,985
Accrued liabilities	30,160	12,180	7,369

Net effect on cash from increase in working capital items	$(42,892)	$(11,009)	$(871)

Cash paid during the period for:
Interest (net of amount capitalized of $1,129, $686 and $435 in 2004, 2003 and 2002, respectively)	$47,468	$52,371	$50,463
Income taxes (including federal income taxes paid pursuant to a Tax Sharing Agreement of $19,465, $0 and $1,312 in 2004, 2003 and 2002, respectively)	$20,477	$832	$1,900

*
Working capital items exclude cash and cash equivalents, tax receivable from parent corporation, deferred income tax assets, net, current maturities of long-term debt, reserve for product warranty claims and net receivables and loans from/payable to related parties/parent corporations. In addition, the increase in receivables shown above for 2003 and 2002 does not reflect the cash proceeds/repayments from the sale/repurchase of certain of the Company's receivables (see Note 10 to Consolidated Financial Statements); such proceeds/repayments are reflected in cash from operating activities.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Capital Stock and Additional Paid-in Capital	Loans Receivable From Parent Corporation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)
	(Thousands)
Balance, December 31, 2001	$1	$(2,536)	$(59,104)	$—
Comprehensive income year-ended December 31, 2002:
Net income	—	—	32,575	—	$32,575

Distributions to parent corporation	—	—	(1,945)	—
Loan to parent corporation	—	(112)	—	—

Balance, December 31, 2002	$1	$(2,648)	$(28,474)	$—

Comprehensive income (loss) year-ended December 31, 2003:
Net income	—	—	47,184	—	$47,184

Other comprehensive loss, net of tax:
Minimum pension liability adjustment, net of tax of $3,041	—	—	—	(5,178)	(5,178)

Comprehensive income					$42,006

Distributions to parent corporation	—	—	(14)	—
Loans to parent corporation	—	(52,939)	—	—

Balance, December 31, 2003	$1	$(55,587)	$18,696	$(5,178)

Comprehensive income (loss) year-ended December 31, 2004:
Net income	—	—	54,896	—	$54,896

Other comprehensive loss, net of tax:
Minimum pension liability adjustment, net of tax of $103	—	—	—	(175)	(175)

Comprehensive income					$54,721

Distributions to parent corporation	—	—	(260)	—
Dividends to parent corporation	—	—	(15,000)	—
Loans to parent corporation	—	(104)	—	—

Balance, December 31, 2004	$1	$(55,691)	$58,332	$(5,353)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Formation of the Company

        Building Materials Corporation of America (the "Company") is a leading national manufacturer and marketer of a broad line of asphalt and polymer based roofing products and accessories for the residential and commercial roofing markets. The Company also manufactures and markets specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. See Note 16.

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

  Financial Statement Estimates

        The preparation of the Company's consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company's management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis the Company evaluates its estimates including but not limited to those related to doubtful accounts, inventory valuation, product warranty claims, environmental liabilities, the carrying value of goodwill, the carrying value of long-lived tangible and intangible assets, pensions and other postemployment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. In the opinion of management, the consolidated financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources, subject to the matters discussed in Note 18.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash on deposit and commercial paper purchased with original maturities of three months or less.

  Short-term Investments

        Under our new $350 million Senior Secured Revolving Credit Facility (the "Senior Secured Revolving Credit Facility") the Company is limited to entering into investments in highly rated commercial paper, U.S. government backed securities, certain time deposits and hedging arrangements that protect against or mitigate the effect of fluctuations in interest rates, foreign exchange rates or prices of commodities used in the Company's business. At December 31, 2004 and 2003 the Company did not have any hedging arrangements.

  Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience, as well as customer operating performance and payment practices. Consequently, an adverse change in the financial condition of a particular customer could affect the Company's estimate of its bad debts. The Company reviews its allowance for doubtful accounts periodically. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

  Inventories

        Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine the cost for certain asphalt-based products used to produce the Company's products. All other inventories are valued on the FIFO (first-in, first-out) method.

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method based on the estimated economic lives of the assets. The Company uses an economic life of 5 to 25 years for land improvements, 10 to 40 years for buildings and building equipment and 3 to 20 years for machinery and equipment, which includes furniture and fixtures. Repairs in excess of $5,000 are capitalized if the repair both extends the useful life of an asset beyond its original estimated useful life and adds to the value of the asset. Interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment. Capitalized interest amounted to $1.1, $0.7 and $0.4 million for 2004, 2003 and 2002, respectively.

  Long-Lived Asset Impairment

        The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For purposes of recognizing and measuring impairment of long-lived assets, the Company evaluates assets of its facilities because this is the lowest level of independent cash flows ascertainable to evaluate impairment. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For long-lived assets to be held and used, an impairment exists when the carrying amount of the asset exceeds the estimated undiscounted cash flows. Any resulting impairment is measured based on the fair value of the related asset. Fair value is determined based on future projected demand and estimated discounted cash flows. See Note 7.

  Goodwill

        Goodwill, which principally arose from acquisitions and from the 1989 management-led buyout of the predecessor company, was being amortized on the straight-line method over a period of approximately 40 years prior to January 1, 2002. With the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective as of January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. See Note 4.

  Debt Issuance Costs

        Unamortized financing fees and expenses of $16.2 and $17.0 million are included in other noncurrent assets in the consolidated balance sheets at December 31, 2004 and 2003, respectively. Financing fees and expenses are amortized to interest expense over the life of the related debt. In 2004, 2003 and 2002, the Company amortized $5.8, $4.6 and $4.2 million, respectively, related to such expenses.

  Software Development Costs

        Purchased software development costs of $8.7 and $5.1 million, respectively, are included in other noncurrent assets in the consolidated balance sheets at December 31, 2004 and 2003. These costs are amortized to expense over a 5 year period. In 2004, 2003 and 2002, the Company amortized $2.2, $2.1 and $2.0 million, respectively, related to such costs.

  Revenue Recognition

        Revenue is recognized at the time products are shipped to the customer. Products are generally shipped Freight on Board, or FOB shipping point. Title and risk of loss passes to the customer at the time of shipment.

  Shipping and Handling Costs

        Accrued freight costs of $13.9 and $12.0 million are included in accrued liabilities in the consolidated balance sheets at December 31, 2004 and 2003, respectively. Shipping and handling costs are included in selling, general and administrative expenses and amounted to $161.2, $131.1 and $102.6 million in 2004, 2003 and 2002, respectively.

  Research and Development

        Research and development expenses, which are included in selling, general and administrative expenses, are charged to operations as incurred and amounted to $9.3, $7.6 and $6.6 million in 2004, 2003 and 2002, respectively.

  Warranty Claims

        The Company provides certain limited warranties covering most of its residential roofing products for periods generally ranging from 20 to 40 years, with lifetime limited warranties on certain specialty shingle products. The Company also offers certain limited warranties of varying duration covering most of its commercial roofing products. Most of the Company's specialty building products and accessories provide limited warranties for periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products. Income from warranty contracts related to commercial roofing products is recognized over the life of the agreements, and is included in the reserve for product warranty claims, net of the related costs of the warranty, along with the administrative costs associated with monitoring and settling claims each year. For 2004, 2003 and 2002, administrative costs for residential roofing products amounted to $1.6, $0.9 and $0.7 million, respectively. The reserve for product warranty claims is estimated on the basis of historical and projected claims activity, as well as other factors. The accuracy of the estimate of additional costs is dependent on both the number and cost of future claims submitted during the warranty periods. The Company believes that the reserves established for estimated probable future product warranty claims are adequate.

        A settlement was reached in 1998 in a national class action lawsuit related to a specific alleged product defect related to prior production processes, which provides customers who purchased asphalt shingles manufactured from 1973 through 1997 the right to receive certain limited benefits beyond those already provided in their existing product warranty.

        In October 1998 G-I Holdings brought suit in the Superior Court of New Jersey—Middlesex County, on our behalf, against certain of its insurers for recovery of the defense costs in connection with the class action described above and a declaration that the insurers are obligated to provide indemnification for all damages paid pursuant to the settlement of this class action and for other damages. As of December 31, 2004, this action is pending.

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as: a financial standby letter of credit; a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party; and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor's obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002; however, the Company provides product warranties, which are only subject to the disclosure requirements under FIN 45. The Company has adopted the disclosure provisions of FIN 45. (See table below.)

        The reserve for product warranty claims consists of the following:

	2004	2003
	(Thousands)
Balance, January 1	$31,972	$33,287
Charged to cost of products sold	23,239	21,955
Payments/deductions	(23,098)	(23,270)

Balance, December 31	$32,113	$31,972

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company is party to a Tax Sharing Agreement. See Note 9.

  Environmental Liabilities

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

        The Company accrues environmental costs when it is probable that it has incurred a liability and the expected amount can be reasonably estimated and, reviews on an ongoing basis, our estimated environmental liabilities reserve. The amount accrued reflects the Company's assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multi-party sites and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of liability in respect of those matters. The Company estimates that its liability as of December 31, 2004, in respect of assumed and other environmental liabilities, is $1.4 million, and expects insurance recoveries of $1.3 million. Insurance recoveries relate to amounts previously provided for in the consolidated balance sheets. The Company refers to these recoveries as "estimated recoveries." The Company's liability is reflected on an undiscounted basis. The gross environmental liability is included within accrued liabilities and other liabilities, and the estimated recoveries are included within other noncurrent assets. It is not currently possible to estimate the amount or range of any additional liabilities.

  Pension and Other Postemployment Benefits

        The Company maintains defined benefit plans that provide eligible employees with retirement benefits. In addition, while the Company generally does not provide postretirement medical and life insurance benefits, it subsidizes such benefits for certain employees and certain retirees. The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions (particularly interest rates), expected return on plan assets and rate of compensation increases for employees. The Company sets the discount rate assumption annually for its retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by the Company's actuaries and its financial management. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. The Company's discount rate as of December 31, 2004 and 2003 for determining projected benefit obligations was 6.0% and 6.25%, respectively. A 25 basis points increase or decrease in the discount rate assumption would result in a plus or minus $0.1 million impact on pension expense and a plus or minus $1.2 million impact on the projected benefit obligation. The Company's expected long-term rate of return on assets assumption for its retirement plans was 9.5% in 2004 and 2003, respectively. In addition, a 25 basis points increase or decrease in the expected long-term rate of return on assets assumption would result in a plus or minus $0.1 million impact on pension expense.

        Projected health care benefits additionally reflect the Company's assumptions about health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.

  2001 Long-Term Incentive Plan

        In December 2002, the FASB issued FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"), an amendment of FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for any entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends Accounting Principles Board Opinion No. 28 "Interim Financial Reporting" ("APB No. 28"), to require disclosures about those effects in interim financial information beginning with the Company's first quarter ended March 30, 2003. The Company currently accounts for its units granted to certain employees under the accounting prescribed by applying FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans" ("FIN 28"), which requires an entity to measure compensation as the amount by which the Book Value (as defined in the Plan) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. The Company expects to continue to account for its long-term incentive units under the accounting prescribed by FIN 28 and has adopted the additional disclosure provisions of SFAS No. 148. The Company's pro forma net income under SFAS No. 123 would have been the same as actual net income. See Note 15.

  Accumulated Other Comprehensive Income (Loss)

        Comprehensive income (loss) and its components in annual and interim consolidated financial statements include net income (loss), unrealized gains and losses from investments in available-for-sale securities, net of tax effect, and minimum pension liability adjustments, net of tax effect. The Company has disclosed comprehensive income (loss) in the consolidated statements of stockholders' equity (deficit).

        Changes in the components of accumulated other comprehensive loss for the years 2004, 2003 and 2002 are as follows:

	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
	(Thousands)
Balance, December 31, 2001	$—	$—
Change for the year 2002	—	—

Balance, December 31, 2002	$—	$—
Change for the year 2003, net of tax of $3,041	(5,178)	(5,178)

Balance, December 31, 2003	$(5,178)	$(5,178)
Change for the year 2004, net of tax of $103	(175)	(175)

Balance, December 31, 2004	$(5,353)	$(5,353)

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

Note 3. New Accounting Pronouncements

        In May 2004, the FASB issued FASB Staff Position No. 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act") ("FSP FAS No. 106-2") which supersedes FSP FAS No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," ("FSP FAS No. 106-1"). FSP FAS No. 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 to employers that sponsor postretirement health care plans which provide prescription drug benefits.

        FSP FAS 106-2 applies only to sponsors of single-employer defined benefit postretirement health care plans for which (1) the employer has concluded that prescription drug benefits available under the plan to some or all participants, for some or all future years, are "actuarially equivalent" to Medicare Part D and thus quality for the subsidy provided by the Medicare Act, and (2) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. In addition, FSP FAS 106-2 requires certain disclosures in financial statements regarding the effect of the Medicare Act and the related subsidy on postretirement health obligations and net periodic postretirement benefit cost.

        FSP FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. As of December 31, 2004, the Company has adopted FSP FAS No. 106-2 and noted no material impact on the accounting for its postretirement medical and life insurance plans.

        In November 2004, the FASB issued SFAS No. 151 "Inventory Costs" ("SFAS No. 151") which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4 "Inventory Pricing" ("ARB No. 43") and requires abnormal inventory costs to be recognized as current period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for costs occurring in fiscal reporting years beginning after June 15, 2005. As of January 1, 2006 the Company will adopt the provisions of SFAS No. 151 and does not anticipate any material effect on its consolidated financial statements.

        In December 2004, the FASB issued a revised SFAS No. 123 "Accounting for Stock-Based Compensation," ("SFAS No. 123(R)") which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS No. 123(R) replaces the original SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) becomes effective beginning with the first interim or annual reporting period after June 15, 2005. As of December 31, 2004, the Company currently accounts for its 2001 Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans," ("FIN 28"). Since compensation expense related to the Company's incentive units is currently included in its consolidated statements of income, the Company does not expect SFAS No. 123(R) to have an impact on its consolidated financial statements. See Notes 2 and 15.

        In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" ("SFAS No. 153") which replaces the exception from fair value measurement in APB Opinion No. 29 "Accounting for Nonmonetary Transactions," for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. As of July 4, 2005, the Company will adopt the provisions of SFAS No. 153 and does not anticipate having any nonmonetary asset exchanges.

        In December 2004, the FASB issued FASB Staff Position 109-1 "Application of SFAS No. 109, Accounting for Income Taxes, related to the Tax Deductions Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004" ("FSP FAS 109-1"). FSP FAS 109-1 provides guidance on the application of SFAS No. 109, which provides tax relief to U.S. domestic manufacturers. FSP FAS 109-1 guidance allows for a tax deduction to be created under the Jobs Creation Act of 2004 for a manufacturing entity which must be accounted for as a special deduction in accordance with SFAS No. 109 and not a reduction in the effective tax rate. In addition, FSP FAS 109-1 provides the special deduction for a manufacturing entity must be considered when measuring deferred taxes when subject to graduated tax rates and assessing whether a valuation allowance is necessary under SFAS No. 109. As of December 31, 2004, the Company adopted FAS FSP 109-1 and noted there was no effect on its 2004 consolidated financial statements and the Company believes there will be no material effect on its 2005 consolidated financial statements.

Note 4. Goodwill

        Through December 31, 2001, the Company amortized goodwill on a straight-line basis over the expected useful lives of the underlying assets. In accordance with the provisions of SFAS No. 142 (see Note 2), "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer amortized over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. This assessment could result in a material future impairment charge.

        The Company evaluated the recoverability of goodwill for its roofing products and specialty building products and accessories reporting units. The Company's methodology included evaluations using estimated future discounted cash flows, multiples of net sales and multiples of earnings before interest, taxes, depreciation and the amortization of other assets ("EBITDA"). The Company's analysis was completed for each of the reporting units to which the goodwill relates. If the estimated range of fair values from the methodologies employed are less than the carrying value of the related reporting unit, impairment losses for goodwill are charged to results of operations. In determining the estimated future discounted cash flows, the Company considered projected future levels of income, future business trends and market and economic conditions. The Company's analysis related to multiples of net sales and EBITDA are based on related industry data. The Company adopted SFAS No. 142 effective January 1, 2002 and prepared an impairment analysis at December 31, 2004, 2003 and 2002 and noted no impairment existed.

        There were no changes in the carrying amount of goodwill of $63.3 million for the years ended December 31, 2004, 2003 and 2002. Such goodwill amounts to $55.6 million for the roofing products reporting unit and $7.7 million related to the specialty building products and accessories reporting unit.

Note 5. Asbestos-related Bodily Injury Claims

        In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its parent, G-I Holdings. As of March 30, 1997, the Company paid all of its assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. Most asbestos claims do not specify the amount of damages sought. This Chapter 11 proceeding remains pending.

        Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may seek to file Asbestos Claims against the Company (with approximately 1,900 alleged Asbestos Claims having been filed against the Company as of December 31, 2004). The Company believes that it will not sustain any liability in connection with these or any other asbestos-related claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claim against the Company. On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). On May 13, 2003 the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will be heard by the District Court directly. The BMCA Action is in a pretrial discovery stage and no trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation, although the Company believes its claims are meritorious. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it or its assets, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

        On or about February 8, 2001, the creditors' committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of the Company with G-I Holdings or an order directing G-I Holdings to cause the Company to file for bankruptcy protection. The Company and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the bankruptcy court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the bankruptcy court denied the motion. The creditors' committee appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003. The creditors' committee has appealed the denial to the Third Circuit Court of Appeals, which denied the appeal on September 24, 2004. The creditors' committee filed a petition with the Third Circuit Court of Appeals for a rehearing of its denial of the creditors' committee's appeal, which was denied by the Court on October 26, 2004.

        On February 27, 2004, the creditors' committee, joined in by the legal representative, filed a motion to modify the preliminary injunction and to seek authority by the bankruptcy court to avoid, on various grounds, certain liens granted in connection with the financing obtained by the Company in December, 2000. G-I Holdings and the Company have opposed the motion and a hearing on the motion was held by the bankruptcy court on March 29, 2004. By opinion dated June 8, 2004, the court granted the motion in part and denied it in part. On July 7, 2004, the creditors' committee filed a claim challenging, as a fraudulent conveyance, the transactions entered into in connection with the Company's formation in 1994, in which G-I Holdings caused to be transferred to the Company all of its roofing business and assets and in which the Company assumed certain liabilities relating to those assets, including a specified amount of asbestos liabilities (the "1994 transaction"). In addition, on July 7, 2004, the creditors' committee filed a claim against holders of the Company's bank and bond debt outstanding in 2000, seeking to avoid the liens granted to them, based on the committee's theory that the 1994 transaction was a fraudulent conveyance. On August 3, 2004, the creditors' committee filed an amended complaint adding the names of additional alleged bondholders. On July 20, 2004, the creditors' committee appealed the court's decision, issued on June 8, 2004, seeking the authority to file a lawsuit against the banks and bondholders discussed above, challenging the liens granted to them in 2000 as a fraudulent conveyance and are appealing, among other things, certain adverse rulings relating to statute of limitation issues. This appeal remains pending before the District Court.

        On August 3, 2004, the creditors' committee filed a motion with the bankruptcy court seeking to impose certain conditions on the redemption of the 8 5/8% Senior Notes due 2006 (the "2006 Notes"), or in the alternative, temporarily enjoin the Company from satisfying such redemption. On August 5, 2004, the bankruptcy court, having previously ruled on June 8, 2004, the redemption could proceed without restriction, refused to impose any conditions on the redemption or to enjoin, on a preliminary basis, the Company from repaying the 2006 Notes pursuant to a July 26, 2004 call notice, or from purchasing any of its senior notes on the open market. The committee subsequently withdrew its motion as being moot, and the redemption of the 2006 Notes concluded on August 26, 2004.

        The Company believes that the claims of the creditors' committee are without merit. However, if the Company is not successful defending against one or more of these claims, the Company may be forced to file for bankruptcy protection and/or contribute all or a substantial portion of its assets to satisfy the claims of G-I Holdings' creditors. Either of these events, or the substantive consolidation of G-I Holdings and the Company, would weaken its operations and cause it to divert a material amount of its cash flow to satisfy the asbestos claims of G-I Holdings, and may render it unable to pay interest or principal on its credit obligations.

        For a further discussion with respect to the history of the foregoing litigation, and asbestos-related matters and other litigation, see Notes 2, 9, 13 and 18.

Note 6. Acquisitions and Property Dispositions

        On May 7, 2004, the Company acquired certain assets of a manufacturing facility located in Quakertown, Pennsylvania from Atlas Roofing Corporation. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the fair value of the identifiable assets acquired, which consisted almost entirely of property, plant and equipment. The operating results of the Quakertown manufacturing facility are included in the Company's results of operations from the date of its acquisition.

        In May 2003, the Company sold property in Ontario, California for cash proceeds of approximately $9.3 million, which resulted in a pre-tax operating gain of approximately $5.7 million.

        In December 2002, the Company sold its previously closed Monroe, Georgia manufacturing facility for cash proceeds of approximately $1.7 million, which resulted in a pre-tax operating loss of approximately $1.8 million. See Note 8.

Note 7. Asset Impairment

        In December 2003, the Company evaluated all the assets located at its previously closed Albuquerque, New Mexico manufacturing facility. The Company's evaluation included a review of the carrying value of all assets and resulted in the recording of a pre-tax impairment loss of $3.8 million, based on an estimate of the net realizable value of the assets. See Note 8.

Note 8. Manufacturing Facilities Shutdown

        In response to current market conditions, to better service shifting customer demand and to reduce costs, the Company closed four manufacturing facilities during 2000 located in Monroe, Georgia; Port Arthur, Texas; Corvallis, Oregon; and Albuquerque, New Mexico. The Company has sold the Corvallis, Oregon and the Monroe, Georgia manufacturing facilities given the closing of these sites in 2000. See Note 6 regarding disposition of the Monroe, Georgia facility in 2002, and Note 7 for the write-down of Albuquerque, New Mexico manufacturing facility assets in 2003. As market growth and customer demand improves, the Company may reinstate production at one or both of the two remaining manufacturing facilities in the future. The effect of closing these facilities was not material to the Company's results of operations.

Note 9. Income Taxes (Expense) Benefit

        Income tax expense, which has been computed on a separate return basis, consists of the following:

	Year Ended December 31,
	2004	2003	2002
	(Thousands)
Federal:
Current	$(30,334)	$(3,207)	$—
Deferred	489	(22,587)	(17,808)

Total federal	(29,845)	(25,794)	(17,808)

State and local:
Current	(3,158)	(1,156)	(729)
Deferred	415	409	213

Total state and local	(2,743)	(747)	(516)

Income tax expense	$(32,588)	$(26,541)	$(18,324)

        The differences between the income tax expense computed by applying the statutory Federal income tax rate to pre-tax income, and the income tax expense reflected in the consolidated statements of income are as follows:

	Year Ended December 31,
	2004	2003	2002
	(Thousands)
Statutory expense	$(30,619)	$(25,804)	$(17,815)
Impact of:
State and local taxes, net of Federal benefits	(1,783)	(486)	(336)
Other, net	(186)	(251)	(173)

Income tax expense	$(32,588)	$(26,541)	$(18,324)

        The components of the net deferred tax liabilities are as follows:

	December 31,
	2004	2003
	(Thousands)
Deferred tax liabilities related to:
Property, plant and equipment	$(66,406)	$(59,069)
Other	(707)	(3,075)

Total deferred tax liabilities	(67,113)	(62,144)

Deferred tax assets related to:
Expenses not yet deducted for tax purposes	65,738	58,836

Total deferred tax assets	65,738	58,836

Net deferred tax liabilities	(1,375)	(3,308)
Deferred tax assets reclassified to current assets	(43,398)	(31,188)

Noncurrent deferred tax liabilities	$(44,773)	$(34,496)

        Based upon the level of historical taxable income and projections for future taxable income over the period in which the Company's deferred tax assets are deductible, the Company believes that it is more likely than not that the Company will receive the benefits of these deductible differences at December 31, 2004 and 2003.

        As of December 31, 2004, the Company has included on its consolidated balance sheet in current liabilities a tax payable to parent corporation of $3.8 million, which is included in payable to related parties, representing amounts due to G-I Holdings under the Tax Sharing Agreement (as defined below). As of December 31, 2003, the Company has included on its consolidated balance sheet a tax receivable from parent corporation of $7.0 million, representing amounts paid to G-I Holdings under the Tax Sharing Agreement, which the Company applied against 2004 tax sharing payments due to G-I Holdings.

        The Company and its subsidiaries entered into a tax sharing agreement (the "Tax Sharing Agreement") dated January 31, 1994 and later amended on March 19, 2001, with G-I Holdings, with respect to the payment of federal income taxes and related matters. During the term of the Tax Sharing Agreement, which is effective for the period during which the Company or any of its domestic subsidiaries is included in a consolidated federal income tax return for the G-I Holdings' consolidated tax group, the Company is obligated to pay G-I Holdings an amount equal to those federal income taxes it would have incurred if the Company, on behalf of itself and its domestic subsidiaries, filed its own federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by the Company to G-I Holdings in future years, but cannot be carried back. If the Company ever were to leave the G-I Holdings' consolidated tax group, it would be required to pay to G-I Holdings the value of any tax attributes to which it would succeed under the consolidated return regulations to the extent the tax attributes reduced the amounts otherwise payable by the Company under the Tax Sharing Agreement. Under limited circumstances, the provisions of the Tax Sharing Agreement could result in the Company having a greater liability under the agreement than it would have had if it and its domestic subsidiaries had filed its own separate federal income tax return. Under the Tax Sharing Agreement, the Company and each of its domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of G-I Holdings or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to the Company's business or assets or the business or assets of any of its domestic subsidiaries. Although, as a member of the G-I Holdings' consolidated tax group, the Company is severally liable for certain federal income tax liabilities of the G-I Holdings' consolidated tax group, including tax liabilities not related to its business, the Company should have no liability other than liabilities arising from the Company's operations and the operations of its domestic subsidiaries and tax liabilities for tax years pre-dating the Tax Sharing Agreement that relate to the Company's business or assets and the business or assets of any of its domestic subsidiaries. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, G-I Holdings makes all decisions with respect to all matters relating to taxes of the G-I Holdings' consolidated tax group. The provisions of the Tax Sharing Agreement take into account both the federal income taxes the Company would have incurred if it filed its own separate federal income tax return and the fact that the Company is a member of the G-I Holdings' consolidated tax group for federal income tax purposes.

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

        In December 2001, the Company entered into a new Accounts Receivable Securitization Agreement ("the Securitization Agreement") under which the Company sold certain of its trade accounts receivable to BMCA Receivables Corporation, without recourse, which in turn sold them to a third party, without recourse. The Agreement provided for a maximum of $115.0 million in cash to be made available to the Company based on the sale of Eligible Receivables outstanding from time to time. This agreement, initially scheduled to mature in December 2004, was subject to financial and other covenants, including a material adverse change in business conditions, financial or otherwise and was terminated in July 2003. With the termination of the Securitization Agreement the Company also repurchased its undivided interest in the associated receivables. In connection with the termination of the Securitization Agreement in July 2003, the Company repaid $115.0 million of amounts outstanding under such agreement. As a result of the termination of the Securitization Agreement, accounts receivable and long-term debt at December 31, 2003 increased by approximately $105.4 million as compared to prior year. The Company also liquidated BMCA Receivables Corporation effective August 2003.

        BMCA Receivables Corporation was not a guarantor under the Company's debt obligations. See Notes 13 and 19 to Consolidated Financial Statements. The effective cost to the Company varied with

LIBOR and is included in other expense, net and amounted to $0, $1.6 and $5.2 million in 2004, 2003 and 2002, respectively.

Note 11.    Inventories

        At December 31, 2004 and 2003, $33.4 and $19.4 million, respectively, of inventories were valued using the LIFO method. Inventories consist of the following:

	December 31,
	2004	2003
	(Thousands)
Finished goods	$119,649	$89,684
Work-in process	13,829	12,499
Raw materials and supplies	50,237	39,208

Total	183,715	141,391
Less LIFO reserve	(8,801)	(5,431)

Inventories	$174,914	$135,960

Note 12.    Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	December 31,
	2004	2003
	(Thousands)
Land and land improvements	$36,015	$34,635
Buildings and building equipment	95,769	88,430
Machinery and equipment	489,147	428,284
Construction in progress	16,938	25,584

Total	637,869	576,933
Less accumulated depreciation and amortization	(273,355)	(234,717)

Property, plant and equipment, net	$364,514	$342,216

        See Note 13 regarding the disposition of the Baltimore facility capital lease in 2002 and the Chester machinery and equipment capital lease in 2003. Depreciation expense for 2004, 2003 and 2002 was $43.9, $39.4 and $38.7 million, respectively.

Note 13.    Long-Term Debt

        Long-term debt consists of the following:

	December 31,
	2004	2003
	(Thousands)
7 3/4% Senior Notes due 2005	$149,949	$149,858
8 5/8% Senior Notes due 2006	—	99,853
8% Senior Notes due 2007	99,791	99,716
8% Senior Notes due 2008	154,670	154,586
7 3/4% Senior Notes due 2014	250,859	—
Borrowings under the Senior Secured Revolving Credit Facility	—	—
Industrial revenue bonds with various interest rates and maturity dates to 2029	14,280	22,855
Chester Loan	16,317	18,820
Other notes payable	2,611	2,509

Total	688,477	548,197
Less current maturities	(152,525)	(2,504)

Long-term debt less current maturities	$535,952	$545,693

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

        In July 2000, the Company issued $35 million in aggregate principal amount of 10 1/2% Senior Notes, due 2002 at 97.161% of the principal amount, the maturity date of which was extended to September 2003 (the "2003 Notes") in connection with the Company entering into a secured revolving credit facility in December 2000 (see below). In September 2003, the Company used proceeds from the Senior Secured Revolving Credit Facility (see below) to repay these notes at maturity, aggregating $35 million plus accrued interest of $0.7 million. The Company used the net proceeds from the issuance of the 2003 Notes to repay a $31.9 million bank term loan due 2004 (the "Term Loan") with the remaining net proceeds used for general corporate purposes. In connection with the extinguishment of the term loan, unamortized deferred financing fees of approximately $0.5 million were included in interest expense. The redemption price was 105.875% of the principal amount outstanding and the premium of approximately $2.1 million was included in interest expense.

        Holders of the 2005 Notes, the 2006 Notes, the 2007 Notes and the 2008 Notes have the right under the indentures governing such notes to require the Company to purchase these senior notes at a price of 100% of the principal amount thereof, and the Company has the right to redeem these senior notes at a price of 100% of the principal amount thereof, plus, in each case, the Applicable Premium (as defined therein), together with any accrued and unpaid interest, in the event of a Change of Control (as defined therein).

        In August 1999, the Company entered into a $110 million secured revolving credit facility. In December 2000, the Company entered into an additional $100 million secured revolving credit facility to be used for working capital purposes subject to certain restrictions. In December 2002, the Company consolidated and restated both credit facilities into its $210 million Consolidated and Restated Credit Agreement (the "Credit Agreement"). In connection with entering into the additional $100 million secured revolving credit facility in December 2000, the Company also issued a precious metal note (the "Precious Metal Note"), which bears interest rates similar to the Credit Agreement, to finance precious metals used in the Company's manufacturing processes. The Credit Agreement, which was initially scheduled to mature in August 2003, was repaid and replaced in July 2003, with a new senior secured credit facility (see below). The terms of the Credit Agreement provided for a $210 million secured revolving credit facility, the full amount of which was available for letters of credit, provided that total borrowings and outstanding letters of credit did not exceed $210 million in the aggregate. The Credit Agreement had interest at a floating rate based on the lenders' Base Rate, as defined, the federal funds rate or the Eurodollar rate.

        In July 2003, the Company entered into a new $350 million Senior Secured Revolving Credit Facility (the "Senior Secured Revolving Credit Facility"). The initial borrowings under the Senior Secured Revolving Credit Facility were primarily used to repay amounts outstanding under its Credit Agreement, to repay the $115 million Accounts Receivable Securitization Agreement due December 2004 and to repay the $7 million Precious Metal Note due August 2003. The Senior Secured Revolving Credit Facility has a final maturity date of November 15, 2006, subject to certain conditions, is secured by a first priority lien on substantially all of the Company's assets and the assets of its subsidiaries and is guaranteed by all of the Company's current and future subsidiaries. Availability under the Senior Secured Revolving Credit Facility is based upon eligible Accounts Receivable, Inventory, and Property, Plant and Equipment (collectively, the "Collateral"), as defined, in the Senior Secured Revolving Credit Facility and includes a sub-limit for letters of credit of $100 million. The Senior Secured Revolving Credit Facility bears interest at a floating rate based on the lenders' Base Rate, the federal funds rate or the Eurodollar rate, each as defined in the Senior Secured Revolving Credit Facility. On May 7, 2004, the Company amended its Senior Secured Revolving Credit Facility, which reduced the floating rate of interest as defined in the Senior Secured Revolving Credit Facility. On July 12, July 19 and November 5, 2004, the Senior Secured Revolving Credit Facility was further amended to allow for the issuance of our 2014 Notes (see below). The Senior Secured Revolving Credit Facility requires mandatory repayments of excess cash, as defined, on the tenth day of each month and contains a material adverse change clause. The Company is also required to pay unused commitment fees associated with the Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility provides for optional and mandatory reductions in the overall $350 million Senior Secured Revolving Credit Facility commitment, subject to certain conditions as defined in the Senior Secured Revolving Credit Facility. In addition, the Senior Secured Revolving Credit Facility also provides for optional and mandatory prepayments of borrowings outstanding under the Senior Secured Revolving Credit Facility, subject to certain conditions. Borrowings outstanding under the Senior Secured Revolving Credit Facility, which are included in long-term debt amounted to $0 million at December 31, 2004 and 2003, respectively.

        Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing our 7 3/4% Senior Notes due 2005, our 8% Senior Notes due 2007, our 8% Senior Notes due 2008 and our 7 3/4% Senior Notes due 2014 (see below) (collectively, the "Senior Notes"), the Company is subject to certain financial covenants. These financial covenants include, among others, interest coverage, as defined, minimum consolidated EBITDA (earnings before income taxes and extraordinary items increased by interest expense, depreciation, goodwill and other amortization), limitations on the amount of annual capital expenditures and indebtedness, restrictions on restricted payments, including dividends and distributions to the Company's parent corporations and on incurring liens, and restrictions on investments and other payments.

        In addition, if a change of control as defined in the Senior Secured Revolving Credit Facility occurs, the Senior Secured Revolving Credit Facility could be terminated and the loans under the Senior Secured Revolving Credit Facility accelerated by the holders of that indebtedness. If that event occurred it would cause the Company's outstanding Senior Notes to be accelerated.

        As of December 31, 2004, after giving effect to the most restrictive of the aforementioned restrictions, the Company could not have paid dividends or made other restricted payments to its parent corporation. In addition, at December 31, 2004, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions as outlined in the Senior Secured Revolving Credit Facility and the indentures governing the Company's Senior Notes.

        As of December 31, 2004, the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility and the indentures governing the Senior Notes.

        On July 26, 2004, the Company issued $200.0 million in aggregate principal amount of 7 3/4% Senior Notes due 2014 (the "2014 Notes"), at 100.0% of the principal amount. The net proceeds from the issuance of the 2014 Notes, after deducting initial purchasers' discounts and commissions and offering expenses were approximately $195.9 million. On August 26, 2004, the Company exercised a call notice issued on July 26, 2004 and used approximately $101.8 million of the net proceeds to redeem all of its issued and outstanding 2006 Notes, including accrued and unpaid interest on such notes through the date of redemption. In addition, the Company used the remaining net proceeds of approximately $94.1 million to reduce amounts outstanding under its Senior Secured Revolving Credit Facility. The redemption price of the 2006 Notes was 101.438% of the principal amount outstanding and the premium of approximately $1.4 million was recorded in interest expense in July 2004. In connection with the extinguishment of the 2006 Notes, the Company expensed the remaining deferred financing fees of approximately $0.7 million in July 2004 and included this amount in interest expense.

        On November 10, 2004, the Company issued an additional $50.0 million in aggregate principal amount of its 2014 Notes. The additional 2014 Notes were issued under an indenture dated July 26, 2004, pursuant to which the Company previously issued its original $200.0 million of 7 3/4% Senior Notes due 2014. These additional 2014 Notes rank equally with and formed a part of a single series with such original 2014 Notes and have the same terms and conditions. The net proceeds from the issuance of the additional 2014 Notes, after deducting the offering expenses and including the addition of the applicable premium were approximately $50.6 million. The Company used the net proceeds from the additional 2014 Notes to reduce amounts outstanding under its Senior Secured Revolving Credit Facility. The premium of approximately $0.9 million is included in long-term debt and will be amortized over the life of the 2014 Notes.

        Under the terms and conditions of the 2014 Notes, the noteholders have the right under the indentures governing such notes to require the Company to purchase the 2014 Notes at a price of 101% of the principal amount thereof, plus any accrued and unpaid interest, in the event of a change in control, as defined in the Notes. Upon the expiration of this right, the Company would have the option to purchase the 2014 Notes at a purchase price equal to 100% of the aggregate principal amount, plus the applicable premium, as defined in the 2014 Notes, together with any accrued and unpaid interest. The Company also has the option to redeem some or all of the 2014 Notes beginning on August 1, 2009 at specified redemption premiums through August 1, 2012, as defined in the 2014 Notes.

        The Senior Notes are secured by a second-priority lien on the same assets securing the Senior Secured Revolving Credit Facility for so long as the first-priority lien remains in effect, subject to certain limited exceptions and have been guaranteed by the subsidiaries that guaranteed the Senior Secured Revolving Credit Facility. In connection with these transactions, the Company entered into an Amended and Restated Security Agreement, which grants a security interest in the Collateral in favor of the collateral agent on behalf of the lenders under the Senior Secured Revolving Credit Facility and the holders of the Company's outstanding Senior Notes. The Company also entered into an Amended and Restated Collateral Agent Agreement, which provides, among other things, that we maintain a lockbox and depository control agreement for the benefit of the secured parties and the sharing of proceeds with respect to any foreclosure or other remedy in respect of the Collateral. As of December 31, 2004, the book value of the collateral securing the Senior Notes and the Senior Secured Revolving Credit Facility was approximately $1,054.1 million. The Company is also required to pay unused commitment fees associated with the Senior Secured Revolving Credit Facility, as well as the terminated Credit Agreement. For 2004 and 2003 these fees amounted to $1.1 and $0.8 million, respectively.

        In December 1995, the Company consummated a $40.0 million sale-leaseback of certain equipment located at its Chester, South Carolina glass mat manufacturing facility, in a transaction accounted for as a capital lease. The lessor was granted a security interest in certain equipment at the Chester facility. The lease terms extended to December 2005, with an early buyout option in June 2003. In July 2003, the Company paid the early buyout option of $19.7 million. In addition, in July 2003, the Company entered into a new $19.7 million Secured Loan (the "Chester Loan"), with the proceeds being used to repay the $19.7 million obligation associated with the early buyout option discussed above. The Chester Loan is secured by a sole security interest in the machinery and equipment, matures in 2010, requires monthly payments of principal and interest commencing in August 2003 and bears a fixed annual interest rate of 7.41%.

        In December 1994, the Company consummated a $20.4 million sale-leaseback of certain equipment located at its Baltimore, Maryland roofing facility, in a transaction accounted for as a capital lease. The lessor was granted a security interest in the land, buildings and certain equipment at the Baltimore facility. The lease term extended to December 2004, with an early buyout option, which the Company exercised in October 2002 in the amount of $9.4 million.

        On December 30, 2004, the Company redeemed its Nashville, Tennessee Industrial Development Revenue Bonds for $8.5 million. The Company has three remaining industrial revenue bond issues outstanding, which bear interest at short-term floating rates. Interest rates on the foregoing obligations ranged between 0.9% and 2.6% during 2004.

        The Company believes that the fair value of its non-public indebtedness approximates the book value of such indebtedness, because the interest rates on substantially all such indebtedness are at floating short-term rates or the debt has a relatively short maturity. With respect to the Company's

Senior Notes, the Company has obtained estimates of the fair values from an independent source believed to be reliable. The estimated fair values of the Company's Senior Notes at December 31, 2004 and 2003 are as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Thousands)
2005 Notes	$149,949	$152,386	$149,858	$153,230
2006 Notes	—	—	99,853	101,600
2007 Notes	99,791	103,284	99,716	99,217
2008 Notes	154,670	159,428	154,586	152,267
2014 Notes	250,859	253,438	—	—

        The aggregate maturities of long-term debt, including accretion of approximately $0.6 million, as of December 31, 2004 for the next five years and thereafter are as follows:

(Thousands)
2005	$152,700
2006	2,884
2007	103,129
2008	158,435
2009	10,094
Thereafter	261,825

        In the above table, maturities for the year 2005 include $150.0 million related to the 2005 Notes and $2.5 million related to the Chester Loan. Maturities for the year 2006 include $2.7 million related to the Chester Loan. Maturities for the year 2007 include $100.0 million related to the 2007 Notes and $2.9 million related to the Chester Loan. Maturities for the year 2008 include $155.0 million related to the 2008 Notes and $3.1 million related to the Chester Loan. Maturities for the year 2009 include $3.4 million related to the Chester Loan and $6.3 million related to the Fontana, California Industrial Development Revenue Bonds. Thereafter maturities include $250.4 million related to the 2014 Notes, $7.5 million related to the Mount Vernon, Indiana and the Shafter, California Industrial Development Revenue Bonds, $2.1 million related to the 10 1/2% Michigan City, Indiana Note and $1.8 million related to the Chester Loan.

Note 14.    Benefit Plans

        Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

Defined Contribution Plan

        The Company provides a defined contribution plan for certain eligible salaried employees. The Company contributes up to 7% of participants' compensation and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $6.2, $5.9 and $5.5 million for 2004, 2003 and 2002, respectively.

        The Company provides a defined contribution plan for certain eligible hourly employees. The Company contributes a discretionary matching contribution ranging between 25% and 100% of each participant's eligible contributions each year up to a maximum range of either $500 to $1,500 or 4% to 6% of salary, whichever is greater, for each participant, as defined. Such contributions were $0.5, $0.4 and $0.4 million for 2004, 2003 and 2002, respectively.

Defined Benefit Plans

        The Company provides noncontributory defined benefit retirement plans for certain hourly and salaried employees (the "Retirement Plans"). Benefits under these plans are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

        The Company's net periodic pension cost for the Retirement Plans included the following components:

	Year Ended December 31,
	2004	2003	2002
	(Thousands)
Service cost	$1,350	$1,199	$998
Interest cost	1,906	1,809	1,684
Expected return on plan assets	(2,665)	(2,551)	(2,906)
Amortization of unrecognized prior service cost	35	35	35
Amortization of net losses from earlier periods	281	193	3

Net periodic pension cost (benefit)	$907	$685	$(186)

        The following tables set forth, for the years 2004 and 2003, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and amounts recognized in the consolidated balance sheets related to the Retirement Plans. The Company uses a December 31 measurement date for its retirement plans.

	December 31,
	2004	2003
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(31,388)	$(27,243)
Service cost	(1,350)	(1,199)
Interest cost	(1,906)	(1,809)
Amendments	—	(5)
Actuarial losses	(864)	(1,956)
Benefits paid	1,068	824

Benefit obligation at end of year	$(34,440)	$(31,388)

Change in plan assets:
Fair value of plan assets at beginning of year	$28,681	$27,275
Actual return on plan assets	2,970	2,230
Employer contributions	—	—
Benefits paid	(1,068)	(824)

Fair value of plan assets at end of year	$30,583	$28,681

Reconciliation of funded status:
Funded status	$(3,856)	$(2,707)
Unrecognized prior service cost	165	201
Unrecognized actuarial losses	8,497	8,219

Net prepaid benefit cost recognized in consolidated balance sheets	$4,806	$5,713

Amounts recognized in consolidated balance sheets:
Prepaid benefit cost	$—	$—
Additional accrued minimum pension liability	(3,856)	(2,707)
Intangible asset	165	201
Accumulated other comprehensive loss	8,497	8,219

Net amount recognized in consolidated balance sheets	$4,806	$5,713

Change in amounts in other comprehensive loss
Increase in additional minimum liability	$242	$8,420
Increase (decrease) in intangible asset	(36)	201
Increase in other comprehensive loss	$278	$8,219

        The accumulated benefit obligation for all defined benefit pension plans was $34.4 and $31.4 million at December 31, 2004 and 2003, respectively.

        Information on actual and future expected benefit payments related to the Retirement Plans follows:

(Thousands)
Actual benefit payments
2002	$836
2003	824
2004	1,068
Future expected benefit payments
2005	$1,392
2006	1,450
2007	1,566
2008	1,652
2009	1,756
2010 through 2014	10,400

	Year ended December 31,
	2005 Expected	2004 Actual	2003 Actual	2002 Actual
	(Thousands)
Employer contributions:
Required	$—	$—	$—	$133
Additional discretionary	—	—	—	597

Total	$—	$—	$—	$730

        Weighted-average assumptions:

	December 31,
	2004	2003
Discount rate:
As of January 1 (for determining net periodic pension cost and projected benefit obligation for years ended December 31)	6.25%	6.75%
As of December 31 (for determining projected benefit obligation at December 31)	6.00%	6.25%
Expected return on plan assets	9.50%	9.50%
Rate of compensation increase	N/A	N/A

        The following table highlights the sensitivity of the Company's pension obligations and expense to changes in assumptions related to the Retirement Plans:

	Impact on Pension Expense	Impact on Projected Benefit Obligation
	(Thousands)
Change in Assumption:
25 basis points increase in discount rate	$-120.0	$-1,200.0
25 basis points decrease in discount rate	+120.0	+1,200.0
25 basis points increase in rate of return on assets	-75.0	N/A
25 basis points decrease in rate of return on assets	+75.0	N/A

        The Company sets the discount rate assumption annually for its retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by the Company's actuaries and the Company's financial management. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. The Company's expected long-term rate of return on assets assumption for the Retirement Plans was 9.5% in 2004 and 2003, respectively.

        At December 31, 2004 and 2003, the asset allocations for the Retirement Plans, by asset category, are as follows:

	Plan Assets at December 31,
	2005 Target %	2004 Actual	2003 Actual
Asset Category:
Equity securities	25–45%	28%	39%
Fixed income securities	40–70%	66%	45%
Cash and equivalents	0–10%	5%	15%
Other	0–10%	1%	1%

Total		100%	100%

        With the assets in the Retirement Plans, the Company invests primarily in market-neutral absolute-return strategies which serve to minimize volatility while providing consistent positive returns and preserving capital. These investments include both equity and fixed income securities and may incorporate the use of options, futures and other financial instruments. Implementation of this policy involves investments with outside managers who have expertise in these strategies.

        The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense for this plan was not significant for 2004, 2003 and 2002. The liability related to this plan was $1.0 and $1.0 million at December 31, 2004 and 2003, respectively, and is included within other liabilities.

Postretirement Medical and Life Insurance

        The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.

        Net periodic postretirement benefit cost included the following components:

	Year Ended December 31,
	2004	2003	2002
	(Thousands)
Service cost	$157	$123	$110
Interest cost	291	307	314
Amortization of unrecognized prior service cost	(95)	(95)	(94)
Amortization of net gains from earlier periods	(258)	(261)	(254)

Net periodic postretirement benefit cost	$95	$74	$76

        The following table sets forth, for the years 2004 and 2003, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the consolidated balance sheets related to postretirement medical and life insurance benefits. The Company uses a December 31 measurement date for its postretirement medical and life insurance plan.

	December 31,
	2004	2003
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(4,983)	$(5,012)
Service cost	(157)	(123)
Interest cost	(291)	(307)
Actuarial gains	167	207
Benefits paid, net of participant contributions	159	252

Benefit obligation at end of year	$(5,105)	$(4,983)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	159	252
Participant contributions	81	62
Benefits paid	(240)	(314)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Funded status	$(5,105)	$(4,983)
Unrecognized prior service cost	(264)	(359)
Unrecognized actuarial gains	(4,835)	(4,926)

Net amount recognized in consolidated balance sheets as accrued benefit cost	$(10,204)	$(10,268)

        The Company's postretirement medical and life insurance plan is unfunded. Benefits are paid from the Company's cash flows from operations as they are incurred. The Company expects to contribute approximately $0.3 million to the plan in 2005. Information on actual and future expected benefit payments related to the postretirement medical and life insurance plan follows:

(Thousands)
Actual benefit payments
2002	$305
2003	314
2004	240
Future expected benefit payments
2005	$302
2006	328
2007	354
2008	381
2009	365
2010 through 2014	2,240

        For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 2004 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $700 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit.

        Weighted-average assumptions:

	December 31,
	2004	2003
Discount rate:
As of January 1 (for determining net periodic pension cost and postretirement benefit obligation for years ended December 31)	6.25%	6.75%
As of December 31 (for determining postretirement benefit obligation)	6.00%	6.25%
	December 31,
	2004	2003
Assumed health care cost trend rates:
Retirees under age 65:
Health care cost trend rate assumed for next year	8.5%	9.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2011
Retirees age 65 and older:
Health care cost trend rate assumed for next year	10.5%	9.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	N/A
Year that the rate reaches the ultimate trend rate	2016	N/A

        The health care cost trend rate assumption has an affect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31,
	2004	2003
	(Thousands)
One-Percentage Point Increase:
Increase in aggregate service and interest cost	$—	$1
Increase in accumulated post retirement benefit obligation as of December 31	2	10
One-Percentage Point Decrease:
Decrease in aggregate service and interest cost	—	(1)
Decrease in accumulated post retirement benefit obligation as of December 31	(1)	(11)

Note 15.    2001 Long-Term Incentive Plan and Preferred Stock Option Plan

        On January 1, 1996, the Company established the BMCA Preferred Stock Option Plan (the "1996 Plan") to issue options to certain employees to purchase shares of redeemable convertible preferred stock ("Preferred Stock") of the Company, exercisable at a price of $100 per share. Each share of

Preferred Stock was convertible, at the holder's option, into shares of common stock of the Company at a formula price based on Book Value (as defined in the option agreement) as of the date of grant. The options vested rateably over five years and expired after nine years. Dividends would accrue on the Preferred Stock from the date of issuance at the rate of 6% per annum. The Preferred Stock was redeemable, at the Company's option, for a redemption price equal to $100 per share plus accrued and unpaid dividends. The Preferred Stock, and common stock issuable upon conversion of Preferred Stock into common stock, was subject to repurchase by the Company under certain circumstances, at a price equal to current Book Value (as defined in the option agreement). The exercise price of the options to purchase Preferred Stock was equal to the estimated fair value per share of the Preferred Stock at the date of grant. As of December 31, 2004, options to purchase 400,000 shares of Preferred Stock remained available under the 1996 Plan. No options were granted in 2004, 2003 and 2002.

        Effective December 31, 2000, the Company adopted the 2001 Long-Term Incentive Plan, which allowed employees participating in the 1996 Plan to also participate in the 2001 Long-Term Incentive Plan. During 2001, all employees exchanged their preferred stock options for incentive plan units effective as of December 31, 2000. The 2001 Long-Term Incentive Plan authorizes the grant of incentive units ("Incentive Units") to eligible employees. The 2001 Long-Term Incentive Plan is administered by a Committee appointed by the Board of Directors. The number of Incentive Units granted is determined by the Committee in its sole discretion. Generally, Incentive Units vest cumulatively, in 20% increments over five years, except that Incentive Units granted in exchange for Preferred Stock Options retain the vested status and vesting schedule of the options exchanged and the Committee, in its sole discretion, may issue options with any vesting schedule, other than normally provided in the 2001 Long-Term Incentive Plan. Incentive Units generally are exercisable for a period of six years from the date of grant. The value of Incentive Units is determined at the end of each fiscal quarter based on Book Value (as defined in the plan) at that date less the Book Value as of the date of grant divided by 1,000,010 and is payable in cash upon exercise. The 2001 Long-Term Incentive Plan will terminate five years after its effective date of December 2000, unless terminated sooner by the Committee. The Committee, in its sole discretion, may grant incentive units with an Initial Value that is less than the Initial Value of such incentive units as normally determined under the 2001 Long-Term Incentive Plan. If, after a change in control of the Company, as defined, an employee's employment is terminated by the Company for any reason other than Good Cause, as defined, as a result of death or permanent disability, or by the employee for Good Reason, as defined, all incentive units will become fully and immediately vested and payable in cash.

        In 2001, employees exchanged an aggregate of 198,559 stock options granted under the 1996 Plan (discussed above) for an aggregate of 81,862 Incentive Units. In addition, 9,800, 20,360 and 29,735 Incentive Units were granted during 2004, 2003 and 2002, respectively. At December 31, 2004, 2003 and 2002, 124,455, 124,782 and 108,674 Incentive Units were outstanding. Compensation expense for such Incentive Units was $8.2, $5.3 and $3.4 million in 2004, 2003 and 2002, respectively.

Note 16.    Business Segment Information

        The Company is a leading national manufacturer and marketer of a broad line of asphalt and polymer based roofing products and accessories for the residential and commercial roofing markets. The Company also manufacturers and markets specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. The residential roofing product line primarily consists of premium laminated shingles, strip shingles, and certain specialty shingles. Sales of residential roofing products in 2004, 2003 and 2002 were $1,310.3, $1,181.4 and $1,001.0 million and represented approximately 74%, 73% and 74%, respectively, of the Company's net sales. The Company's commercial roofing product line includes a full line of modified bitumen, asphalt built-up roofing, liquid applied membrane, thermoplastic, elastomeric, thermoplastic polyolefin, insulation and roofing accessories. Sales of commercial roofing products and accessories in 2004, 2003 and 2002 were $384.7, $352.9 and $288.4 million and represented approximately 22%, 22% and 21%, respectively, of the Company's net sales. Sales of the specialty building products and accessories products in 2004, 2003 and 2002 were $78.4, $73.5 and $71.3 million and represented approximately 4%, 5% and 5%, respectively, of the Company's net sales.

        The Company aggregates the residential and commercial product lines into one operating segment since they have similar economic characteristics and are similar in each of the following areas: (i) the nature of the products and services are similar in that they perform the same function—the protection and covering of residential and commercial roofs; (ii) the nature of the production processes are similar; (iii) the type or class of customer for their products and services are similar; (iv) the residential and commercial products have the same distribution channels, whereby the main customers are wholesalers or distributors; and (v) regulatory requirements are generally the same for both the residential and commercial product lines. The specialty building products and accessories products did not meet quantitative thresholds in 2004, 2003 and 2002 to be considered as a reportable segment.

Note 17.    Related Party Transactions

        Included in the consolidated balance sheets are the following receivable (payable) balances with related parties, which arise from operating and financing transactions between the Company and its affiliates:

	December 31,
	2004	2003
	(Thousands)
Tax receivable from parent corporation	$—	$7,044

Payable to related parties	$(16,900)	$(9,074)

Loans payable to parent corporation	$(52,840)	$(52,840)

Loans receivable from parent corporation, included in Stockholders' Equity (Deficit)	$55,691	$55,587

        The Company makes loans to, and borrows from, its parent corporations from time to time at rates ranging from 4.0% to 6.3% in 2004. During 2001 and on July 1, 2003 and December 29, 2003, the Company loaned BMCA Holdings Corporation $2.5, $37.8 and $15.0 million, respectively, and on July 9, 2003 and December 29, 2003, BMCA Holdings Corporation loaned the Company $37.8 and $15.0 million, respectively. As of December 31, 2004 and 2003, BMCA Holdings Corporation owed the Company $55.7 and $55.6 million, including interest of $0.4 and $0.3 million, respectively, and the Company owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest payable to BMCA Holdings Corporation, respectively. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $2.9, $1.0, and $0.1 million in 2004, 2003 and 2002, respectively and is included in other expense, net. Interest expense on the Company's loans from BMCA Holdings Corporation amounted to $2.8 and $0.9 million in 2004 and 2003, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Revolving Credit Facility and the Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing the Company's Senior Notes at December 31, 2004, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions. The Company also makes non-interest bearing advances to affiliates, of which no balance was outstanding as of December 31, 2004 and 2003. In addition, no loans were owed by the Company to other affiliates.

        As of December 31, 2004, the Company has included on its balance sheet in current liabilities a tax payable to parent corporation of $3.8 million, representing amounts due to G-I Holdings under the Tax Sharing Agreement (see below). As of December 31, 2003, the Company has included on its balance sheet a tax receivable from parent corporation of $7.0 million, representing amounts paid to G-I Holdings under the Tax Sharing Agreement, which the Company applied against 2004 tax sharing payments due to G-I Holdings. See Notes 9 and 18.

        On February 25, 2004, April 21, 2004 and December 30, 2004, the Company declared and paid cash dividends, each amounting to $5.0 million, respectively, to our parent corporation.

        On June 15, 2004, September 15, 2004, and December 15, 2004 the Company paid $6.4, $9.6 and $3.5 million, respectively, in federal income tax payments to our parent corporation pursuant to a Tax Sharing Agreement. This amount is included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

        Mineral Products:    The Company and its subsidiaries purchase substantially all of their colored roofing granules and algae-resistant granules under a long-term requirements contract from ISP, except for the requirements of certain of the Company's roofing plants that are supplied by third parties. In 2004, 2003 and 2002, the Company and its subsidiaries purchased in the aggregate approximately $98.2, $77.7 and $73.2 million, respectively, of mineral products from ISP. The amount payable to ISP at December 31, 2004 and 2003 for such purchases was $12.7 and $8.7 million, respectively, and is included in payable to related parties in the consolidated balance sheets.

        Management Agreements:    Pursuant to a management agreement, a subsidiary of ISP, provides certain general management, administrative, legal and facilities services to the Company, including the use of the Company's headquarters in Wayne, New Jersey. Charges to the Company by ISP for these services under the management agreement, inclusive of the services provided to G-I Holdings, discussed below, aggregated $5.6, $6.2 and $6.1 million for 2004, 2003 and 2002, respectively. These charges consist of management fees and other reimbursable expenses attributable to the Company, or incurred by ISP for the benefit of the Company. The amount payable to ISP for management fees as of December 31, 2004 and 2003 was $0.4 and $0.4 million, respectively, and is included in payable to related parties in the consolidated balance sheets. The management agreement also provides that the Company is responsible for providing management services to G-I Holdings and certain of its subsidiaries and that G-I Holdings pay to the Company a management fee for these services. The aggregate amount paid by G-I Holdings to the Company for services rendered under the management agreement in 2004, 2003 and 2002 was approximately $0.8 million, respectively. The Company also allocates a portion of the management fees payable by the Company under the management agreement to separate lease payments for the use of the Company's headquarters. Some of the Company's executive officers receive their compensation from ISP. ISP is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the management agreement.

        Tax Sharing Agreement:    See Note 9.

Note 18.    Commitments and Contingencies

        G-I Holdings and BHC are presently dependent upon the earnings and cash flows of their subsidiaries, principally the Company, in order to satisfy their net obligations, including various tax and other claims and liabilities (net of certain insurance receivables), including tax liabilities relating to the surfactants partnership. See Note 9. G-I Holdings has advised the Company that it expects to obtain funds to satisfy G-I Holdings' operating expenses from, among other things, distributions from subsidiaries (principally the Company). See Notes 5, 9 and 17.

        On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its Asbestos Claims. The Company is not included in such bankruptcy filing. There are restrictions under the indentures relating to the Senior Notes and the Senior Secured Revolving Credit Facility on payments by the Company to its parent corporations.

        During the twelve months ending December 31, 2005, the Company expects to make distributions and/or advances to its parent corporations to satisfy the obligations discussed above for not more than the extent permitted by the Senior Secured Revolving Credit Facility and the Senior Notes. The Company does not believe that the dependence of its parent corporations on the cash flows of their subsidiaries should have a material adverse effect on the operations, liquidity or capital resources of the Company. See Notes 5, 9 and 13.

        At December 31, 2004, the Company has outstanding letters of credit of approximately $48.9 million under the Senior Secured Revolving Credit Facility, which includes approximately $11.8 million of standby letters of credit related to certain obligations of G-I Holdings. The fair value of these obligations approximates face value as of December 31, 2004. See Note 5.

        In June 2001, the Company entered into employment security agreements with certain of its executive officers and key personnel. The agreements have no expiration date, are supported by irrevocable letters of credit and provide for a single-sum payment consisting of one to three times salary and bonus and related benefits if employment is terminated or a change in employment responsibilities occurs within a thirty-six month period following the change in control event, as defined.

At December 31, 2004 the aggregate value of the employment security agreements was $8.7 million, which excludes the cost of medical benefits and any amounts due under the 2001 Long-Term Incentive Plan.

        On or about February 17, 2004, litigation was commenced against the Company in the United States District Court for the Eastern District of Pennsylvania by CertainTeed Corporation alleging patent infringement in connection with certain of the Company's products representing less than 5% of the Company's net sales. No specific amount of damages have been sought in the litigation. The Company intends to defend itself vigorously in this matter, has denied CertainTeed's claims and has filed counterclaims against CertainTeed for patent infringement, violations of the antitrust laws and for trade libel. Although this matter is in its preliminary stages, and there can be no assurances made, the Company believes that the claims filed by CertainTeed Corporation are without merit and will not have a material adverse effect against it. In addition, although the Company's counterclaims against CertainTeed are in their preliminary stages, the Company believes its counterclaims are meritorious.

        The Company is a lessee under operating leases principally for warehouses, production machinery and equipment, and transportation and computer equipment. Rental expense on operating leases was $31.7, $30.3 and $26.4 million for 2004, 2003 and 2002, respectively. Future minimum lease payments for properties which were held under long-term noncancellable leases as of December 31, 2004 were as follows:

Operating Leases
(Thousands)
2005	$21,868
2006	17,815
2007	14,700
2008	13,231
2009	13,050
Thereafter	1,208

Total minimum payments	$81,872

        Included in net sales in 2004 were net sales to two customers of 17% and 12%, respectively, in 2003, 16% and 12%, respectively, and in 2002, 13% and 11%, respectively. No other customer accounted for more than 10% of net sales in 2004, 2003 or 2002.

        The Company includes in other expense, net certain legal fees related to its business. For 2004, 2003 and 2002 the Company included $7.0, $4.9 and $3.1 million, respectively, of legal fees in other expense, net.

Note 19.    Guarantor Financial Information

        At December 31, 2004, all of the Company's subsidiaries, each of which is wholly-owned by the Company, are guarantors under the Company's $350.0 million Senior Secured Revolving Credit Facility and the indentures governing the Senior Notes. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 8% Senior Notes due 2007.

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

        Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiary. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto. Separate financial statements for the Company, the guarantor subsidiaries and the non-guarantor subsidiary are not included herein, because the guarantees are full, unconditional and joint and several.

Condensed Consolidating Statement of Income
Year Ended December 31, 2004
(Thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,659,987	$113,402	$—	$1,773,389
Intercompany net sales	44,710	1,213,901	(1,258,611)	—

Total net sales	1,704,697	1,327,303	(1,258,611)	1,773,389

Costs and expenses, net:
Cost of products sold	1,311,287	1,173,119	(1,258,611)	1,225,795
Selling, general and administrative	299,845	91,484	—	391,329
Transition service agreement (income) expense	100	(100)	—	—

Total costs and expenses, net	1,611,232	1,264,503	(1,258,611)	1,617,124

Operating income	93,465	62,800	—	156,265
Equity in earnings of subsidiaries	74,715	—	(74,715)	—
Intercompany licensing income (expense), net	(68,188)	68,188	—	—
Interest expense	(50,523)	(12,184)	—	(62,707)
Other income (expense), net	(6,338)	264	—	(6,074)

Income before income taxes	43,131	119,068	(74,715)	87,484
Income tax (expense) benefit	11,765	(44,353)	—	(32,588)

Net income	$54,896	$74,715	$(74,715)	$54,896

Condensed Consolidating Statement of Income
Year Ended December 31, 2003
(Thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,496,474	$111,304	$—	$1,607,778
Intercompany net sales	84,443	1,106,126	(1,190,569)	—

Total net sales	1,580,917	1,217,430	(1,190,569)	1,607,778

Costs and expenses, net:
Cost of products sold	1,250,902	1,073,891	(1,190,569)	1,134,224
Selling, general and administrative	262,167	76,787	—	338,954
Transition service agreement (income) expense	100	(100)	—	—
Loss on write-down of manufacturing facility assets	—	3,822	—	3,822
Gain on sale of assets	—	(5,739)	—	(5,739)

Total costs and expenses, net	1,513,169	1,148,661	(1,190,569)	1,471,261

Operating income	67,748	68,769	—	136,517
Equity in earnings of subsidiaries	76,333	—	(76,333)	—
Intercompany licensing income (expense), net	(63,237)	63,237	—	—
Interest expense	(43,669)	(13,025)	—	(56,694)
Other income (expense), net	(6,388)	290	—	(6,098)

Income before income taxes	30,787	119,271	(76,333)	73,725
Income tax (expense) benefit	16,397	(42,938)	—	(26,541)

Net income	$47,184	$76,333	$(76,333)	$47,184

Condensed Consolidating Statement of Income
Year Ended December 31, 2002
(Thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,247,560	$113,131	$—	$1,360,691
Intercompany net sales	63,080	918,979	(982,059)	—

Total net sales	1,310,640	1,032,110	(982,059)	1,360,691

Costs and expenses, net:
Cost of products sold	1,032,525	904,098	(982,059)	954,564
Selling, general and administrative	216,432	73,019	—	289,451
Transition service agreement (income) expense	100	(100)	—	—
Loss on sale of assets	—	1,792	—	1,792

Total costs and expenses, net	1,249,057	978,809	(982,059)	1,245,807

Operating income	61,583	53,301	—	114,884
Equity in earnings of subsidiaries	57,781	—	(57,781)	—
Intercompany licensing income (expense), net	(52,425)	52,425	—	—
Interest expense	(39,007)	(15,987)	—	(54,994)
Other income (expense), net	(9,535)	544	—	(8,991)

Income before income taxes	18,397	90,283	(57,781)	50,899
Income tax (expense) benefit	14,178	(32,502)	—	(18,324)

Net income	$32,575	$57,781	$(57,781)	$32,575

Condensed Consolidating Balance Sheet
December 31, 2004
(Thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$12	$129,470	$—	$129,482
Accounts receivable, trade, net	234,733	15,810	—	250,543
Accounts receivable, other	2,630	1,196	—	3,826
Tax receivable from parent corporation	—	—	—	—
Inventories, net	114,643	60,271	—	174,914
Deferred income tax assets, net	43,398	—	—	43,398
Other current assets	2,311	4,188	—	6,499

Total Current Assets	397,727	210,935	—	608,662
Investment in subsidiaries	556,410	—	(556,410)	—
Intercompany loans including accrued interest	58,807	(58,807)	—	—
Due from (to) subsidiaries, net	(309,854)	309,854	—	—
Property, plant and equipment, net	41,356	323,158	—	364,514
Goodwill, net	40,080	23,214	—	63,294
Other noncurrent assets	13,135	20,746	—	33,881

Total Assets	$797,661	$829,100	$(556,410)	$1,070,351

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$149,949	$2,576	$—	$152,525
Accounts payable	53,216	67,121	—	120,337
Payable to related parties, net	6,625	10,275	—	16,900
Loans payable to parent corporation	52,840	—	—	52,840
Accrued liabilities	32,020	61,447	—	93,467
Reserve for product warranty claims	14,900	—	—	14,900

Total Current Liabilities	309,550	141,419	—	450,969
Long-term debt less current maturities	405,530	130,422	—	535,952
Reserve for product warranty claims	16,553	660	—	17,213
Deferred income tax liabilities	44,773	—	—	44,773
Other liabilities	23,966	189	—	24,155

Total Liabilities	800,372	272,690	—	1,073,062
Total Stockholders' Equity (Deficit)	(2,711)	556,410	(556,410)	(2,711)

Total Liabilities and Stockholders' Equity (Deficit)	$797,661	$829,100	$(556,410)	$1,070,351

Condensed Consolidating Balance Sheet
December 31, 2003
(Thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$8	$2,872	$—	$2,880
Accounts receivable, trade, net	173,945	14,286	—	188,231
Accounts receivable, other	5,115	749	—	5,864
Tax receivable from parent corporation	7,044	—	—	7,044
Inventories, net	87,399	48,561	—	135,960
Deferred income tax assets, net	31,188	—	—	31,188
Other current assets	2,434	2,568	—	5,002

Total Current Assets	307,133	69,036	—	376,169
Investment in subsidiaries	476,695	—	(476,695)	—
Intercompany loans including accrued interest	30,582	(30,582)	—	—
Due from (to) subsidiaries, net	(335,690)	335,690	—	—
Property, plant and equipment, net	40,769	301,447	—	342,216
Goodwill, net	40,080	23,214	—	63,294
Other noncurrent assets	13,126	18,863	—	31,989

Total Assets	$572,695	$717,668	$(476,695)	$813,668

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$—	$2,504	$—	$2,504
Accounts payable	43,331	49,518	—	92,849
Payable to related parties	1,969	7,105	—	9,074
Loans payable to parent corporation	52,840	—	—	52,840
Accrued liabilities	23,511	39,585	—	63,096
Reserve for product warranty claims	14,900	—	—	14,900

Total Current Liabilities	136,551	98,712	—	235,263
Long-term debt less current maturities	404,297	141,396	—	545,693
Reserve for product warranty claims	16,407	665	—	17,072
Deferred income tax liabilities	34,496	—	—	34,496
Other liabilities	23,012	200	—	23,212

Total Liabilities	614,763	240,973	—	855,736
Total Stockholders' Equity (Deficit)	(42,068)	476,695	(476,695)	(42,068)

Total Liabilities and Stockholders' Equity (Deficit)	$572,695	$717,668	$(476,695)	$813,668

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2004
(Thousands)

	Parent Company	Guarantor Subsidiaries	Consolidated
Cash and cash equivalents, beginning of year	$8	$2,872	$2,880

Cash provided by (used in) operating activities:
Net income (loss)	(19,819)	74,715	54,896
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,749	40,171	43,920
Amortization	—	2,237	2,237
Deferred income taxes	(904)	—	(904)
Noncash interest charges	5,034	1,398	6,432
(Increase) decrease in working capital items	(67,242)	24,350	(42,892)
Increase (decrease) in long-term reserve for product warranty claims	146	(5)	141
(Increase) decrease in other assets	187	(5,179)	(4,992)
Increase (decrease) in other liabilities	37	(11)	26
Change in net receivable from/payable to related parties/parent corporations	(24,176)	39,046	14,870
Other, net	(160)	941	781

Net cash provided by (used in) operating activities	(103,148)	177,663	74,515

Cash provided by (used in) investing activities:
Capital expenditures and acquisition of manufacturing facility	(27,360)	(39,824)	(67,184)

Net cash used in investing activities	(27,360)	(39,824)	(67,184)

Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	835,340	—	835,340
Repayments of long-term debt	(684,465)	(11,241)	(695,706)
Distributions to parent corporation	(260)	—	(260)
Dividends to parent corporation	(15,000)	—	(15,000)
Loan to parent corporation	(104)	—	(104)
Financing fees and expenses	(4,999)	—	(4,999)

Net cash provided by (used in) financing activities	130,512	(11,241)	119,271

Net change in cash and cash equivalents	4	126,598	126,602

Cash and cash equivalents, end of year	$12	$129,470	$129,482

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2003
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Cash and cash equivalents, beginning of year	$60	$96,113	$—	$96,173

Cash provided by (used in) operating activities:
Net income (loss)	(29,149)	76,333	—	47,184
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on write-down of manufacturing assets	—	3,822	—	3,822
Gain on sale of assets	—	(5,739)	—	(5,739)
Depreciation	2,714	36,687	—	39,401
Amortization	—	2,096	—	2,096
Deferred income taxes	25,086	—	—	25,086
Noncash interest charges	3,900	1,426	—	5,326
(Increase) decrease in working capital items	(50,562)	4,768	34,785	(11,009)
Increase (decrease) in long-term reserve for warranty claims	(1,528)	213	—	(1,315)
Proceeds (repayments) from sale/repurchase of accounts receivable	(105,388)	—	—	(105,388)
Increase in other assets	(775)	(2,951)	—	(3,726)
Increase in other liabilities	1,485	1	—	1,486
Change in net receivable from/payable to related parties/parent corporations	206,087	(174,849)	(34,785)	(3,547)
Other, net	(49)	471	—	422

Net cash provided by (used in) operating activities	51,821	(57,722)	—	(5,901)

Cash provided by (used in) investing activities:
Capital expenditures	(7,358)	(35,962)	—	(43,320)
Proceeds from sale of assets	—	9,315	—	9,315

Net cash used in investing activities	(7,358)	(26,647)	—	(34,005)

Cash provided by (used in) financing activities:
Proceeds from loan payable to parent corporation	52,840	—	—	52,840
Proceeds from issuance of long-term debt	407,676	19,731	—	427,407
Repayments of long-term debt	(442,676)	(28,398)	—	(471,074)
Distributions to parent corporation	(14)	—	—	(14)
Loans to parent corporation	(52,939)	—	—	(52,939)
Financing fees and expenses	(9,402)	(205)	—	(9,607)

Net cash used in financing activities	(44,515)	(8,872)	—	(53,387)

Net change in cash and cash equivalents	(52)	(93,241)	—	(93,293)

Cash and cash equivalents, end of year	$8	$2,872	$—	$2,880

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2002
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash and cash equivalents, beginning of year	$133	$46,254	$—	$46,387

Cash provided by (used in) operating activities:
Net income (loss)	(25,206)	57,781	—	32,575
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of assets	—	1,792	—	1,792
Depreciation	2,523	36,132	—	38,655
Amortization	—	2,047	—	2,047
Deferred income taxes	17,594	—	—	17,594
Noncash interest charges	3,634	1,342	—	4,976
(Increase) decrease in working capital items	(14,250)	15,227	(1,848)	(871)
Increase (decrease) in long-term reserve for product warranty claims	(4,423)	69	—	(4,354)
Proceeds from sale of accounts receivable	5,718	—	—	5,718
(Increase) decrease in other assets	835	(759)	—	76
Decrease in other liabilities	(784)	(6)	—	(790)
Change in net receivable from/payable to related parties/parent corporations	18,697	(18,084)	1,848	2,461
Other, net	(23)	227	—	204

Net cash provided by operating activities	4,315	95,768	—	100,083

Cash provided by (used in) investing activities:
Capital expenditures	(2,109)	(32,454)	—	(34,563)
Proceeds from sale of assets	—	1,722	—	1,722

Net cash used in investing activities	(2,109)	(30,732)	—	(32,841)

Cash provided by (used in) financing activities:
Repayments of long-term debt	—	(15,177)	—	(15,177)
Distributions to parent corporation	(1,945)	—	—	(1,945)
Loan to parent corporation	(112)	—	—	(112)
Financing fees and expenses	(222)	—	—	(222)

Net cash used in financing activities	(2,279)	(15,177)	—	(17,456)

Net change in cash and cash equivalents	(73)	49,859	—	49,786

Cash and cash equivalents, end of year	$60	$96,113	$—	$96,173

BUILDING MATERIALS CORPORATION OF AMERICA

SUPPLEMENTARY DATA (UNAUDITED)

Quarterly Financial Data (Unaudited)

	2004 by Quarter				2003 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Millions)
Net sales	$392.0	$451.6	$468.7	$461.1	$339.0	$410.3	$459.9	$398.6
Cost of products sold	274.0	306.7	319.5	325.6	245.9	284.8	318.9	284.6

Gross profit	$118.0	$144.9	$149.2	$135.5	$93.1	$125.5	$141.0	$114.0

Operating income	$31.9	$46.3	$47.4	$30.7	$20.6	$48.1	$49.7	$18.1

Interest expense	$(14.2)	$(14.5)	$(18.2)	$(15.8)	$(13.5)	$(13.8)	$(15.2)	$(14.2)

Income before income taxes	$16.9	$30.0	$27.2	$13.4	$5.6	$31.6	$33.7	$2.8
Income tax expense	(6.3)	(11.2)	(10.1)	(5.0)	(2.0)	(11.4)	(12.1)	(1.0)

Net income	$10.6	$18.8	$17.1	$8.4	$3.6	$20.2	$21.6	$1.8

SCHEDULE II

BUILDING MATERIALS CORPORATION OF AMERICA

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31, 2004
Description	Balance January 1, 2004	Charged to Sales or Expenses		Deductions		Other	Balance December 31, 2004
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$1,363	$605		$829	(b)	$—	$1,139
Allowance for discounts	51,452	235,001	(a)	227,443		—	59,010
Reserve for inventory market valuation	2,415	1,479		1,417		—	2,477
Reserve for product warranty claims	31,972	23,239		23,098		—	32,113

	Year Ended December 31, 2003
Description	Balance January 1, 2003	Charged to Sales or Expenses		Deductions		Other	Balance December 31, 2003
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$1,484	$703		$824	(b)	$—	$1,363
Allowance for discounts	37,153	212,191	(a)	197,892		—	51,452
Reserve for inventory market valuation	2,538	1,925		2,048		—	2,415
Reserve for product warranty claims	33,287	21,955		23,270		—	31,972

	Year Ended December 31, 2002
Description	Balance January 1, 2002	Charged to Sales or Expenses		Deductions		Other	Balance December 31, 2002
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$1,058	$863		$437	(b)	$—	$1,484	(c)
Allowance for discounts	34,052	163,247	(a)	160,146		—	37,153
Reserve for inventory market valuation	3,321	675		1,458		—	2,538
Reserve for product warranty claims	37,641	19,970		24,653		329	33,287

Notes:

(a)
Amount charged to net sales.

(b)
Represents write-offs of uncollectible accounts net of recoveries.

(c)
The balance at December 31, 2002 primarily reflects a reserve for receivables sold to a trust. See Note 10 to Consolidated Financial Statements.

S-1

QuickLinks

ADDITIONAL REGISTRANTS
BUILDING MATERIALS CORPORATION OF AMERICA Form 10-K for the fiscal year ended December 31, 2004 Table of Contents
PART I
  Item 1. Business.
PART II
PART III
  Item 11. Executive Compensation.
2001 Long-Term Incentive Plan—Awards in 2004
Audit and Non-Audit Fees
PART IV
EXHIBIT INDEX
SIGNATURES
SIGNATURES
FORM 10-K
INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS, CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
BUILDING MATERIALS CORPORATION OF AMERICA SELECTED FINANCIAL DATA
BUILDING MATERIALS CORPORATION OF AMERICA CONSOLIDATED STATEMENTS OF INCOME
BUILDING MATERIALS CORPORATION OF AMERICA CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
BUILDING MATERIALS CORPORATION OF AMERICA CONSOLIDATED STATEMENTS OF CASH FLOWS
BUILDING MATERIALS CORPORATION OF AMERICA CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
BUILDING MATERIALS CORPORATION OF AMERICA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Income Year Ended December 31, 2004 (Thousands)
Condensed Consolidating Statement of Income Year Ended December 31, 2003 (Thousands)
Condensed Consolidating Statement of Income Year Ended December 31, 2002 (Thousands)
Condensed Consolidating Balance Sheet December 31, 2004 (Thousands)
Condensed Consolidating Balance Sheet December 31, 2003 (Thousands)
Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2004 (Thousands)
Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2003 (Thousands)
Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2002 (Thousands)
BUILDING MATERIALS CORPORATION OF AMERICA SUPPLEMENTARY DATA (UNAUDITED) Quarterly Financial Data (Unaudited)
  SCHEDULE II
BUILDING MATERIALS CORPORATION OF AMERICA VALUATION AND QUALIFYING ACCOUNTS