Form 10-Q
period 2005-04-03
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP
filed 2005-05-18
CIK 927314, 1078706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended APRIL 3, 2005

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

As of May 18, 2005, 1,015,010 shares of Class A Common Stock, $.001 par value of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of May 18, 2005, the additional registrant had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrant. As of May 18, 2005, no shares of the registrant or the additional registrant were held by non-affiliates.

                                                  ADDITIONAL REGISTRANTS

                                State or other                                                      Address, including zip code and
                                jurisdiction of                                                     telephone number, including area
Exact name of registrant as     incorporation or    No. of Shares    Commission File No./I.R.S.     code, of registrant's principal
specified in its charter         organization       Outstanding      Employer Identification No.    executive offices
---------------------------     ----------------    -------------    ---------------------------    --------------------------------
Building Materials                  Delaware             10                333-69749-01/                       1361 Alps Road
  Manufacturing Corporation                                                 22-3626208                         Wayne, NJ 07470
                                                                                                               (973) 628-3000


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


                    BUILDING MATERIALS CORPORATION OF AMERICA

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                        FIRST QUARTER ENDED
                                                  ------------------------------
                                                    APRIL 3,          APRIL 4,
                                                     2005               2004
                                                  ----------          ---------


Net sales......................................    $478,798            $391,982
                                                   --------            --------

Costs and expenses:

  Cost of products sold........................     335,717             274,036
  Selling, general and administrative..........     105,284              86,060
                                                   --------            --------
    Total costs and expenses...................     441,001             360,096
                                                   --------            --------

Operating income...............................      37,797              31,886
Interest expense...............................     (16,104)            (14,155)
Other expense, net.............................        (999)               (784)
                                                   --------            --------
Income before income taxes.....................      20,694              16,947
Income tax expense.............................      (7,864)             (6,313)
                                                   --------            --------
Net income.....................................    $ 12,830            $ 10,634
                                                   ========            ========















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                APRIL 3,               DECEMBER 31,
ASSETS                                                           2005                     2004
Current Assets:                                              ------------             ------------
  Cash and cash equivalents........................           $   29,507                $ 129,482
  Accounts receivable, trade, less allowance
        of $1,319 and $1,139 in 2005 and 2004,
        respectively...............................              334,313                  250,543
  Accounts receivable, other.......................                3,574                    3,826
  Inventories, net.................................              179,646                  174,914
  Deferred income tax assets, net..................               43,283                   43,398
  Other current assets.............................                8,437                    6,499
                                                             -----------              -----------
    Total Current Assets...........................              598,760                  608,662
Property, plant and equipment, net.................              363,249                  364,514
Goodwill, net of accumulated amortization
  of $16,370 in 2005 and 2004, respectively........               63,294                   63,294
Other noncurrent assets............................               32,609                   29,075
                                                             -----------              -----------
Total Assets.......................................           $1,057,912               $1,065,545
                                                             ===========              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt.............           $  152,594               $  152,525
  Accounts payable.................................               96,874                  120,337
  Payable to related parties.......................               18,751                   16,900
  Loans payable to parent corporation..............               52,840                   52,840
  Accrued liabilities..............................               94,080                   93,467
  Reserve for product warranty claims..............               14,900                   14,900
                                                             -----------              -----------
  Total Current Liabilities........................              430,039                  450,969
                                                             -----------              -----------
Long-term debt less current maturities.............              535,383                  535,952
                                                             -----------              -----------
Reserve for product warranty claims................               16,951                   17,213
                                                             -----------              -----------
Deferred income tax liabilities....................               45,835                   44,773
                                                             -----------              -----------
Other liabilities..................................               19,627                   19,349
                                                             -----------              -----------
Stockholders' Equity (Deficit):
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    400,000 shares authorized; no shares issued....                    -                        -
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding.........................                    1                        1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; no shares issued....                    -                        -
  Loans receivable from parent corporation.........              (55,723)                 (55,691)
  Retained earnings................................               71,152                   58,332
  Accumulated other comprehensive loss.............               (5,353)                  (5,353)
                                                             -----------              -----------
    Total Stockholders' Equity (Deficit) ..........               10,077                   (2,711)
                                                             -----------              -----------
Total Liabilities and Stockholders'
   Equity (Deficit)................................           $1,057,912               $1,065,545
                                                             ===========              ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                     FIRST QUARTER ENDED
                                                                    ----------------------
                                                               APRIL 3,                APRIL 4,
                                                                 2005                    2004
                                                              ----------              ----------
Cash and cash equivalents, beginning of period.........        $ 129,482               $   2,880
                                                              ----------              ----------
Cash provided by (used in) operating activities:
  Net income...........................................           12,830                  10,634
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
      Depreciation.....................................           10,890                  10,019
      Amortization.....................................              574                     576
      Deferred income taxes............................            1,177                   1,263
      Noncash interest charges, net....................            1,422                   1,388
  Increase in working capital items....................         (113,038)               (118,167)
  Increase (decrease) in long-term reserve for product
   warranty claims.....................................             (262)                    150
  Increase in other assets.............................           (5,158)                   (786)
  Increase (decrease) in other liabilities.............              119                     (10)
  Change in net receivable from/payable to related
    parties/parent corporations........................            1,851                   9,200
  Other, net...........................................              100                      84
                                                              ----------              ----------
Net cash used in operating activities..................          (89,495)                (85,649)
                                                              ----------              ----------
Cash provided by (used in) investing activities:
  Capital expenditures.................................           (9,725)                 (7,782)
                                                              ----------              ----------
Net cash used in investing activities..................           (9,725)                 (7,782)
                                                              ----------              ----------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt.............           11,000                 173,000
  Repayments of long-term debt.........................          (11,607)                (65,651)
  Distribution to parent corporation...................              (10)                      -
  Dividend to parent corporation.......................                -                  (5,000)
  Loan to parent corporation...........................              (32)                    (24)
  Financing fees and expenses..........................             (106)                    (42)
                                                              ----------              ----------
Net cash provided by (used in) financing activities....             (755)                102,283
                                                              ----------              ----------
Net change in cash and cash equivalents................          (99,975)                  8,852
                                                              ----------              ----------
Cash and cash equivalents, end of period...............         $ 29,507               $  11,732
                                                              ==========              ==========
Supplemental Cash Flow Information:
  Cash paid during the period for:
   Interest (net of amount capitalized of $131
     and $217 in 2005 and 2004, respectively)..........         $ 18,961               $  12,026
   Income taxes (including federal income taxes paid
     pursuant to a tax sharing agreement of $3,826
     and $0 in 2005 and 2004, respectively)............            3,897                     402

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at April 3, 2005, and the results of operations and cash flows for the first quarter ended April 3, 2005 and April 4, 2004, respectively. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004 (the "2004 Form 10-K").

           Certain reclassifications have been made to conform to current year presentation.

NOTE 1.  NEW ACCOUNTING PRONOUNCEMENTS

           In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs" ("SFAS No. 151") which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4 "Inventory Pricing" ("ARB No. 43") and requires abnormal inventory costs to be recognized as current period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for costs occurring in fiscal reporting years beginning after June 15, 2005. As of January 1, 2006 the Company will adopt the provisions of SFAS No. 151 and does not anticipate any material effect on its consolidated financial statements.

           In December 2004, the FASB issued a revised SFAS No. 123 "Accounting for Stock-Based Compensation," ("SFAS No. 123(R)") which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS No. 123(R) replaces the original SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) becomes effective beginning with the first annual reporting period after June 15, 2005. As of April 3, 2005, the Company currently accounts for its 2001 Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. 28, "Accounting for Stock

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 1.  NEW ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

Appreciation Rights and Other Variable Stock Option and Award Plans," ("FIN 28"). Since compensation expense related to the Company's incentive units is currently included in its consolidated statements of income, the Company does not expect SFAS No. 123(R) to have an impact on its consolidated financial statements. See Note 5.

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

           In March 2005, the FASB issued FASB Staff Position ("FSP") FIN 46(R)-5 "Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities," ("FSP FIN 46(R)-5"). FSP FIN 46(R)-5 offers additional guidance to FIN 46(R) stating that implicit variable interests are implied financial interests in an entity that change with changes in the fair value of the entity's net assets exclusive of variable interests. FSP FIN 46(R)-5 is effective during a company's first reporting period after March 3, 2005; accordingly the Company will adopt FSP FIN 46(R)-5 during its second quarter ended July 3, 2005. At April 3, 2005, the Company did not have any interests in variable interest entities; therefore the Company does not expect FSP FIN 46(R)-5 or FIN 46(R) to have an impact on its financial condition or results of operations.

           In March 2005, the FASB issued FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"), which clarifies how the term conditional asset retirement obligation is used in SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 provides for a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 provides factors for when a reasonable estimate of the fair value of the obligation can be determined and indicators which would preclude an entity from recognizing a liability for such obligations. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company will adopt FIN 47 during the fiscal year ending December 31, 2005 and expects there to be no impact on its financial condition or results of operations.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2.  INVENTORIES

           Inventories consisted of the following as of April 3, 2005 and December 31, 2004, respectively:

                                                             APRIL 3,                  DECEMBER 31,
                                                               2005                        2004
                                                           ------------                -----------
                                                                          (THOUSANDS)
           Finished goods............................        $ 121,508                   $ 119,649
           Work-in process...........................           15,558                      13,829
           Raw materials and supplies................           52,081                      50,237
                                                            ----------                  ----------
           Total.....................................          189,147                     183,715
           Less LIFO reserve.........................           (9,501)                     (8,801)
                                                            ----------                  ----------
           Inventories...............................        $ 179,646                   $ 174,914
                                                            ==========                  ==========

NOTE 3.  WARRANTY CLAIMS

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

           The reserve for product warranty claims consisted of the following for the first quarter ended April 3, 2005 and April 4, 2004, respectively:

                                                          APRIL 3,                    APRIL 4,
                                                            2005                        2004
                                                          --------                    -------
                                                                       (THOUSANDS)
                Beginning balance...................      $ 32,113                    $ 31,972
                Charged to cost of products sold....         5,889                       5,211
                Payments/deductions.................        (6,151)                     (5,061)
                                                          --------                    --------
                Ending balance......................      $ 31,851                    $ 32,122
                                                          ========                    ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4.  BENEFIT PLANS

           In December 2003, the FASB issued a revision to SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits," ("SFAS No. 132") which revises employers' disclosures about pension plans and other postretirement benefit plans. The revised SFAS No. 132 requires disclosures in addition to those in the original SFAS No. 132 related to the assets, obligations, cash flows and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans, including interim disclosures regarding components of net periodic benefit costs recognized during interim periods. The Company adopted the interim disclosure provisions of SFAS No. 132 effective for the quarterly period beginning January 1, 2004.

Defined Benefit Plans

           The Company provides non-contributory defined benefit retirement plans for certain hourly and salaried employees (the "Retirement Plans"). Benefits under these plans are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

           The Company's net periodic pension cost for the Retirement Plans included the following components for the first quarter ended April 3, 2005 and April 4, 2004, respectively:

                                                           APRIL 3,                      APRIL 4,
                                                             2005                          2004
                                                         ------------                   ----------
                                                                        (THOUSANDS)
           Service cost..............................       $ 361                         $  349
           Interest cost.............................         519                            484
           Expected return on plan assets............        (708)                          (672)
           Amortization of unrecognized prior
           service cost..............................           9                              9
           Amortization of net losses from
           earlier periods...........................          77                             73
                                                            -----                         ------
           Net periodic pension cost.................       $ 258                         $  243
                                                            =====                         ======

           At April 3, 2005 the Company does not expect to make any pension contribution to the Retirement Plans in 2005, which is consistent with its expectations as of December 31, 2004.

Postretirement Medical and Life Insurance

           The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4.  BENEFIT PLANS - (CONTINUED)

employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.

           Net periodic postretirement benefit cost included the following components for the first quarter ended April 3, 2005 and April 4, 2004, respectively:

                                                                APRIL 3,                    APRIL 4,
                                                                  2005                        2004
                                                              ------------                 ----------
                                                                             (THOUSANDS)
           Service cost..............................               $ 35                      $  35
           Interest cost.............................                 72                         76
           Amortization of unrecognized prior
           service cost..............................                (24)                       (24)
           Amortization of net gains from
           earlier periods...........................                (62)                       (58)
                                                                    ----                      -----
           Net periodic postretirement benefit cost..               $ 21                      $  29
                                                                    ====                      =====

           At April 3, 2005 the Company expects to make aggregate benefit claim payments of approximately $0.3 million in 2005, which are related to postretirement medical and life insurance expenses. This is consistent with the Company's expectations as of December 31, 2004.

NOTE 5.  2001 LONG-TERM INCENTIVE PLAN

           The Company currently accounts for its 2001 Long-Term Incentive Plan units granted to certain employees under the accounting prescribed by applying FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans" ("FIN 28"), which requires an entity to measure compensation as the amount by which the Book Value (as defined in the plan) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. The Company has also adopted the additional disclosure provisions prescribed in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), which requires additional disclosures on both an annual and interim basis about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company expects to continue to account for its long-term incentive units under the accounting prescribed by FIN 28 and the additional disclosure provisions of SFAS No. 148. Compensation expense for the Company's incentive units was $3.0 and $1.7 million for the first quarter ended April 3, 2005 and April 4, 2004, respectively. The Company's pro forma net income for the quarters ended April 3, 2005 and April 4, 2004, respectively, as it relates to compensation expense is the same as actual net income.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6.  RELATED PARTY TRANSACTIONS

           The Company makes loans to, and borrows from, its parent corporations from time to time at prevailing market rates. As of April 3, 2005 and April 4, 2004, BMCA Holdings Corporation owed the Company $55.7 and $55.6 million, including interest of $0.4 and $0.3 million, respectively, and the Company owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest payable to BMCA Holdings Corporation, respectively. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $0.9 and $0.7 million during the first quarter ended April 3, 2005 and April 4, 2004, respectively. Interest expense on the Company's loans from BMCA Holdings Corporation amounted to $0.9 and $0.7 million during the first quarter ended April 3, 2005 and April 4, 2004, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Company's $350 million Senior Secured Revolving Credit Facility (the "Senior Secured Revolving Credit Facility") and its 7 3/4% Senior Notes due 2005, the
8% Senior Notes due 2007, the 8% Senior Notes due 2008, and the 7 3/4% Senior Notes due 2014, (collectively, the "Senior Notes"). Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing the Company's Senior Notes at April 3, 2005, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions. The Company also makes non-interest bearing advances to affiliates, of which no balance was outstanding as of April 3, 2005 and April 4, 2004. In addition, no loans were owed by the Company to other affiliates.

           On March 15, 2005, the Company paid $3.8 million in federal income tax payments to its parent corporation pursuant to a tax sharing agreement. This amount is included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

NOTE 7.  CONTINGENCIES

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 7.  CONTINGENCIES - (CONTINUED)

     Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may seek to file Asbestos Claims against the Company (with approximately 1,900 alleged Asbestos Claims having been filed against the Company as of April 3, 2005). The Company believes that it will not sustain any liability in connection with these or any other asbestos-related claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claim against the Company. On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). On May 13, 2003 the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will be heard by the District Court directly. The BMCA Action is in a pretrial discovery stage and no trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation, although the Company believes its claims are meritorious. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it or its assets, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 7.  CONTINGENCIES - (CONTINUED)

committee's appeal, which was denied by the Court on October 26, 2004.

     On February 27, 2004, the creditors' committee, joined in by the legal representative, filed a motion to modify the preliminary injunction and to seek authority by the bankruptcy court to avoid, on various grounds, certain liens granted in connection with the financing obtained by the Company in December, 2000. G-I Holdings and the Company have opposed the motion and a hearing on the motion was held by the bankruptcy court on March 29, 2004. By opinion dated June 8, 2004, the court granted the motion in part and denied it in part. On July 7, 2004, the creditors' committee filed a claim challenging, as a fraudulent conveyance, the transactions entered into in connection with the Company's formation in 1994, in which G-I Holdings caused to be transferred to the Company all of its roofing business and assets and in which the Company assumed certain liabilities relating to those assets, including a specified amount of asbestos liabilities (the "1994 transaction"). In addition, on July 7, 2004, the creditors' committee filed a claim against holders of the Company's bank and bond debt outstanding in 2000, seeking to avoid the liens granted to them, based on the committee's theory that the 1994 transaction was a fraudulent conveyance. On August 3, 2004, the creditors' committee filed an amended complaint adding the names of additional alleged bondholders. On July 20, 2004, the creditors' committee appealed the court's decision, issued on June 8, 2004, seeking the authority to file a lawsuit against the banks and bondholders discussed above, challenging the liens granted to them in 2000 as a fraudulent conveyance and are appealing, among other things, certain adverse rulings relating to statute of limitation issues. G-I Holdings, the holders of the Company's bank and bond debt and the Company have filed cross appeals. These appeals remain pending before the District Court.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 7.  CONTINGENCIES - (CONTINUED)

consolidation of G-I Holdings and the Company, would weaken its operations and cause it to divert a material amount of its cash flow to satisfy the asbestos claims of G-I Holdings, and may render it unable to pay interest or principal on its credit obligations.

     For a further discussion with respect to the history of the foregoing litigation, and asbestos-related matters and other litigation, see Notes 5, 13 and 18 to consolidated financial statements contained in the Company's 2004 Form 10-K.

           Environmental Litigation

           The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. The Company refers to these proceedings and lawsuits as "Environmental Claims." Most of the Environmental Claims do not seek to recover an amount of specific damages. At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. The Company believes that the ultimate disposition of such matters will not, individually or in the aggregate, have a material adverse effect on the liquidity, financial position or results of operations of the Company.

           Other Litigation

           On or about February 17, 2004, litigation was commenced against the Company in the United States District Court for the Eastern District of Pennsylvania by CertainTeed Corporation alleging patent infringement in connection with certain of the Company's products representing less than 5% of the Company's net sales. No specific amount of damages have been sought in the litigation. The Company intends to defend itself vigorously in this matter, has denied CertainTeed's claims and has filed counterclaims against CertainTeed for patent infringement, violations of the antitrust laws and for trade libel. Although this matter is in its preliminary stages and there can be no assurances made, the Company believes that the claims filed by CertainTeed Corporation are without merit and will not have a material adverse effect against it. In addition, although the Company's counterclaims against CertainTeed are in their preliminary stages, the Company believes its counterclaims are meritorious.

     For a further discussion with respect to the history of environmental matters and other litigation, reference is made to Notes 2 and 18 to consolidated financial statements contained in the Company's 2004 Form 10-K.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 7.  CONTINGENCIES - (CONTINUED)

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

           Other Contingencies

           In the ordinary course of business, the Company has several supply agreements that include minimum annual purchase requirements. In the event these purchase requirements are not met, the Company may be required to make payments under these supply agreements.

NOTE 8.  GUARANTOR FINANCIAL INFORMATION

           At April 3, 2005, all of the Company's subsidiaries, each of which is wholly owned by the Company are guarantors under the Company's $350.0 million Senior Secured Revolving Credit Facility and the indentures governing the 7 3/4% Senior Notes due 2005, the 8% Senior Notes due 2007 (the "2007 Notes"), the
8% Senior Notes due 2008 and the 7 3/4% Senior Notes due 2014. These guarantees are full, unconditional and joint and several. In addition, Building Materials

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 2007 Notes.

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

           Presented below is condensed consolidating financial information for the Company and the guarantor subsidiaries. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto. Separate financial statements for the Company and the guarantor subsidiaries are not included herein because the guarantees are full, unconditional and joint and several.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)



                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        FIRST QUARTER ENDED APRIL 3, 2005
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                   Parent              Guarantor
                                                  Company             Subsidiaries         Eliminations          Consolidated
                                                  --------            ------------         ------------          ------------
Net Sales................................          $453,294             $ 25,504              $      -             $478,798
Intercompany net sales...................               861              325,332              (326,193)                   -
                                                   --------             --------              --------             --------
    Total net sales......................           454,155              350,836              (326,193)             478,798
                                                   --------             --------              --------             --------
Costs and expenses, net:
  Cost of products sold..................           351,478              310,432              (326,193)             335,717
  Selling, general and administrative....            79,549               25,735                     -              105,284
  Transition service agreement
    (income) expense.....................                25                  (25)                    -                    -
                                                   --------             --------              --------             --------
    Total costs and expenses, net........           431,052              336,142              (326,193)             441,001
                                                   --------             --------              --------             --------
Operating income.........................            23,103               14,694                     -               37,797

Equity in earnings of subsidiaries.......            18,353                    -               (18,353)                   -
Intercompany licensing income
  (expense), net.........................           (18,166)              18,166                     -                    -
Interest expense.........................           (12,603)              (3,501)                    -              (16,104)
Other income (expense), net..............            (1,242)                 243                     -                 (999)
                                                   --------             --------              --------             --------
Income (loss) before income taxes........             9,445               29,602               (18,353)              20,694
Income tax (expense) benefit.............             3,385              (11,249)                    -               (7,864)
                                                   --------             --------              --------             --------
Net income...............................          $ 12,830             $ 18,353             $ (18,353)           $  12,830
                                                   ========             ========             =========             ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)



                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        FIRST QUARTER ENDED APRIL 4, 2004
                                   (THOUSANDS)
                                   (UNAUDITED)


                                                Parent           Guarantor
                                               Company          Subsidiaries           Eliminations          Consolidated
                                               --------         ------------           ------------          ------------
Net Sales...............................       $366,653           $ 25,329                $      -             $391,982
Intercompany net sales..................         19,798            269,604                (289,402)                   -
                                               --------           --------                --------             --------
    Total net sales.....................        386,451            294,933                (289,402)             391,982
                                               --------           --------                --------             --------
Costs and expenses, net:
  Cost of products sold.................        302,656            260,782                (289,402)             274,036
  Selling, general and administrative...         66,259             19,801                       -               86,060
  Transition service agreement
    (income) expense....................             25                (25)                      -                    -
                                               --------           --------                --------             --------
    Total costs and expenses, net.......        368,940            280,558                (289,402)             360,096
                                               --------           --------                --------             --------
Operating income........................         17,511             14,375                       -               31,886

Equity in earnings of subsidiaries......         16,885                  -                 (16,885)                   -
Intercompany licensing income
  (expense), net........................        (15,459)            15,459                       -                    -
Interest expense........................        (11,191)            (2,964)                      -              (14,155)
Other income (expense), net.............           (823)                39                       -                 (784)
                                               --------           --------                --------             --------
Income before income taxes..............          6,923             26,909                 (16,885)              16,947
Income tax (expense) benefit............          3,711            (10,024)                      -               (6,313)
                                               --------           --------                --------             --------
Net income..............................       $ 10,634           $ 16,885                $(16,885)            $ 10,634
                                               ========           ========                ========             ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  APRIL 3, 2005
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                    Parent         Guarantor               Elim-
                                                   Company        Subsidiaries            inations          Consolidated
                                                   -------        ------------            --------          ------------
ASSETS
Current Assets:
  Cash and cash equivalents..............           $     12         $ 29,495              $      -           $  29,507
  Accounts receivable, trade, net........            317,205           17,108                     -             334,313
  Accounts receivable, other.............              2,802              772                     -               3,574
  Inventories, net.......................            118,312           61,334                     -             179,646
  Deferred income tax assets, net........             43,283                -                     -              43,283
  Other current assets...................              3,980            4,457                     -               8,437
                                                     -------         --------              --------           ---------
    Total Current Assets.................            485,594          113,166                     -             598,760

Investment in subsidiaries...............            529,763                -              (529,763)                  -
Intercompany loans including accrued
  interest...............................            122,603         (122,603)                    -                   -
Due from (to) subsidiaries, net..........           (440,947)         440,947                     -                   -
Property, plant and equipment, net.......             41,170          322,079                     -             363,249
Goodwill, net............................             40,080           23,214                     -              63,294
Other noncurrent assets..................             12,143           20,466                     -              32,609
                                                     -------         --------              --------           ---------
Total Assets.............................           $790,406         $797,269             $(529,763)         $1,057,912
                                                     =======         ========              ========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt...           $149,972         $  2,622             $       -           $ 152,594
  Accounts payable.......................             39,669           57,205                     -              96,874
  Payable to related parties.............              6,715           12,036                     -              18,751
  Loans payable to parent corporation....             52,840                -                     -              52,840
  Accrued liabilities....................             29,250           64,830                     -              94,080
  Reserve for product warranty claims....             14,900                -                     -              14,900
                                                     -------         --------              --------           ---------
    Total Current Liabilities............            293,346          136,693                     -             430,039

Long-term debt less current maturities...            405,528          129,855                     -             535,383
Reserve for product warranty claims......             16,182              769                     -              16,951
Deferred income tax liabilities..........             45,835                -                     -              45,835
Other liabilities........................             19,438              189                     -              19,627
                                                     -------         --------              --------           ---------
Total Liabilities........................            780,329          267,506                     -           1,047,835

Total Stockholders' Equity (Deficit).....             10,077          529,763              (529,763)             10,077
                                                     -------         --------              --------           ---------
Total Liabilities and Stockholders'
     Equity (Deficit)....................           $790,406         $797,269             $(529,763)         $1,057,912
                                                     =======         ========              ========           =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2004
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                     Parent           Guarantor              Elim-
                                                     Company        Subsidiaries            inations        Consolidated
                                                     -------        ------------            --------        ------------
ASSETS
Current Assets:
  Cash and cash equivalents...............          $     12          $129,470              $      -        $  129,482
  Accounts receivable, trade, net.........           234,733            15,810                     -           250,543
  Accounts receivable, other..............             2,630             1,196                     -             3,826
  Inventories, net........................           114,643            60,271                     -           174,914
  Deferred income tax assets, net.........            43,398                 -                     -            43,398
  Other current assets....................             2,311             4,188                     -             6,499
                                                     -------          --------             ---------        ----------
    Total Current Assets..................           397,727           210,935                     -           608,662

Investment in subsidiaries................           556,410                 -              (556,410)                -
Intercompany loans including accrued
  interest................................            58,807           (58,807)                    -                 -
Due from (to) subsidiaries, net...........          (309,854)          309,854                     -                 -
Property, plant and equipment, net........            41,356           323,158                     -           364,514
Goodwill, net.............................            40,080            23,214                     -            63,294
Other noncurrent assets...................             8,329            20,746                     -            29,075
                                                    --------          --------             ---------        ----------
Total Assets..............................          $792,855          $829,100             $(556,410)       $1,065,545
                                                    ========          ========             =========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt....          $149,949          $  2,576             $       -        $  152,525
  Accounts payable........................            53,216            67,121                     -           120,337
  Payable to related parties, net.........             6,625            10,275                     -            16,900
  Loans payable to parent corporation.....            52,840                 -                     -            52,840
  Accrued liabilities.....................            32,020            61,447                     -            93,467
  Reserve for product warranty claims.....            14,900                 -                     -            14,900
                                                    --------          --------             ---------        ----------
    Total Current Liabilities.............           309,550           141,419                     -           450,969

Long-term debt less current maturities....           405,530           130,422                     -           535,952
Reserve for product warranty claims.......            16,553               660                     -            17,213
Deferred income tax liabilities...........            44,773                 -                     -            44,773
Other liabilities.........................            19,160               189                     -            19,349
                                                    --------          --------             ---------        ----------
Total Liabilities.........................           795,566           272,690                     -         1,068,256

Total Stockholders' Equity (Deficit)......            (2,711)          556,410              (556,410)           (2,711)
                                                    --------          --------             ---------        ----------
Total Liabilities and Stockholders'
     Equity (Deficit).....................          $792,855          $829,100             $(556,410)       $1,065,545
                                                    ========          ========             =========        ==========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        FIRST QUARTER ENDED APRIL 3, 2005
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                 Parent              Guarantor
                                                                 Company            Subsidiaries          Consolidated
                                                                 --------           ------------          ------------
Cash and cash equivalents, beginning of period.....               $   12             $ 129,470             $ 129,482
                                                                  ------              --------              --------
Cash provided by (used in) operating activities:
  Net income (loss) ...............................               (5,523)               18,353                12,830
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation...................................                  889                10,001                10,890
    Amortization...................................                    -                   574                   574
    Deferred income taxes..........................                1,177                     -                 1,177
    Noncash interest charges, net..................                1,094                   328                 1,422
  Increase in working capital items................             (104,299)               (8,739)             (113,038)
  Increase (decrease) in long-term reserve for
       product warranty claims.....................                 (371)                  109                  (262)
  Increase in other assets.........................               (4,622)                 (536)               (5,158)
  Increase (decrease) in other liabilities.........                  120                    (1)                  119
  Change in net receivable from/payable to
    related parties/parent corporations............              112,387              (110,536)                1,851
  Other, net.......................................                   (4)                  104                   100
                                                                  ------              --------              --------
Net cash provided by (used in) operating
    activities.....................................                  848               (90,343)              (89,495)
                                                                  ------              --------              --------
Cash provided by (used in) investing activities:
  Capital expenditures.............................                 (700)               (9,025)               (9,725)
                                                                  ------              --------              --------
Net cash used in investing activities..............                 (700)               (9,025)               (9,725)
                                                                  ------              --------              --------
Cash provided by (used in) financing activities:
  Proceeds from the issuance of long-term debt.....               11,000                     -                11,000
  Repayments of long-term debt.....................              (11,000)                 (607)              (11,607)
  Distribution to parent corporation...............                  (10)                    -                   (10)
  Loan to parent corporation.......................                  (32)                    -                   (32)
  Financing fees and expenses......................                 (106)                    -                  (106)
                                                                  ------              --------              --------
Net cash used in financing activities..............                 (148)                 (607)                 (755)
                                                                  ------              --------              --------
Net change in cash and cash equivalents............                    -               (99,975)              (99,975)
                                                                  ------              --------              --------
Cash and cash equivalents, end of period...........               $   12              $ 29,495             $  29,507
                                                                  ======              ========              ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        FIRST QUARTER ENDED APRIL 4, 2004
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                               Parent            Guarantor
                                                               Company          Subsidiaries          Consolidated
                                                               --------         ------------          ------------
Cash and cash equivalents, beginning of period.....            $      8           $  2,872               $  2,880
                                                               --------           --------               --------
Cash provided by (used in) operating activities:
  Net income (loss)................................              (6,251)            16,885                 10,634
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation...................................                 745              9,274                 10,019
    Amortization...................................                   -                576                    576
    Deferred income taxes..........................               1,263                  -                  1,263
    Noncash interest charges, net..................               1,027                361                  1,388
  Increase in working capital items................            (114,629)            (3,538)              (118,167)
  Increase (decrease) in long-term reserve for
       product warranty claims.....................                (102)               252                    150
  (Increase) decrease in other assets..............                  11               (797)                  (786)
  Decrease in other liabilities....................                  (7)                (3)                   (10)
  Change in net receivable from/payable to
    related parties/parent corporations............              16,108             (6,908)                 9,200
  Other, net.......................................                 (27)               111                     84
                                                               --------           --------               --------
Net cash provided by (used in) operating
  activities.......................................            (101,862)            16,213                (85,649)
                                                               --------           --------               --------
Cash provided by (used in) investing activities:
  Capital expenditures.............................              (1,077)            (6,705)                (7,782)
                                                               --------           --------               --------
Net cash used in investing activities..............              (1,077)            (6,705)                (7,782)
                                                               --------           --------               --------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt.........             173,000                  -                173,000
  Repayments of long-term debt.....................             (65,000)              (651)               (65,651)
  Dividend to parent corporation...................              (5,000)                 -                 (5,000)
  Loan to parent corporation.......................                 (24)                 -                    (24)
  Financing fees and expenses......................                 (42)                 -                    (42)
                                                               --------           --------               --------
Net cash provided by (used in) financing activities.            102,934               (651)               102,283
                                                               --------           --------               --------
Net change in cash and cash equivalents............                  (5)             8,857                  8,852
                                                               --------           --------               --------
Cash and cash equivalents, end of period...........            $      3           $ 11,729               $ 11,732
                                                               ========           ========               ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

           Unless otherwise indicated by the context, "we," "us," and "our" refer to Building Materials Corporation of America and its consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES

           There have been no significant changes to our Critical Accounting Policies during the first quarter ended April 3, 2005. For a further discussion on our Critical Accounting Policies, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies" in our annual report on Form 10-K for the fiscal year ended December 31, 2004, which we refer to as the 2004 Form 10-K.

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

           First Quarter 2005 Compared With
           First Quarter 2004

           We recorded net income in the first quarter of 2005 of $12.8 million compared with net income of $10.6 million in the first quarter of 2004. The increase in first quarter of 2005 net income was primarily attributable to higher operating income, partially offset by higher interest expense.

           Net sales for the first quarter of 2005 were $478.8 million, a 22.1% increase over first quarter of 2004 net sales of $392.0 million, with the increase primarily due to higher unit volumes and, to a lesser extent, higher average selling prices of residential and commercial roofing products.

           Operating income in the first quarter of 2005 was $37.8 million compared with $31.9 million in the first quarter of 2004, representing an increase of 18.5%. Operating results in the first quarter of 2005 were positively affected by higher net sales primarily resulting from higher unit volumes and, to a lesser extent, higher average selling prices of residential and commercial roofing products. Partially offsetting these improvements in operating results were higher raw material costs, including asphalt, and higher selling, general and administrative expenses, primarily due to higher volume related distribution costs and higher transportation costs, principally due to a rise in fuel costs.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

           Interest expense for the first quarter of 2005 increased to $16.1 million from $14.2 million for the first quarter of 2004, primarily due to higher average borrowings and a higher average interest rate. The higher average borrowings in the first quarter of 2005 were primarily due to the issuance, in July 2004, of $200 million 7 3/4% Senior Notes due 2014 together with an issuance, in November 2004, of an additional $50 million of 7 3/4% Senior Notes due 2014, which we refer to collectively as the 2014 Notes, partially offset by the redemption of the Company's $100 million 8 5/8% Senior Notes due 2006, which we refer to as the 2006 Notes, and a reduction in the amount outstanding under the Company's $350 million Senior Secured Revolving Credit Facility, which we refer to as the Senior Secured Revolving Credit Facility. Other expense, net was $1.0 million for the first quarter of 2005 compared with $0.8 million for the first quarter of 2004.

           BUSINESS SEGMENT INFORMATION

Net Sales. Net sales of roofing products for the first quarter of 2005 increased to $462.2 million from $375.4 million for the first quarter of 2004, representing an increase of $86.8 million or 23.1%. The increase in net sales of roofing products was primarily attributable to higher unit volumes and, to a lesser extent, higher average selling prices. Roofing product net sales were favorably impacted by an increase in net sales of premium laminate shingles primarily due to higher unit volumes, and to a lesser extent, higher average selling prices. Net sales of specialty building products and accessories remained constant at $16.6 million for the first quarter of 2005 as compared with the first quarter of 2004.

Gross Margin. Our overall gross margin increased to $143.1 million or 29.9% for the first quarter of 2005 from $117.9 million or 30.1% for the first quarter of 2004. The increase in our overall gross margin is primarily attributable to an increase in net sales due to an improved sales mix and higher average selling prices, partially offset by higher raw material costs.

Operating Income. Operating income for the first quarter of 2005 increased to $37.8 million or 7.9% of net sales, compared to $31.9 million or 8.1% of net sales for the first quarter of 2004. The overall increase in operating income for the first quarter of 2005 is primarily attributable to higher net sales of roofing products driven by higher unit volumes and, to a lesser extent, higher average selling prices, partially offset by higher raw material costs, including asphalt, and higher selling, general and administrative expenses resulting from higher volume related distribution costs and higher transportation costs, principally due to a rise in fuel prices.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND FINANCIAL CONDITION

           Cash Flows and Cash Position

           Sales of roofing products and specialty building products and accessories in the northern regions of the United States generally decline in the late fall and winter months due to cold weather. In addition, adverse weather conditions can result in higher customer demand during our peak operating season depending on the extent and severity of the damage from these severe weather conditions. Due to the seasonal demands of our business together with extreme weather conditions, we generally have negative cash flows from operations during the first six months of our fiscal year. Our negative cash flows from operations are primarily driven by our cash invested in both accounts receivable and inventories to meet these seasonal operating demands. Generally, in the third and fourth quarters of our fiscal year, our cash flows from operations become positive for each quarter, as our investment in inventories and accounts receivable no longer continues to increase, as is customary in the first six months of our fiscal year. Our seasonal working capital needs, together with our debt service obligations, capital expenditure requirements and other contracted arrangements, adversely impact our liquidity during this period. We rely on our cash on hand and our Senior Secured Revolving Credit Facility due November 2006, to support our overall cash flow requirements during these periods. We expect to continue to rely on our cash on hand and external financings to maintain operations over the short and long-term and to continue to have access to the financing markets, subject to the then prevailing market terms and conditions.

           Net cash outflow during the first quarter of 2005 from operating and investing activities was $99.2 million, including the use of $89.5 million of cash from operations and the reinvestment of $9.7 million for capital programs.

           Cash invested in additional working capital totaled $113.0 million during the first quarter of 2005, reflecting an increase in total accounts receivable of $83.5 million, due to our increased operating performance and the seasonality of our business, a $4.7 million increase in inventories to meet our seasonal operating demands, a $1.9 million increase in other current assets, and a $22.9 million net decrease in accounts payable and accrued liabilities. The net cash used for operating activities also included a $1.9 million net increase in the payable to related parties/parent corporations, primarily attributable to $6.0 million in current federal income taxes partially offset by $3.8 million in federal income tax payments, paid pursuant to our tax sharing agreement with our parent corporation and a $0.3 million decrease in amounts due under our long-term granule supply agreement with an affiliated company. In addition, cash used in operating activities also included a $5.2 million increase in other assets, primarily reflecting a payment to our glass fiber supplier in connection with a requirements contract entered into in December 2004.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

           Net cash used in financing activities totaled $0.8 million during the first quarter of 2005, including $11.0 million of proceeds from the issuance of long-term debt related to 2005 year to date cumulative borrowings under our Senior Secured Revolving Credit Facility. Financing activities also included $11.6 million in repayments of long-term debt, of which $11.0 million related to 2005 year to date cumulative repayments under our Senior Secured Revolving Credit Facility and $0.6 million related to our Chester, South Carolina loan obligation.

           Intercompany Transactions

           We make loans to, and borrow from, our parent corporations from time to time at prevailing market rates. As of April 3, 2005 and April 4, 2004, BMCA Holdings Corporation owed us $55.7 and $55.6 million, including interest of $0.4 and $0.3 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest payable to BMCA Holdings Corporation, respectively. Interest income on our loans to BMCA Holdings Corporation amounted to $0.9 and $0.7 million during the first quarter ended April 3, 2005 and April 4, 2004, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $0.9 and $0.7 million during the first quarter ended April 3, 2005 and April 4, 2004, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in our Senior Secured Revolving Credit Facility and our 7 3/4% Senior Notes due 2005, the 8% Senior Notes due 2007, the 8% Senior Notes due 2008, and the 2014 Notes, which we refer to collectively as the Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes, at April 3, 2005, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions. We also make non-interest bearing advances to affiliates, of which no balance was outstanding as of April 3, 2005 and April 4, 2004. In addition, no loans were owed by us to other affiliates.

           On March 15, 2005, we paid $3.8 million in federal income tax payments to our parent corporation pursuant to a tax sharing agreement. This amount is included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

           As a result of the foregoing factors, cash and cash equivalents decreased by $100.0 million during the first quarter of 2005 to $29.5 million.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

           Long-Term Debt

           As of April 3, 2005 we had total outstanding consolidated indebtedness of $740.8 million, including $52.8 million of demand loans to our parent corporation, of which $152.6 million matures prior to the end of the first quarter of 2006. We anticipate funding these obligations principally from our cash on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility. As of April 3, 2005, the book value of the collateral securing the Senior Notes and the Senior Secured Revolving Credit Facility was approximately $1,042.2 million.

           Contingencies

           See Note 7 to Consolidated Financial Statements for information regarding contingencies.

           Economic Outlook

           We do not believe that inflation has had a material effect on our results of operations during the first quarter of 2005. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

           During the first quarter of 2005, the cost of asphalt continued to be high relative to historical levels. Due to the strength of the Company's manufacturing operations, which allows us to use many types of asphalt, together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.

           To mitigate these and other petroleum-based cost increases, we announced and implemented multiple price increases during the first quarter of 2005. We will attempt to pass on future additional unexpected cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

           Contractual Obligations

           We have contracts with several different asphalt terminal suppliers where asphalt imported from Venezuela or other suppliers is stored prior to its use at our plants. These asphalt terminals are located at several locations including the ports of Tampa, Florida and Savannah, Georgia and are used to service our plants at those sites. We are obligated to pay these suppliers for use of the terminals under these contracts through 2008. Monthly pricing is fixed and includes capital improvements made at each asphalt terminal by its owner. No changes have been made to these contracts during the first quarter of 2005.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

           On May 7, 2004, we entered into a long-term supply agreement, whereby we are obligated to purchase certain minimum amounts of dry felt and other products at fair market value through April 30, 2011. Effective January 31, 2005, this agreement was modified to reduce our minimum purchase obligation for dry felt and other products by fifty percent. Based on the modification to this agreement, as of April 3, 2005, our minimum purchase obligation for the life of the agreement aggregated to $11.1 million.

           In December 2004, we entered into a requirements contract with a supplier to purchase certain glass fiber. Under this contract, we are required to purchase specified annual quantities of glass fiber through 2014. Pricing for the glass fiber under this contract may be adjusted upward or downward relating to various factors including changes in the cost of energy and freight, among others. Under the requirements contract we have the right to terminate the contract if, during any two consecutive calendar years, we purchase less than a specified percentage of our glass fiber requirements. As of December 31, 2004, if we were to terminate this contract on or after December 31, 2006, as a result of not having purchased specified quantities of glass fiber during the prior two-year period, we would be required to pay an amount of not more than $37.3 million to the supplier, although we believe that the actual payment amount would be substantially less based on the terms of the contract. No changes have been made to this contract during the first quarter of 2005.

           We also have a management agreement with International Specialty Products Inc., an affiliate, which we refer to as the ISP Management Agreement, to provide us with certain management services. The management fees payable under the ISP Management Agreement are adjusted annually. Based on services provided to us in 2004 under the ISP Management Agreement, the aggregate amount payable to ISP under the ISP Management Agreement for 2005, is not yet available and is estimated to be approximately the same as the $5.6 million paid in 2004. For a further discussion on the ISP Management Agreement reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Intercompany Transactions" in our 2004 Form 10-K.

           We purchase substantially all of our colored roofing granules and algae-resistant granules under a long-term requirements contract with International Specialty Products, Inc., which we refer to as ISP. The amount of mineral products purchased each year under the ISP contract is based on current demand and is not subject to minimum purchase requirements. For the first quarter ended April 3, 2005 and the year ended December 31, 2004, we purchased $25.1 and $98.2 million, respectively, of mineral products from ISP under this contract.

           New Accounting Pronouncements

           In November 2004, the Financial Accounting Standards Board, which we refer to as FASB issued Statement of Financial Accounting Standards, which we refer to as SFAS, No. 151 "Inventory Costs," which we refer to as SFAS No.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

151, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 amends Accounting Research Bulletin, which we refer to as ARB, No. 43, Chapter 4 "Inventory Pricing," which we refer to as ARB No. 43, and requires abnormal inventory costs to be recognized as current period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for costs occurring in fiscal reporting years beginning after June 15, 2005. As of January 1, 2006 we will adopt the provisions of SFAS No. 151 and do not anticipate any material effect on our consolidated financial statements.

           In December 2004, the FASB issued a revised SFAS No. 123 "Accounting for Stock-Based Compensation," which we refer to as SFAS No. 123(R), which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS No. 123(R) replaces the original SFAS No. 123 and supersedes Accounting Principles Board, which we refer to as APB, Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) becomes effective beginning with the first annual reporting period after June 15, 2005. As of April 3, 2005, we currently account for our 2001 Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans," which we refer to as FIN 28. Since compensation expense related to our incentive units is currently included in our consolidated statements of income, we do not expect SFAS No. 123(R) to have an impact on our consolidated financial statements. See Note 5 to Consolidated Financial Statements.

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

           In March 2005, the FASB issued FASB Staff Position, which we refer to as FSP, FIN 46(R)-5 "Implicit Variable Interests Under FASB Interpretation

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

No. 46(R), Consolidation of Variable Interest Entities," which we refer to as FSP FIN 46(R)-5. FSP FIN 46(R)-5 offers additional guidance to FIN 46(R) stating that implicit variable interests are implied financial interests in an entity that change with changes in the fair value of the entity's net assets exclusive of variable interests. FSP FIN 46(R)-5 is effective during a company's first reporting period after March 3, 2005; accordingly we will adopt FSP FIN 46(R)-5 during our second quarter ended July 3, 2005. At April 3, 2005, we did not have any interests in variable interest entities; therefore we do not expect FSP FIN 46(R)-5 or FIN 46(R) to have an impact on our financial condition or results of operations.

           In March 2005, the FASB issued FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations," which we refer to as FIN 47, which clarifies how the term conditional asset retirement obligation is used in SFAS No. 143 "Accounting for Asset Retirement Obligations," which we refer to as SFAS No. 143. SFAS No. 143 provides for a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 provides factors for when a reasonable estimate of the fair value of the obligation can be determined and indicators which would preclude an entity from recognizing a liability for such obligations. FIN 47 is effective for fiscal years ending after December 15, 2005. We will adopt FIN 47 during our fiscal year ending December 31, 2005 and expect there to be no impact on our financial condition or results of operations.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

                ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                         ABOUT MARKET RISK

           Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of April 3, 2005 and we have no hedging arrangements as of April 3, 2005.


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

           Internal Control Over Financial Reporting: There were no significant changes in our internal control over financial reporting identified in management's evaluation during the first quarter of fiscal year 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                    BUILDING MATERIALS CORPORATION OF AMERICA


                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

As of April 3, 2005, approximately 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber are pending against Building Materials Corporation of America. See Note 7 to consolidated financial statements in Part I.



ITEM 6. EXHIBITS


           Exhibit Number

           31.1 Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer.

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



                                 BUILDING MATERIALS CORPORATION OF AMERICA
                                 BUILDING MATERIALS MANUFACTURING CORPORATION

DATE:  May 18, 2005              BY: /s/ John F. Rebele
       -----------------             ----------------------------------------
                                     John F. Rebele
                                     Senior Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer)



DATE:  May 18, 2005              BY: /s/ James T. Esposito
       -----------------             ----------------------------------------
                                     James T. Esposito
                                     Vice President and Controller
                                     (Chief Accounting Officer)