Form 10-Q
period 2005-10-02
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP
filed 2005-11-16
CIK 927314, 1078706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended October 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES / / NO /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES / / NO /X/

As of November 16, 2005, 1,015,010 shares of Class A Common Stock, $.001 par value of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of November 16, 2005, the additional registrant had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrant. As of November 16, 2005, no shares of the registrant or the additional registrant were held by non-affiliates.

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
                                                                                                           (973) 628-3000


                                              PART I - FINANCIAL INFORMATION
                                              ITEM 1 - FINANCIAL STATEMENTS


                                        BUILDING MATERIALS CORPORATION OF AMERICA

                                       CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                  (DOLLARS IN THOUSANDS)


                                                                          THIRD QUARTER ENDED              NINE MONTHS ENDED
                                                                     -----------------------------    ----------------------------
                                                                        OCT. 2,          OCT. 3,         OCT. 2,         OCT. 3,
                                                                         2005             2004            2005            2004
                                                                     ------------     ------------    ------------    ------------
Net sales.........................................................   $   496,325      $   468,738     $ 1,472,760     $ 1,312,269
                                                                     ------------     ------------    ------------    ------------
Costs and expenses:
  Cost of products sold...........................................       342,252          319,451       1,019,480         900,165
  Selling, general and administrative.............................       104,560          101,905         317,500         286,541
                                                                     ------------     ------------    ------------    ------------

    Total costs and expenses......................................       446,812          421,356       1,336,980       1,186,706
                                                                     ------------     ------------    ------------    ------------
Operating income..................................................        49,513           47,382         135,780         125,563
Interest expense..................................................       (14,989)         (18,237)        (47,508)        (46,917)
Other expense, net................................................          (604)          (1,971)         (3,767)         (4,531)
                                                                     ------------     ------------    ------------    ------------
Income before income taxes........................................        33,920           27,174          84,505          74,115
Income tax expense................................................       (12,889)         (10,122)        (32,112)        (27,608)
                                                                     ------------     ------------    ------------    ------------
Net income........................................................   $    21,031      $    17,052     $    52,393     $    46,507
                                                                     ============     ============    ============    ============


          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         BUILDING MATERIALS CORPORATION OF AMERICA

                                          CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                                 OCTOBER 2,       DECEMBER 31,
ASSETS                                                                                              2005              2004
                                                                                                ------------      ------------
  Cash and cash equivalents...............................................................      $     9,543       $   129,482
  Accounts receivable, trade, less allowance
       of $1,655 and $1,139 in 2005 and 2004,
       respectively.......................................................................          341,476           250,543
  Accounts receivable, other..............................................................            5,921             3,826
  Tax receivable from parent corporation..................................................            6,946                 -
  Inventories, net........................................................................          205,127           174,914
  Deferred income tax assets, net.........................................................           31,315            43,398
  Other current assets....................................................................            9,762             6,499
                                                                                                ------------      ------------
    Total Current Assets..................................................................          610,090           608,662
Property, plant and equipment, net........................................................          360,824           364,514
Goodwill, net of accumulated amortization
  of $16,370 in 2005 and 2004, respectively...............................................           63,199            63,294
Other noncurrent assets...................................................................           31,838            29,075
                                                                                                ------------      ------------
Total Assets..............................................................................      $ 1,065,951       $ 1,065,545
                                                                                                ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt....................................................      $     2,713       $   152,525
  Accounts payable........................................................................           99,692           120,337
  Payable to related parties..............................................................           14,149            16,900
  Loans payable to parent corporation.....................................................           52,840            52,840
  Accrued liabilities.....................................................................          113,602            93,467
  Reserve for product warranty claims.....................................................           14,900            14,900
                                                                                                ------------      ------------
  Total Current Liabilities...............................................................          297,896           450,969
                                                                                                ------------      ------------
Long-term debt less current maturities....................................................          629,062           535,952
                                                                                                ------------      ------------
Reserve for product warranty claims.......................................................           16,537            17,213
                                                                                                ------------      ------------
Deferred income tax liabilities...........................................................           50,557            44,773
                                                                                                ------------      ------------
Other liabilities.........................................................................           22,364            19,349
                                                                                                ------------      ------------

Stockholders' Equity (Deficit):
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    400,000 shares authorized; no shares issued...........................................                -                 -
  Class A Common Stock, $.001 par value per share,
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding................................................................                1                 1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; no shares issued...........................................                -                 -
  Loans receivable from parent corporation................................................          (55,798)          (55,691)
  Retained earnings.......................................................................          110,685            58,332
  Accumulated other comprehensive loss....................................................           (5,353)           (5,353)
                                                                                                ------------      ------------
    Total Stockholders' Equity (Deficit)..................................................           49,535            (2,711)
                                                                                                ------------      ------------
Total Liabilities and Stockholders'
   Equity (Deficit).......................................................................      $ 1,065,951       $ 1,065,545
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

                                         BUILDING MATERIALS CORPORATION OF AMERICA

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                 (DOLLARS IN THOUSANDS)

                                                                               NINE MONTHS ENDED
                                                                         -----------------------------
                                                                             OCT. 2,          OCT. 3,
                                                                              2005              2004
                                                                         ------------      ------------

Cash and cash equivalents, beginning of period..............             $   129,482       $     2,880
                                                                         ------------      ------------

Cash provided by (used in) operating activities:
  Net income................................................                  52,393            46,507
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
      Depreciation..........................................                  33,354            32,103
      Amortization..........................................                   1,875             1,694
      Deferred income taxes.................................                  17,867             5,769
      Noncash interest charges, net.........................                   4,182             5,012
  Increase in working capital items.........................                (127,014)         (150,727)
  Decrease in long-term reserve for product
   warranty claims..........................................                    (676)             (358)
  Increase in other assets..................................                  (7,924)           (2,420)
  Increase (decrease) in other liabilities..................                   3,141               (51)
  Change in net receivable from/payable to related
    parties/parent corporations.............................                  (9,697)            8,807
  Other, net................................................                     225                81
                                                                         ------------      ------------
Net cash used in operating activities.......................                 (32,274)          (53,583)
                                                                         ------------      ------------

Cash provided by (used in) investing activities:
  Capital expenditures and acquisition of manufacturing
   facility in 2004.........................................                 (34,606)          (52,571)
  Proceeds from sale of assets..............................                   4,717                 -
                                                                         ------------      ------------
Net cash used in investing activities.......................                 (29,889)          (52,571)
                                                                         ------------      ------------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt..................                 382,000           682,465
  Repayments of long-term debt..............................                (439,009)         (553,611)
  Distributions to parent corporation.......................                     (40)             (260)
  Dividends to parent corporation...........................                       -           (10,000)
  Loans to parent corporation...............................                    (107)              (72)
  Financing fees and expenses...............................                    (620)           (4,368)
                                                                         ------------      ------------
Net cash provided by (used in) financing activities.........                 (57,776)          114,154
                                                                         ------------      ------------
Net change in cash and cash equivalents.....................                (119,939)            8,000
                                                                         ------------      ------------
Cash and cash equivalents, end of period....................             $     9,543       $    10,880
                                                                         ============      ============
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized of $678 and
      $854 in 2005 and 2004, respectively)..................             $    47,842       $    37,846
    Income taxes (including federal income taxes paid
      pursuant to a tax sharing agreement of $21,953 and
      $15,963 in 2005 and 2004, respectively)...............                  22,322            16,906

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


           Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at October 2, 2005, and the results of operations and cash flows for the third quarter and nine month periods ended October 2, 2005 and October 3, 2004. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004 (the "2004 Form 10-K").

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

           In December 2004, the FASB issued a revised SFAS No. 123 "Accounting for Stock-Based Compensation," ("SFAS No. 123(R)") which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS No. 123(R) replaces the original SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) becomes effective beginning with the first annual reporting period after June 15, 2005. As of October 2, 2005, the Company currently accounts for its 2001 Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans," ("FIN 28"). Since compensation expense related to the Company's incentive units is currently included in its consolidated statements of income, the Company does not expect SFAS No. 123(R) to have an impact on its consolidated financial statements. See Note 7.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 1.  NEW ACCOUNTING PRONOUNCEMENTS - (CONTINUED)


           In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" ("SFAS No. 153") which replaces the exception from fair value measurement in APB Opinion No. 29 "Accounting for Nonmonetary Transactions," for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. As of January 1, 2006, the Company will adopt the provisions of SFAS No. 153 and does not anticipate any nonmonetary asset exchanges.

           In March 2005, the FASB issued FASB Staff Position ("FSP") FIN 46(R)-5 "Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities," ("FSP FIN 46(R)-5"). FSP FIN 46(R)-5 offers additional guidance to FIN 46(R) stating that implicit variable interests are implied financial interests in an entity that change in accordance with changes in the fair value of the entity's net assets, exclusive of variable interests. FSP FIN 46(R)-5 is effective during a company's first reporting period after March 3, 2005; accordingly the Company adopted FSP FIN 46(R)-5 during its second quarter ended July 3, 2005. At October 2, 2005, the Company did not have any interests in variable interest entities; therefore, FSP FIN 46(R)-5 and FIN 46(R) did not have any impact on the Company's financial condition or results of operations.

           In March 2005, the FASB issued FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"), which clarifies how the term conditional asset retirement obligation is used in SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 provides for a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 provides factors for when a reasonable estimate of the fair value of the obligation can be determined and indicators which would preclude an entity from recognizing a liability for such obligations. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company will adopt FIN 47 during the fourth quarter in its fiscal year ending December 31, 2005 and does not anticipate any impact on its financial condition or results of operations.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 1.  NEW ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

           In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which eliminates the requirement of APB Opinion No. 20, "Accounting Changes," to include the cumulative effect adjustment resulting from a change in an accounting principle in the income statement in the period of change. SFAS No. 154 requires that a change in an accounting principle or reporting entity be retrospectively applied. Under retrospective application, SFAS No. 154 is applied as of the beginning of the first accounting period presented in the financial statements and the cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Changes in accounting estimate and corrections of errors continue to be accounted for in the same manner as prior to the issuance of SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. As of January 1, 2006, the Company will adopt the provisions of SFAS No. 154 and does not anticipate any material effect on its consolidated financial statements.

NOTE 2.  INVENTORIES

           Inventories consisted of the following as of October 2, 2005 and December 31, 2004, respectively:

                                                      OCTOBER 2,   DECEMBER 31,
                                                        2005          2004
                                                      ----------   ----------
                                                            (THOUSANDS)

         Finished goods.......................        $ 144,333    $ 119,649
         Work-in-process......................           14,943       13,829
         Raw materials and supplies...........           58,852       50,237
                                                      ----------   ----------
         Total................................          218,128      183,715
         Less LIFO reserve....................          (13,001)      (8,801)
                                                      ----------   ----------
         Inventories..........................        $ 205,127    $ 174,914
                                                      ==========   ==========


           Accrued freight costs related to the purchase and sale of inventory of $15.9 and $13.9 million are included in accrued liabilities in the consolidated balance sheets as of October 2, 2005 and December 31, 2004, respectively.

                    BUILDING MATERIALS CORPORATION OF AMERICA

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

         In June 2005, the Company sold property in Houston, Texas for cash proceeds of approximately $4.1 million, which approximated carrying value.

NOTE 4.  LONG-TERM DEBT

         On July 15, 2005, the Company used cash and cash equivalents on hand and proceeds from its Senior Secured Revolving Credit Facility (the "Senior Secured Revolving Credit Facility") to redeem its 7 3/4% Senior Notes due 2005 at maturity, aggregating $150.0 million plus accrued interest of $2.9 million.

         As of October 2, 2005, the Company had total outstanding consolidated indebtedness of $684.6 million, including $52.8 million of demand loans to our parent corporation, of which $2.7 million matures prior to the end of the third quarter of 2006 and $95.0 million represents borrowings outstanding under the Senior Secured Revolving Credit Facility.

         As of October 2, 2005, the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility and the indentures governing the 8% Senior Notes due 2007, the 8% Senior Notes due 2008 and the 7 3/4% Senior Notes due 2014 (collectively, the "Senior Notes"). As of October 2, 2005, the book value of the collateral securing the Senior Notes and the Senior Secured Revolving Credit Facility was approximately $1,051.5 million.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 5.  WARRANTY CLAIMS - (CONTINUED)

           The reserve for product warranty claims consists of the following for the third quarter and nine month periods ended October 2, 2005 and October 3, 2004, respectively:


                                              THIRD QUARTER ENDED       NINE MONTHS ENDED
                                            -----------------------   -----------------------
                                              OCT. 2,       OCT. 3,     OCT. 2,      OCT. 3,
                                               2005          2004        2005         2004
                                            ---------     ---------   ---------     ---------
                                                               (THOUSANDS)

Beginning balance.....................      $ 31,239      $ 31,436    $ 32,113      $ 31,972
Charged to cost of products sold......         6,675         6,116      18,585        17,155
Payments/deductions...................        (6,477)       (5,938)    (19,261)      (17,513)
                                            ---------     ---------   ---------     ---------
Ending balance........................      $ 31,437      $ 31,614    $ 31,437      $ 31,614
                                            =========     =========   =========     =========

NOTE 6.  BENEFIT PLANS

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

           The Company's net periodic pension cost for the Retirement Plans included the following components for the third quarter and nine month periods ended October 2, 2005 and October 3, 2004, respectively:

                                      BUILDING MATERIALS CORPORATION OF AMERICA

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

NOTE 6.  BENEFIT PLANS - (CONTINUED)

                                                                     THIRD QUARTER ENDED         NINE MONTHS ENDED
                                                                   -----------------------    ----------------------
                                                                    OCT. 2,       OCT. 3,      OCT. 2,       OCT. 3,
                                                                     2005          2004         2005          2004
                                                                   ---------     ---------    ---------    ---------
                                                                                      (THOUSANDS)
Service cost..................................................     $    361      $    349     $  1,082     $  1,047
Interest cost.................................................          519           484        1,558        1,452
Expected return on plan assets................................         (708)         (672)      (2,124)      (2,015)
Amortization of unrecognized
  prior service cost..........................................            9             9           27           27
Amortization of net losses from
  earlier periods.............................................           77            73          231          218
                                                                   ---------     ---------    ---------    ---------
Net periodic pension cost.....................................     $    258      $    243     $    774     $    729
                                                                   =========     =========    =========    =========

           As of October 2, 2005, the Company does not expect to make any pension contribution to the Retirement Plans in 2005, which is consistent with its expectations at December 31, 2004.

           Postretirement Medical and Life Insurance

           The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.

           Net periodic postretirement benefit cost included the following components for the third quarter and nine month periods ended October 2, 2005 and October 3, 2004, respectively:

                                                   THIRD QUARTER ENDED         NINE MONTHS ENDED
                                                  ---------------------      ---------------------
                                                  OCT. 2,       OCT. 3,      OCT. 2,       OCT. 3,
                                                   2005          2004         2005           2004
                                                  -------       ------       -------       -------
                                                                     (THOUSANDS)

Service cost.............................         $   35        $  35       $   104        $  106
Interest cost............................             72           76           215           228
Amortization of unrecognized
  prior service cost.....................            (24)         (24)          (71)          (71)
Amortization of net gains
  from earlier periods...................            (62)         (59)         (185)         (177)
                                                  -------       ------       -------       -------
Net periodic postretirement
  benefit cost...........................         $   21        $  28        $   63        $   86
                                                  =======       ======       =======       =======

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6.  BENEFIT PLANS - (CONTINUED)

            As of October 2, 2005, the Company expects to make aggregate benefit claim payments of approximately $0.3 million in 2005, which are related to postretirement medical and life insurance expenses. This is consistent with the Company's expectations at December 31, 2004.

NOTE 7.  2001 LONG-TERM INCENTIVE PLAN

            The Company currently accounts for its 2001 Long-Term Incentive Plan units granted to certain employees under the accounting prescribed by applying FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans" ("FIN 28"), which requires an entity to measure compensation as the amount by which the Book Value (as defined in the plan) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. The Company has also adopted the additional disclosure provisions prescribed in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), which requires additional disclosures on both an annual and interim basis about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company expects to continue to account for its long-term incentive units under the accounting prescribed by FIN 28 and the additional disclosure provisions of SFAS No. 148. Compensation expense for the Company's incentive units was $2.6 and $1.7 million for the third quarter ended October 2, 2005 and October 3, 2004, respectively, and $8.4 and $5.0 million for the nine month period ended October 2, 2005 and October 3, 2004, respectively. At October 2, 2005 and October 3, 2004, the 2001 Long-Term Incentive Plan liability amounted to $24.8 and $15.6 million, respectively, and was included in accrued liabilities. The Company's pro forma net income for the third quarters ended and nine month periods ended October 2, 2005 and October 3, 2004, respectively, as it relates to compensation expense is the same as actual net income.

NOTE 8.  RELATED PARTY TRANSACTIONS

            The Company makes loans to, and borrows from, its parent corporations from time to time at prevailing market rates. As of October 2, 2005 and October 3, 2004, BMCA Holdings Corporation owed the Company $55.8 and $55.7 million, including interest of $0.5 and $0.4 million, respectively, and the Company owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest payable to BMCA Holdings Corporation, respectively. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $1.1 and $0.7 million during the third quarter ended October 2, 2005 and October 3, 2004, respectively, and $2.9 and $2.1 million during the nine month period ended October 2, 2005 and October 3, 2004, respectively. Interest expense on the

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8.  RELATED PARTY TRANSACTIONS - (CONTINUED)

Company's loans from BMCA Holdings Corporation amounted to $1.0 and $0.7 million during the third quarter ended October 2, 2005 and October 3, 2004, respectively, and $2.8 and $2.0 million during the nine month period ended October 2, 2005 and October 3, 2004, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Company's Senior Secured Revolving Credit Facility and its Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing the Company's Senior Notes at October 2, 2005, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions. The Company also makes non-interest bearing advances to affiliates, of which no balance was outstanding as of October 2, 2005 and October 3, 2004. In addition, for the nine month period ended October 2, 2005 and October 3, 2004, no loans were owed or other lending activities were entered into by the Company to other affiliates.

           During 2005, the Company updated its management agreement with International Specialty Products Inc. ("ISP"), an affiliate, (the "ISP Management Agreement") to provide the Company with certain management services. Based on services provided to the Company in 2005 under the ISP Management Agreement, the aggregate amount payable to ISP under the ISP Management Agreement for 2005, inclusive of the services provided to G-I Holdings, is approximately $5.9 million.

           For the nine month period ended October 2, 2005 and October 3, 2004, the Company paid $22.0 and $16.0 million, respectively, in federal income tax payments to its parent corporation pursuant to a tax sharing agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

           On February 25, 2004 and April 21, 2004 the Company declared and paid cash dividends of $5.0 million and $5.0 million, respectively, to its parent corporation.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  CONTINGENCIES - (CONTINUED)

           Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may seek to file Asbestos Claims against the Company (with approximately 1,900 alleged Asbestos Claims having been filed against the Company as of October 2, 2005). The Company believes that it will not sustain any liability in connection with these or any other asbestos-related claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claim against the Company. On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). On May 13, 2003 the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will be heard by the District Court directly. On July 26, 2005, one party in the BMCA Action, the legal representative of future demand holders in the G-I Holdings bankruptcy, was dismissed from the case. The BMCA Action continues against the creditors' committee in the G-I Holdings bankruptcy. The BMCA Action is in a pretrial discovery stage and no trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation, although the Company believes its claims are meritorious. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it or its assets, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  CONTINGENCIES - (CONTINUED)

           On February 27, 2004, the creditors' committee, joined in by the legal representative, filed a motion to modify the preliminary injunction and to seek authority by the bankruptcy court to avoid, on various grounds, certain liens granted in connection with the financing obtained by the Company in December, 2000. G-I Holdings and the Company have opposed the motion and a hearing on the motion was held by the bankruptcy court on March 29, 2004. By opinion dated June 8, 2004, the court granted the motion in part and denied it in part. On July 7, 2004, the creditors' committee filed a claim challenging, as a fraudulent conveyance, the transactions entered into in connection with the Company's formation in 1994, in which G-I Holdings caused to be transferred to the Company all of its roofing business and assets and in which the Company assumed certain liabilities relating to those assets, including a specified amount of asbestos liabilities (the "1994 transaction"). In addition, on July 7, 2004, the creditors' committee filed a claim against holders of the Company's bank and bond debt outstanding in 2000, seeking to avoid the liens granted to them, based on the committee's theory that the 1994 transaction was a fraudulent conveyance. On August 3, 2004, the creditors' committee filed an amended complaint adding the names of additional alleged bondholders. On July 20, 2004, the creditors' committee appealed the court's decision, issued on June 8, 2004, seeking the authority to file a lawsuit against the banks and bondholders discussed above, challenging the liens granted to them in 2000 as a fraudulent conveyance and is appealing, among other things, certain adverse rulings relating to statute of limitation issues. G-I Holdings, the holders of the Company's bank and bond debt and the Company have filed cross appeals. These appeals remain pending before the District Court.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  CONTINGENCIES - (CONTINUED)

           On May 17, 2005, the creditors' committee filed a motion before the bankruptcy court seeking an order directing that approximately $150 million of payments falling due on July 15, 2005, to holders of notes issued by the Company on July 17, 1998, be made in escrow pending further order of the Court. By order dated July 12, 2005, the Court denied the committee's motion.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  CONTINGENCIES - (CONTINUED)

           For a further discussion with respect to the history of environmental matters and other litigation, reference is made to Notes 2 and 18 to consolidated financial statements contained in the Company's 2004 Form 10-K.

         Tax Claim Against G-I Holdings

           The Company and certain of its subsidiaries were members of a consolidated group (the "G-I Holdings Group") for federal income tax purposes that included G-I Holdings in certain prior years and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10.  GUARANTOR FINANCIAL INFORMATION

           At October 2, 2005, all of the Company's subsidiaries, each of which is wholly-owned by the Company, are guarantors under the Company's $350.0 million Senior Secured Revolving Credit Facility and the indentures governing the 8% Senior Notes due 2007 (the "2007 Notes"), the 8% Senior Notes due 2008 and the 7 3/4% Senior Notes due 2014. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 2007 Notes.

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

                                            BUILDING MATERIALS CORPORATION OF AMERICA

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                           CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                THIRD QUARTER ENDED OCTOBER 2, 2005
                                                           (THOUSANDS)
                                                           (UNAUDITED)

                                                                         Parent        Guarantor
                                                                         Company      Subsidiaries    Eliminations    Consolidated
                                                                        ----------    ------------    ------------    ------------

Net sales...............................................               $  462,738       $ 33,587        $       -       $ 496,325
Intercompany net sales..................................                      361        296,923         (297,284)              -
                                                                        ----------      ---------       ----------      ----------
  Total net sales.......................................                  463,099        330,510         (297,284)        496,325
                                                                        ----------      ---------       ----------      ----------

Costs and expenses, net:
  Cost of products sold.................................                  347,183        292,353         (297,284)        342,252
  Selling, general and administrative...................                   78,246         26,314                -         104,560
  Transition service agreement (income) expense.........                       25            (25)               -               -
                                                                        ----------      ---------       ----------      ----------
  Total costs and expenses, net.........................                  425,454        318,642         (297,284)        446,812
                                                                        ----------      ---------       ----------      ----------
Operating income........................................                   37,645         11,868                -          49,513


Equity in earnings of subsidiaries......................                   15,981              -          (15,981)              -
Intercompany licensing income (expense), net............                  (18,524)        18,524                -               -
Interest expense........................................                  (10,357)        (4,632)               -         (14,989)
Other income (expense), net.............................                     (620)            16                -            (604)
                                                                        ----------      ---------       ----------      ----------
Income before income taxes..............................                   24,125         25,776          (15,981)         33,920
Income tax expense......................................                   (3,094)        (9,795)               -         (12,889)
                                                                        ----------      ---------       ----------      ----------
Net income..............................................                $  21,031       $ 15,981        $ (15,981)      $  21,031
                                                                        ==========      =========       ==========      ==========

                                            BUILDING MATERIALS CORPORATION OF AMERICA

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                           CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                THIRD QUARTER ENDED OCTOBER 3, 2004
                                                           (THOUSANDS)
                                                           (UNAUDITED)



                                                                         Parent       Guarantor
                                                                        Company      Subsidiaries    Eliminations      Consolidated
                                                                      ------------   ------------     ------------     ------------

Net sales...............................................              $   439,131    $    29,607      $         -      $   468,738
Intercompany net sales..................................                    4,256        318,889         (323,145)               -
                                                                      ------------   ------------     ------------     ------------
  Total net sales.......................................                  443,387        348,496         (323,145)         468,738
                                                                      ------------   ------------     ------------     ------------

Costs and expenses, net:
  Cost of products sold.................................                  333,074        309,522         (323,145)         319,451
  Selling, general and administrative...................                   79,118         22,787                -          101,905
  Transition service agreement (income) expense.........                       25            (25)               -                -
                                                                      ------------   ------------     ------------     ------------
  Total costs and expenses, net.........................                  412,217        332,284         (323,145)         421,356
                                                                      ------------   ------------     ------------     ------------
Operating income........................................                   31,170         16,212                -           47,382


Equity in earnings of subsidiaries......................                   19,416              -          (19,416)               -
Intercompany licensing income (expense), net............                  (17,735)        17,735                -                -
Interest expense........................................                  (15,116)        (3,121)               -          (18,237)
Other income (expense), net.............................                   (2,086)           115                -           (1,971)
                                                                      ------------   ------------     ------------     ------------
Income before income taxes..............................                   15,649         30,941          (19,416)          27,174
Income tax (expense) benefit............................                    1,403        (11,525)               -          (10,122)
                                                                      ------------   ------------     ------------     ------------
Net income..............................................              $    17,052    $    19,416      $   (19,416)     $    17,052
                                                                      ============   ============     ============     ============

                                            BUILDING MATERIALS CORPORATION OF AMERICA

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                           CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                  NINE MONTHS ENDED OCTOBER 2, 2005
                                                             (THOUSANDS)
                                                             (UNAUDITED)



                                                                         Parent       Guarantor
                                                                        Company      Subsidiaries     Eliminations     Consolidated
                                                                      ------------   ------------     ------------     ------------

Net sales............................................                 $ 1,381,031    $    91,729      $         -      $ 1,472,760
Intercompany net sales...............................                       2,084        917,453         (919,537)               -
                                                                      ------------   ------------     ------------     ------------
  Total net sales....................................                   1,383,115      1,009,182         (919,537)       1,472,760
                                                                      ------------   ------------     ------------     ------------

Costs and expenses, net:
  Cost of products sold..............................                   1,047,862        891,155         (919,537)       1,019,480
  Selling, general and administrative................                     239,245         78,255                -          317,500
  Transition service agreement (income) expense......                          75            (75)               -                -
                                                                      ------------   ------------     ------------     ------------
  Total costs and expenses, net......................                   1,287,182        969,335         (919,537)       1,336,980
                                                                      ------------   ------------     ------------     ------------
Operating income.....................................                      95,933         39,847                -          135,780


Equity in earnings of subsidiaries...................                      51,402              -          (51,402)               -
Intercompany licensing income (expense), net.........                     (55,324)        55,324                -                -
Interest expense.....................................                     (34,968)       (12,540)               -          (47,508)
Other income (expense), net..........................                      (4,041)           274                -           (3,767)
                                                                      ------------   ------------     ------------     ------------
Income before income taxes...........................                      53,002         82,905          (51,402)          84,505
Income tax expense...................................                        (609)       (31,503)               -          (32,112)
                                                                      ------------   ------------     ------------     ------------
Net income...........................................                 $    52,393    $    51,402      $   (51,402)     $    52,393
                                                                      ============   ============     ============     ============

                                            BUILDING MATERIALS CORPORATION OF AMERICA

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


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
                                                                      ============   ============     ============     ============

                                            BUILDING MATERIALS CORPORATION OF AMERICA

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 10.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                               CONDENSED CONSOLIDATING BALANCE SHEET
                                                           OCTOBER 2, 2005
                                                            (THOUSANDS)
                                                            (UNAUDITED)

                                                                 Parent          Guarantor
                                                                Company         Subsidiaries        Eliminations      Consolidated
                                                              ------------      ------------        ------------      ------------
ASSETS
Current Assets:
  Cash and cash equivalents...............................    $         9       $     9,534        $          -       $     9,543
  Accounts receivable, trade, net.........................        319,458            22,018                   -           341,476
  Accounts receivable, other..............................          2,788             3,133                   -             5,921
  Tax receivable from parent corporation..................          6,946                 -                   -             6,946
  Inventories, net........................................        140,694            64,433                   -           205,127
  Deferred income tax assets, net.........................         31,315                 -                   -            31,315
  Other current assets....................................          3,152             6,610                   -             9,762
                                                              ------------      ------------        ------------      ------------
    Total Current Assets..................................        504,362           105,728                   -           610,090

Investment in subsidiaries................................        562,812                 -            (562,812)                -
Intercompany loans including accrued
  interest................................................        154,014          (154,014)                  -                 -
Due from/(to) subsidiaries, net...........................       (529,786)          529,786                   -                 -
Property, plant and equipment, net........................         35,941           324,883                   -           360,824
Goodwill, net.............................................         40,080            23,119                   -            63,199
Other noncurrent assets...................................         10,530            21,308                   -            31,838
                                                              ------------      ------------        ------------      ------------
Total Assets..............................................    $   777,953       $   850,810         $  (562,812)      $ 1,065,951
                                                              ============      ============        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt....................    $         -       $     2,713         $         -       $     2,713
  Accounts payable........................................         34,471            65,221                   -            99,692
  Payable to related parties..............................          6,669             7,480                   -            14,149
  Loans payable to parent corporation.....................         52,840                 -                   -            52,840
  Accrued liabilities.....................................         30,405            83,197                   -           113,602
  Reserve for product warranty claims.....................         14,900                 -                   -            14,900
                                                              ------------      ------------        ------------      ------------
    Total Current Liabilities.............................        139,285           158,611                   -           297,896

Long-term debt less current maturities....................        500,525           128,537                   -           629,062
Reserve for product warranty claims.......................         15,871               666                   -            16,537
Deferred income tax liabilities...........................         50,557                 -                   -            50,557
Other liabilities.........................................         22,180               184                   -            22,364
                                                              ------------      ------------        ------------      ------------
Total Liabilities.........................................        728,418           287,998                   -         1,016,416

Total Stockholders' Equity (Deficit).....................          49,535           562,812            (562,812)           49,535
                                                              ------------      ------------        ------------      ------------
Total Liabilities and Stockholders'
     Equity (Deficit).....................................    $   777,953       $   850,810         $  (562,812)      $ 1,065,951
                                                              ============      ============        ============      ============

                                               BUILDING MATERIALS CORPORATION OF AMERICA

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)- (Continued)


NOTE 10.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                           DECEMBER 31, 2004
                                                              (THOUSANDS)
                                                              (UNAUDITED)



                                                                 Parent        Guarantor           Elim-
                                                                 Company      Subsidiaries         inations     Consolidated
                                                                -----------    -----------        -----------    -----------
ASSETS
Current Assets:
  Cash and cash equivalents..............................       $       12     $  129,470         $        -    $   129,482
  Accounts receivable, trade, net........................          234,733         15,810                  -        250,543
  Accounts receivable, other.............................            2,630          1,196                  -          3,826
  Inventories, net.......................................          114,643         60,271                  -        174,914
  Deferred income tax assets, net........................           43,398              -                  -         43,398
  Other current assets...................................            2,311          4,188                  -          6,499
                                                                -----------    -----------        -----------    -----------
    Total Current Assets.................................          397,727        210,935                  -        608,662

Investment in subsidiaries...............................          556,410              -           (556,410)             -
Intercompany loans including accrued
  interest...............................................           58,807        (58,807)                 -              -
Due from (to) subsidiaries, net..........................         (309,854)       309,854                  -              -
Property, plant and equipment, net.......................           41,356        323,158                  -        364,514
Goodwill, net............................................           40,080         23,214                  -         63,294
Other noncurrent assets..................................            8,329         20,746                  -         29,075
                                                                -----------    -----------        -----------   ------------
Total Assets.............................................       $  792,855     $  829,100         $ (556,410)   $ 1,065,545
                                                                ===========    ===========        ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt...................       $  149,949     $    2,576         $        -    $   152,525
  Accounts payable.......................................           53,216         67,121                  -        120,337
  Payable to related parties, net........................            6,625         10,275                  -         16,900
  Loans payable to parent corporation....................           52,840              -                  -         52,840
  Accrued liabilities....................................           32,020         61,447                  -         93,467
  Reserve for product warranty claims....................           14,900              -                  -         14,900
                                                                -----------    -----------        -----------   ------------
    Total Current Liabilities............................          309,550        141,419                  -        450,969

Long-term debt less current maturities...................          405,530        130,422                  -        535,952
Reserve for product warranty claims......................           16,553            660                  -         17,213
Deferred income tax liabilities..........................           44,773              -                  -         44,773
Other liabilities........................................           19,160            189                  -         19,349
                                                                -----------    -----------        -----------   ------------
Total Liabilities........................................          795,566        272,690                  -      1,068,256

Total Stockholders' Equity (Deficit).....................           (2,711)       556,410           (556,410)        (2,711)
                                                                -----------    -----------        -----------   ------------
Total Liabilities and Stockholders'
     Equity (Deficit)....................................       $  792,855     $  829,100         $ (556,410)   $ 1,065,545
                                                                ===========    ===========        ===========   ============

                                               BUILDING MATERIALS CORPORATION OF AMERICA

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)


NOTE 10.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                   NINE MONTHS ENDED OCTOBER 2, 2005
                                                              (THOUSANDS)
                                                              (UNAUDITED)


                                                                    Parent        Guarantor
                                                                    Company      Subsidiaries    Consolidated
                                                                  -------------  -----------      -----------

Cash and cash equivalents, beginning of period............        $         12   $  129,470       $  129,482
                                                                  -------------  -----------      -----------

Cash provided by (used in) operating activities:
  Net income..............................................                 991       51,402           52,393
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
      Depreciation........................................               2,614       30,740           33,354
      Amortization........................................                   -        1,875            1,875
      Deferred income taxes...............................              17,867            -           17,867
      Noncash interest charges, net.......................               3,196          986            4,182
  (Increase) decrease in working capital items............            (132,135)       5,121         (127,014)
  Increase (decrease) in long-term reserve for
   product warranty claims................................                (682)           6             (676)
  Increase in other assets................................              (4,761)      (3,163)          (7,924)
  Increase in other liabilities...........................               3,050           91            3,141
  Change in net receivable from/payable to
   related parties/parent corporations....................             162,823     (172,520)          (9,697)
  Other, net..............................................                 (45)         270              225
                                                                  -------------  -----------      -----------
Net cash provided by (used in) operating activities.......              52,918      (85,192)         (32,274)
                                                                  -------------  -----------      -----------
Cash provided by (used in) investing activities:
  Capital expenditures....................................              (1,286)     (33,320)         (34,606)
  Proceeds from sale of assets............................               4,132          585            4,717
                                                                  -------------  -----------      -----------
Net cash provided by (used in) investing activities.......               2,846      (32,735)         (29,889)
                                                                  -------------  -----------      -----------

Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt................             382,000            -          382,000
  Repayments of long-term debt............................            (437,000)      (2,009)        (439,009)
  Distributions to parent corporation.....................                 (40)           -              (40)
  Loans to parent corporation.............................                (107)           -             (107)
  Financing fees and expenses.............................                (620)           -             (620)
                                                                  -------------  -----------      -----------
Net cash used in financing activities.....................             (55,767)      (2,009)         (57,776)
                                                                  -------------  -----------      -----------
Net change in cash and cash equivalents...................                  (3)    (119,936)        (119,939)
                                                                  -------------  -----------      -----------
Cash and cash equivalents, end of period..................        $          9   $    9,534       $    9,543
                                                                  =============  ===========      ===========

                                               BUILDING MATERIALS CORPORATION OF AMERICA

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)


NOTE 10.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                   NINE MONTHS ENDED OCTOBER 3, 2004
                                                              (THOUSANDS)
                                                              (UNAUDITED)

                                                                                Parent            Guarantor
                                                                                Company          Subsidiaries       Consolidated
                                                                              ------------       -----------        -------------
Cash and cash equivalents, beginning of period..........................      $         8        $    2,872         $      2,880
                                                                              ------------       -----------        -------------
Cash provided by (used in) operating activities:
  Net income (loss).....................................................          (10,676)           57,183               46,507
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
       Depreciation.....................................................            2,648            29,455               32,103
       Amortization.....................................................                -             1,694                1,694
       Deferred income taxes............................................            5,769                 -                5,769
       Noncash interest charges, net....................................            3,944             1,068                5,012
  (Increase) decrease in working capital items..........................         (159,273)            8,546             (150,727)
  Increase (decrease) in long-term reserve for
   product warranty claims..............................................             (491)              133                 (358)
  (Increase) decrease in other assets...................................              242            (2,662)              (2,420)
  Decrease in other liabilities.........................................              (44)               (7)                 (51)
  Change in net receivable from/payable to
   related parties/parent corporations..................................           68,604           (59,797)               8,807
  Other, net............................................................             (121)              202                   81
                                                                              ------------       -----------        -------------
Net cash provided by (used in) investing
   activities...........................................................          (89,398)           35,815              (53,583)
                                                                              ------------       -----------        -------------
Cash provided by (used in) financing activities:
  Capital expenditures and acquisition of
    manufacturing facility..............................................          (26,898)          (25,673)             (52,571)
                                                                              ------------       -----------        -------------
Net cash used in investing activities...................................          (26,898)          (25,673)             (52,571)
                                                                              ------------       -----------        -------------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt..............................          682,465                 -              682,465
  Repayments of long-term debt..........................................         (551,465)           (2,146)            (553,611)
  Distributions to parent corporation...................................             (260)                -                 (260)
  Dividends to parent corporation.......................................          (10,000)                -              (10,000)
  Loan to parent corporation............................................              (72)                -                  (72)
  Financing fees and expenses...........................................           (4,368)                -               (4,368)
                                                                              ------------       -----------        -------------
Net cash provided by (used in) financing
   activities...........................................................          116,300            (2,146)             114,154
                                                                              ------------       -----------        -------------
Net change in cash and cash equivalents.................................                4             7,996                8,000
                                                                              ------------       -----------        -------------
Cash and cash equivalents, end of period................................      $        12        $   10,868         $     10,880
                                                                              ============       ===========        =============

                      BUILDING MATERIALS CORPORATION OF AMERICA

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           Unless otherwise indicated by the context, "we," "us" and "our" refer to Building Materials Corporation of America and its consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES

           There have been no significant changes to our Critical Accounting Policies during the nine month period ended October 2, 2005. For a further discussion on our Critical Accounting Policies, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies" in our annual report on Form 10-K for the fiscal year ended December 31, 2004, which we refer to as the 2004 Form 10-K.

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

         Third Quarter 2005 Compared With
         Third Quarter 2004

           We recorded net income in the third quarter of 2005 of $21.0 million compared with net income of $17.1 million in the third quarter of 2004. The increase in third quarter of 2005 net income was primarily attributable to higher operating income, together with lower interest expense and lower other expenses.

           Net sales for the third quarter of 2005 were $496.3 million, a 5.9% increase over third quarter of 2004 net sales of $468.7 million, with the increase due to higher net sales of residential roofing products primarily resulting from higher average selling prices, partially offset by a slight decline in net sales of commercial roofing products.

           Operating income in the third quarter of 2005 was $49.5 million compared to $47.4 million in the third quarter of 2004, representing an increase of 4.4%. Operating income in the third quarter of 2005 was positively affected by increased net sales of residential roofing products primarily resulting from higher average selling prices, partially offset by higher raw material costs, including asphalt, higher selling, general and administrative expenses mostly due to higher distribution costs, primarily resulting from a rise in fuel prices, and slightly lower net sales of commercial roofing products.

                      BUILDING MATERIALS CORPORATION OF AMERICA

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


           Interest expense for the third quarter of 2005 decreased to $15.0 million from $18.2 million for the third quarter of 2004, primarily due to lower average borrowings, partially offset by a slightly higher average interest rate. Other expense, net was $0.6 million for the third quarter of 2005 compared with $2.0 million for the third quarter of 2004.

              BUSINESS SEGMENT INFORMATION

Net Sales. Net sales of roofing products for the third quarter of 2005 increased to $473.9 million from $448.4 million for the third quarter of 2004, representing an increase of $25.5 million or 5.7%. The increase in net sales of roofing products was due to higher net sales of residential roofing products primarily resulting from higher average selling prices, partially offset by a slight decline in net sales of commercial roofing products. Residential roofing product net sales were favorably impacted by an increase in net sales of premium laminate shingles primarily due to higher average selling prices. Net sales of specialty building products and accessories increased to $22.4 million for the third quarter of 2005 from $20.3 million for the third quarter of 2004.

Gross Margin. Our overall gross margin increased to $154.1 million or 31.0% for the third quarter of 2005 from $149.3 million or 31.9% for the third quarter of 2004. The increase in our overall gross margin is due to an increase in net sales of residential roofing products primarily resulting from higher average selling prices, partially offset by higher raw material costs, including asphalt, and a slight decline in net sales of commercial roofing products.

Operating Income. Operating income for the third quarter of 2005 increased to $49.5 million or 10.0% of net sales, compared to $47.4 million or 10.1% of net sales for the third quarter of 2004. The overall increase in operating income for the third quarter of 2005 is due to increased net sales of roofing products due to higher net sales of residential roofing products primarily resulting from higher average selling prices, partially offset by higher raw material costs, including asphalt, higher selling, general and administrative expenses resulting from higher distribution costs, primarily due to a rise in fuel prices, and slightly lower net sales of commercial roofing products.

         Nine Months 2005 Compared With
         Nine Months 2004

           We recorded net income in the first nine months of 2005 of $52.4 million compared with net income of $46.5 million in the first nine months of 2004. The increase in the first nine months of 2005 net income was primarily attributable to higher operating income, together with lower other expenses, partially offset by slightly higher interest expense.

                      BUILDING MATERIALS CORPORATION OF AMERICA

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


           Net sales for the first nine months of 2005 were $1,472.8 million, a 12.2% increase over the first nine months of 2004 net sales of $1,312.3 million, with the increase primarily due to higher average selling prices and higher unit volumes of both residential and commercial roofing products.

           Operating income for the first nine months of 2005 was $135.8 million compared with $125.6 million for the first nine months of 2004. Operating income for the first nine months of 2005 was positively affected by increased net sales primarily resulting from higher average selling prices and higher unit volumes of both residential and commercial roofing products. Partially offsetting these improvements in operating results were higher raw material costs, including asphalt and other crude based raw materials, and higher selling, general and administrative expenses, mostly due to higher distribution costs, primarily resulting from higher sales volume and a rise in fuel prices.

           Interest expense for the first nine months of 2005 increased to $47.5 million from $46.9 million for the first nine months of 2004, primarily due to a higher average interest rate. Other expense, net was $3.8 million for the first nine months of 2005 compared with $4.6 million for the first nine months of 2004.

              BUSINESS SEGMENT INFORMATION

Net Sales. Net sales of roofing products for the first nine months of 2005 increased to $1,411.0 million from $1,252.1 million for the first nine months of 2004, representing an increase of $158.9 million or 12.7%. The increase in net sales of roofing products was primarily attributable to higher average selling prices and higher unit volumes. Roofing product net sales were favorably impacted by an increase in net sales of premium laminate shingles primarily due to higher average selling prices and higher unit volumes. Net sales of specialty building products and accessories increased to $61.8 million for the first nine months of 2005 from $60.2 million for the first nine months of 2004.

Gross Margin. Our overall gross margin increased to $453.3 million or 30.8% for the first nine months of 2005 from $412.1 million or 31.4% for the first nine months of 2004. The increase in our overall gross margin is primarily attributable to an increase in net sales due to higher average selling prices and an improved sales mix, partially offset by higher raw material costs.

                      BUILDING MATERIALS CORPORATION OF AMERICA

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Operating Income. Operating income for the first nine months of 2005 increased to $135.8 million or 9.2% of net sales, compared to $125.6 million or 9.6% of net sales for the first nine months of 2004. The overall increase in operating income for the first nine months of 2005 is primarily attributable to increased net sales of roofing products driven by higher average selling prices and higher unit volumes, partially offset by higher raw material costs, including asphalt and other crude based raw materials, and higher selling, general and administrative expenses resulting from higher distribution costs, primarily due to higher sales volume and a rise in fuel prices.

LIQUIDITY AND FINANCIAL CONDITION

           Cash Flows and Cash Position

           Sales of roofing products and specialty building products and accessories in the northern regions of the United States generally decline in the late fall and winter months due to cold weather. In addition, adverse weather conditions can result in higher customer demand during our peak operating season depending on the extent and severity of the damage from these severe weather conditions. Due to the seasonal demands of our business together with extreme weather conditions, we generally have negative cash flows from operations during the first six months of our fiscal year. Our negative cash flows from operations are primarily driven by our cash invested in both accounts receivable and inventories to meet these seasonal operating demands. Generally, in the third and fourth quarters of our fiscal year, our cash flows from operations become positive for each quarter, as our investment in inventories and accounts receivable no longer continues to increase, as is customary in the first six months of our fiscal year. Our seasonal working capital needs, together with our debt service obligations, capital expenditure requirements and other contracted arrangements, adversely impact our liquidity during this period. We rely on our cash and cash equivalents on hand and our $350 million Senior Secured Revolving Credit Facility due November 2006, which we refer to as the Senior Secured Revolving Credit Facility to support our overall cash flow requirements during these periods. We expect to continue to rely on our cash and cash equivalents on hand and external financings to maintain operations over the short and long-term and to continue to have access to the financing markets, subject to the then prevailing market terms and conditions.

           Net cash outflow during the first nine months of 2005 from operating and investing activities was $62.2 million, including the use of $32.3 million of cash from operations and the reinvestment of $34.6 million for capital programs, partially offset by $4.7 million of proceeds from the sale of assets.

                      BUILDING MATERIALS CORPORATION OF AMERICA

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


           Cash invested in additional working capital totaled $127.0 million during the first nine months of 2005, reflecting an increase in total accounts receivable of $93.0 million, due to our increased operating performance and the seasonality of our business, a $30.2 million increase in inventories to meet our seasonal operating demands, a $3.3 million increase in other current assets, and a $0.5 million net decrease in accounts payable and accrued liabilities. The net cash used for operating activities also included a $9.7 million net decrease in the payable to related parties/parent corporations, primarily attributable to a $10.8 million net decrease in federal income taxes payable, pursuant to our tax sharing agreement with our parent corporation and a $1.1 million increase in amounts due under our long-term granule supply agreement with an affiliated company. In addition, cash used in operating activities also included a $7.9 million increase in other assets, primarily reflecting a payment to our glass fiber supplier in connection with a requirements contract entered into in December 2004, coupled with a $3.1 million increase in other liabilities.

           Net cash used in financing activities totaled $57.8 million during the first nine months of 2005, including $382.0 million of proceeds from the issuance of long-term debt related to 2005 year to date cumulative borrowings under our Senior Secured Revolving Credit Facility. Financing activities also included $439.0 million in repayments of long-term debt, of which $287.0 million related to 2005 year to date cumulative repayments under our Senior Secured Revolving Credit Facility, $150.0 million related to the redemption of our 7 3/4% Senior Notes in July 2005, $1.8 million related to our Chester, South Carolina loan obligation, $0.1 million related to our 10 1/2% Michigan City, Indiana note, and $0.1 million related to our Shafter, California Industrial Development Revenue Bonds. In addition, financing activities included $0.6 million in financing fees and expenses.

         Long-Term Debt

           On July 15, 2005, we used cash and cash equivalents on hand and proceeds from our Senior Secured Revolving Credit Facility to redeem our 7 3/4% Senior Notes due 2005 at maturity, aggregating $150.0 million plus accrued interest of $2.9 million.

           As of October 2, 2005, we had total outstanding consolidated indebtedness of $684.6 million, including $52.8 million of demand loans to our parent corporation, of which $2.7 million matures prior to the end of the third quarter of 2006 and $95.0 million represents borrowings outstanding under our Senior Secured Revolving Credit Facility. We anticipate funding these obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility.

                      BUILDING MATERIALS CORPORATION OF AMERICA

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


             As of October 2, 2005 we were in compliance with all covenants under the Senior Secured Revolving Credit Facility and the indentures governing the 8% Senior Notes due 2007, the 8% Senior Notes due 2008 and the 7 3/4% Senior Notes due 2014, which we refer to collectively as the Senior Notes. As of October 2, 2005, the book value of the collateral securing the Senior Notes and the Senior Secured Revolving Credit Facility was approximately $1,051.5 million.

         Intercompany Transactions

             We make loans to, and borrow from, our parent corporations from time to time at prevailing market rates. As of October 2, 2005 and October 3, 2004, BMCA Holdings Corporation owed us $55.8 and $55.7 million, including interest of $0.5 and $0.4 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest payable to BMCA Holdings Corporation, respectively. Interest income on our loans to BMCA Holdings Corporation amounted to $1.1 and $0.7 million during the third quarter ended October 2, 2005 and October 3, 2004, respectively, and $2.9 and $2.1 million during the nine month period October 2, 2005 and October 3, 2004, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $1.0 and $0.7 million during the third quarter ended October 2, 2005 and October 3, 2004, respectively, and $2.8 and $2.0 million during the nine month period ended October 2, 2005 and October 3, 2004, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in our Senior Secured Revolving Credit Facility and our Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes, at October 2, 2005, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions. We also make non-interest bearing advances to affiliates, of which no balance was outstanding as of October 2, 2005 and October 3, 2004. In addition, for the nine month period ended October 2, 2005 and October 3, 2004, no loans were owed or other lending activities were entered into by us to other affiliates.

             For the nine month period ended October 2, 2005 and October 3, 2004, we paid $22.0 and $16.0 million, respectively, in federal income tax payments to our parent corporation pursuant to a tax sharing agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

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

           In June 2005, we sold property in Houston, Texas for cash proceeds of approximately $4.1 million, which approximated carrying value.

           As a result of the foregoing factors related to the first nine months of 2005, cash and cash equivalents decreased by $119.9 million during the first nine months of 2005 to $9.5 million.

         Contingencies

           See Note 9 to Consolidated Financial Statements for information regarding contingencies.

         Economic Outlook

           We do not believe that inflation has had an effect on our results of operations during the first nine months of 2005. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

           During the first nine months of 2005, the cost of asphalt continued to be high relative to historical levels. Due to the strength of our manufacturing operations which allows us to use many types of asphalt together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.

           To mitigate these and other petroleum-based cost increases, we announced and implemented multiple price increases during the first nine months of 2005. We will attempt to pass on future additional unexpected cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

                      BUILDING MATERIALS CORPORATION OF AMERICA

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


         Contractual Obligations

           We have contracts with several different asphalt terminal suppliers where asphalt imported from Venezuela or other suppliers is stored prior to its use at our plants. These asphalt terminals are located at several locations including the ports of Tampa, Florida and Savannah, Georgia and are used to service our plants at those sites. We are obligated to pay these suppliers for use of the terminals under these contracts through 2008. Monthly pricing is fixed and includes capital improvements made at each asphalt terminal by its owner. No changes have been made to these contracts during the first nine months of 2005.

           On May 7, 2004, we entered into a long-term supply agreement, whereby we are obligated to purchase certain minimum amounts of dry felt and other products at fair market value through April 30, 2011. Effective January 31, 2005, this agreement was modified to reduce our minimum purchase obligation for dry felt and other products by fifty percent. Based on the modification to this agreement, as of October 2, 2005, our minimum purchase obligation for the life of the agreement aggregated to $10.8 million.

           In December 2004, we entered into a requirements contract with a supplier to purchase certain glass fiber. Under this contract, we are required to purchase specified annual quantities of glass fiber through 2014. Pricing for the glass fiber under this contract may be adjusted upward or downward relating to various factors including changes in the cost of energy, among others. Under the requirements contract we have the right to terminate the contract if, during any two consecutive calendar years, we purchase less than a specified percentage of our glass fiber requirements. As of December 31, 2004, if we were to terminate this contract on or after December 31, 2006, as a result of not having purchased specified quantities of glass fiber during the prior two-year period, we would be required to pay an amount of not more than $37.3 million to the supplier, although we believe that the actual payment amount would be substantially less based on the terms of the contract. No changes have been made to this contract during the first nine months of 2005.

           We also have a management agreement with International Specialty Products Inc., which we refer to as ISP, an affiliate, which we refer to as the ISP Management Agreement, to provide us with certain management services. The management fees payable under the ISP Management Agreement are adjusted annually. Based on services provided to us in 2005 under the ISP Management Agreement, the aggregate amount payable to ISP under the ISP Management Agreement for 2005, inclusive of the services provided to G-I Holdings, is approximately $5.9 million. For a further discussion on the ISP Management Agreement reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Intercompany Transactions" in our 2004 Form 10-K.

                      BUILDING MATERIALS CORPORATION OF AMERICA

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


           We purchase substantially all of our colored roofing granules and algae-resistant granules under a long-term requirements contract with ISP. The amount of mineral products purchased each year under the ISP contract is based on current demand and is not subject to minimum purchase requirements. For the nine month period ended October 2, 2005 and the year ended December 31, 2004, we purchased $81.6 and $98.2 million, respectively, of mineral products from ISP under this contract.

         New Accounting Pronouncements

           In November 2004, the Financial Accounting Standards Board, which we refer to as FASB, issued Statement of Financial Accounting Standards, which we refer to as SFAS, No. 151 "Inventory Costs," which we refer to as SFAS No. 151, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 amends Accounting Research Bulletin, which we refer to as ARB, No. 43, Chapter 4 "Inventory Pricing," which we refer to as ARB No. 43, and requires abnormal inventory costs to be recognized as current period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for costs occurring in fiscal reporting years beginning after June 15, 2005. As of January 1, 2006 we will adopt the provisions of SFAS No. 151 and do not anticipate any material effect on our consolidated financial statements.

           In December 2004, the FASB issued a revised SFAS No. 123 "Accounting for Stock-Based Compensation," which we refer to as SFAS No. 123(R), which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS No. 123(R) replaces the original SFAS No. 123 and supersedes Accounting Principles Board, which we refer to as APB, Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) becomes effective beginning with the first annual reporting period after June 15, 2005. As of October 2, 2005, we currently account for our 2001 Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans," which we refer to as FIN 28. Since compensation expense related to our incentive units is currently included in our consolidated statements of income, we do not expect SFAS No. 123(R) to have an impact on our consolidated financial statements. See Note 7 to Consolidated Financial Statements.

                      BUILDING MATERIALS CORPORATION OF AMERICA

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


           In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets," which we refer to as SFAS No. 153, which replaces the exception from fair value measurement in APB Opinion No. 29 "Accounting for Nonmonetary Transactions," for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. As of January 1, 2006, we will adopt the provisions of SFAS No. 153 and do not anticipate any nonmonetary asset exchanges.

           In March 2005, the FASB issued FASB Staff Position, which we refer to as FSP, FIN 46(R)-5 "Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities," which we refer to as FSP FIN 46(R)-5. FSP FIN 46(R)-5 offers additional guidance to FIN 46(R) stating that implicit variable interests are implied financial interests in an entity that change in accordance with changes in the fair value of the entity's net assets, exclusive of variable interests. FSP FIN 46(R)-5 is effective during a company's first reporting period after March 3, 2005; accordingly we adopted FSP FIN 46(R)-5 during our second quarter ended July 3, 2005. At October 2, 2005, we did not have any interests in variable interest entities; therefore, FSP FIN 46(R)-5 and FIN 46(R) did not have any impact on our financial condition or results of operations.

           In March 2005, the FASB issued FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations," which we refer to as FIN 47, which clarifies how the term conditional asset retirement obligation is used in SFAS No. 143 "Accounting for Asset Retirement Obligations," which we refer to as SFAS No. 143. SFAS No. 143 provides for a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 provides factors for when a reasonable estimate of the fair value of the obligation can be determined and indicators which would preclude an entity from recognizing a liability for such obligations. FIN 47 is effective for fiscal years ending after December 15, 2005. We will adopt FIN 47 during the fourth quarter of our fiscal year ending December 31, 2005 and do not expect there to be an impact on our financial condition or results of operations.

                      BUILDING MATERIALS CORPORATION OF AMERICA

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

           In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which we refer to as SFAS No. 154, which eliminates the requirement of APB Opinion No. 20, "Accounting Changes," to include the cumulative effect adjustment resulting from a change in an accounting principle in the income statement in the period of change. SFAS No. 154 requires that a change in an accounting principle or reporting entity be retrospectively applied. Under retrospective application, SFAS No. 154 is applied as of the beginning of the first accounting period presented in the financial statements and the cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Changes in accounting estimate and corrections of errors continue to be accounted for in the same manner as prior to the issuance of SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. As of January 1, 2006, we will adopt the provisions of SFAS No. 154 and do not anticipate any material effect on our consolidated financial statements.


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

                      BUILDING MATERIALS CORPORATION OF AMERICA

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

           Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of October 2, 2005 and we have no hedging arrangements as of October 2, 2005.

                         ITEM 4. CONTROLS AND PROCEDURES


           Disclosure Controls and Procedures: Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have further concluded that our disclosure controls and procedures are also effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely discussions regarding required disclosures.

           Internal Control Over Financial Reporting: There were no significant changes in our internal control over financial reporting identified in management's evaluation during the third quarter of fiscal year 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

           As of October 2, 2005, approximately 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber are pending against Building Materials Corporation of America. See Note 9 to consolidated financial statements in Part I.

ITEM 6. EXHIBITS

 Exhibit Number

    31.1            Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief
                    Executive Officer.

    31.2            Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief
                    Financial Officer.

    32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BUILDING MATERIALS CORPORATION OF AMERICA
                                  BUILDING MATERIALS MANUFACTURING CORPORATION



DATE:  November 16, 2005          BY:  /s/ John F. Rebele
       -----------------               -----------------------------------------
                                       John F. Rebele
                                       Senior Vice President,
                                       Chief Financial Officer and
                                       Chief Administrative Officer
                                       (Principal Financial Officer)


DATE:  November 16, 2005          BY:  /s/ James T. Esposito
       -----------------               -----------------------------------------
                                       James T. Esposito
                                       Vice President and Controller
                                       (Chief Accounting Officer)