Form 10-K
period 2005-12-31
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP
filed 2006-03-30
CIK 927314, 1078706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 33-81808

BUILDING MATERIALS CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

Delaware	22-3276290
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1361 Alps Road Wayne, New Jersey (Address of Principal Executive Offices)	07470 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (973) 628-3000

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act: none

See table of additional registrants below

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☒

As of March 29, 2006, 1,015,010 shares of Class A Common Stock, $.001 par value of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

As of March 29, 2006, the additional registrant had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrant. As of March 29, 2006, no shares of the registrant or the additional registrant were held by non-affiliates.

ADDITIONAL REGISTRANTS

Exact name of registrant as specified in its charter	State or other jurisdiction of incorporation or organization	No. of Shares outstanding	Registration No./ I.R.S. Employer Identification Number	Address, including zip code and telephone number, including area code, of registrant’s principal executive office
Building Materials Manufacturing Corporation	Delaware	10	333-69749-01/ 22-3626208	1361 Alps Road Wayne, New Jersey 07470 (973) 628-3000

BUILDING MATERIALS CORPORATION OF AMERICA

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

The Business section and other parts of this annual report on Form 10-K contain both historical and forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These forward-looking statements are only predictions and generally can be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “predicts,” “foresees” and other related terms. Similarly, statements that describe our objectives, plans or goals are also forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. The forward-looking statements included herein are made only as of the date of this annual report on Form 10-K. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Item 1.   Business.

General

Building Materials Corporation of America or BMCA is a leading national manufacturer and marketer of a broad line of asphalt and polymer based roofing products and accessories for the residential and commercial roofing markets. We also manufacture specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. We were incorporated under the laws of Delaware in 1994 and are a wholly-owned subsidiary of BMCA Holdings Corporation, which is a wholly-owned subsidiary of G-I Holdings Inc. In 1994, we acquired the operating assets and certain liabilities of GAF Building Materials Corporation, whose name has changed to G-I Holdings Inc. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc. Samuel J. Heyman beneficially owns (as defined in Rule 13d-3 of the Securities Exchange Act) approximately 99% of G Holdings Inc. We do business under the name “GAF Materials Corporation.”  Unless otherwise indicated by the context, “we,” “us,” “our” and “BMCA” refer to Building Materials Corporation of America and its consolidated subsidiaries.

To facilitate administrative efficiency, effective October 31, 2000, GAF Corporation, our former indirect parent,  merged into its direct subsidiary, G-I Holdings Inc. G-I Holdings Inc. then merged into its direct subsidiary, G Industries Corp., which in turn merged into its direct subsidiary, GAF Fiberglass Corporation. In that merger, GAF Fiberglass Corporation changed its name to GAF Corporation. Effective November 13, 2000, GAF Corporation, formerly known as GAF Fiberglass Corporation, merged into its direct subsidiary, GAF Building Materials Corporation, whose name was changed in the merger to G-I Holdings Inc. G-I Holdings Inc. is now our indirect parent and our direct parent is BMCA Holdings Corporation. We refer to G-I Holdings Inc. and any and all of its predecessor corporations, including GAF Corporation, G-I Holdings Inc., G Industries Corp., GAF Fiberglass Corporation and GAF Building Materials Corporation in this report as “G-I Holdings.”

On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey in Newark, New Jersey due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. We refer to these claims in this report as “Asbestos Claims.”  G-I Holdings, the successor to GAF Corporation by merger, is a privately-held holding company and we are its only operating subsidiary. We are not included in the bankruptcy filing.

Our executive offices are located at 1361 Alps Road, Wayne, New Jersey 07470 and our telephone number is (973) 628-3000.

Residential Roofing

We are a leading national manufacturer of a complete line of premium residential roofing products. Residential roofing product sales represented approximately 75%, 74% and 73% of our net sales in 2005, 2004 and 2003, respectively. Our principal residential roofing products consist of laminated and strip asphalt shingles. We have improved our sales mix of residential roofing products in recent years by increasing our emphasis on laminated shingles and accessory products, which generally are sold at higher prices with more attractive profit margins than our standard strip shingle products. We believe, based on unit sales, that we are the largest manufacturer of residential roofing shingles in the United States. Statements contained in this report as to our competitive position are based on industry information which we believe is reliable.

Our two principal lines of residential roofing shingles are the Timberline® series and the Sovereign® series. We also produce a wide array of premium designer shingles.

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

•       the Timberline® Select 40™ shingle, a heavyweight architectural laminated shingle with superior durability and a 40-year limited warranty; and

•       the Timberline® Ultra® shingle, a super-heavyweight architectural laminated shingle with the maximum durability of the Timberline® series, with a lifetime limited warranty.

The Sovereign® Series.

The Sovereign® series includes:

•       the economical 3-tab Sentinel® shingle, with a 20-year limited warranty;

•       the Royal Sovereign® shingle, a heavier 3-tab shingle, designed to capitalize on the “middle market” for quality shingles, with a 25-year limited warranty; and

•       the Marquis® WeatherMax® shingle, a superior performing heavyweight 3-tab shingle, with a 30-year limited warranty.

Premium Designer Shingles.

Our premium designer asphalt shingles include:

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

•       the Grand Sequoia® shingle, a premium designer laminated shingle, which offers a rugged wood shake appearance and reduces labor costs in installation, with a lifetime limited warranty;

•       the Grand Canyon™ shingle, a premium designer laminated shingle, with the extra-thick rugged wood shake appearance, which reduces labor costs in installation, with a lifetime limited warranty;

•       the Country Mansion® shingle, a premium designer laminated shingle, designed for houses with a distinctive rich appearance, which reduces labor costs in installation because of its larger size, with a lifetime limited warranty;

•       the Grand Timberline™ shingle, a premium architectural laminated shingle, which is larger than standard Timberline® shingles, and reduces labor costs in installation because of its larger size, with a lifetime limited warranty; and

•       the Camelot™ shingle, a super-heavyweight premium designer laminated shingle, which offers both natural beauty and uncompromising performance and reduces labor costs in installation because of its larger size, with a lifetime limited warranty.

Weather Stopper® Integrated Roofing System™.   In addition to shingles, we supply the major components necessary to install a complete roofing system. Our Weather Stopper® Integrated Roofing System™ begins with Weather Watch® and Stormguard® waterproof underlayments for eaves, valleys and flashings to protect against water seepage between the roof deck and the shingles caused by ice build-up and wind-driven rain. Our Weather Stopper® Integrated Roofing System™ also includes Shingle-Mate®, Leatherback®, and Deck-Armor™ underlayments; Timbertex®, TimberCrest™ and Pacific Ridge™ Hip and Ridge shingles, which are significantly thicker and larger than standard hip and ridge shingles and provide dramatic accents to the slopes and planes of a finished roof; and the Cobra® and Master Flow® Vent series, which provide attic ventilation.

Commercial Roofing

We manufacture a full line of modified bitumen and asphalt built-up roofing products, thermoplastic polyolefin products, liquid applied membrane systems and roofing accessories for use in the application of commercial roofing systems. Commercial roofing represented approximately 21%, 22% and 22% of our net sales in 2005, 2004 and 2003, respectively. We also market, under the EverGuard® trademark, thermoplastic single-ply products. The EverGuard® products address the important and growing single ply segment of the commercial roofing market. The thermoplastic products offer building owners the reliability of heat-welded seams and ENERGY STAR® qualified systems. The EverGuard® brand also includes Freedom™ self-adhered TPO membranes, which feature faster installation without the need for hot asphalt, solvent-based adhesives, or torches. We believe, based on unit sales, that we are the largest manufacturer of both asphalt built-up roofing products and modified bitumen products in the United States.

We manufacture fiberglass-based felts under the GAFGLAS® and Brai® trademarks, which are made from asphalt impregnated glass fiber mat for use as a component in asphalt built-up roofing systems. Most of our fiberglass based roofing systems are assembled on the roof by applying successive layers of roofing with asphalt and topped, in some applications, with gravel or mineral surfaced sheets. Thermal insulation may be applied beneath the membrane. We also manufacture base sheets, flashings and other roofing accessories for use in these systems; our TOPCOAT® roofing system, a liquid-applied membrane system designed to protect and waterproof existing roofing systems; and roof maintenance products. In addition, we market insulation products under the EnergyGuard™ brandname, which includes perlite and isocyanurate foam in addition to accessories, such as vent stacks, fasteners and cements and coatings. These products allow us to provide customers with a complete roofing system and the ability to market and sell extended guarantees.

We sell modified bitumen products under the Ruberoid® and Brai® trademarks. Modified bitumen products are used in new and re-roofing applications or in combination with glass membranes in GAF

CompositeRoof™ systems. These products consist of a roofing membrane utilizing polymer-modified asphalt, which strengthens and increases flexibility and is reinforced with a polyester non-woven mat or a glass mat. Modified bitumen systems provide an alternative to conventional built-up roofing systems, including ease of installation and maintenance.

Specialty Building Products and Accessories

We manufacture and market a variety of specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. Specialty building products and accessories represented approximately 4%, 4% and 5% of our net sales in 2005, 2004 and 2003, respectively. These products primarily consist of residential attic ventilation systems and metal and fiberglass air distribution products for the HVAC (heating, ventilating and air conditioning) industry.

Marketing and Sales

Our sales and marketing functions are designed to help customers grow their business and provide better service while offering property owners the best and safest choice from our product offerings. We believe we have one of the industry’s largest sales forces. We have a staff of technical professionals who work directly with architects, consultants, contractors and building owners providing support to our sales force, distributors, lumberyards and retailers. We sell our roofing and specialty building products and accessories through our own sales force of approximately 300 experienced, full-time employees and independent sales representatives located across the United States and Canada. A major portion of our roofing product sales are to wholesale distributors and retailers, who resell our products to roofing contractors, builders and property owners. We believe that the wholesale distribution channel represents the principal distribution channel for professionally installed asphalt roofing products. As a result, we believe that our nationwide coverage has contributed to certain of our roofing products being among the most recognized and requested brands in the industry.

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

Significant Customers

We sell our products through multiple distribution channels with a strong presence in the wholesale, retail, manufactured housing and lumberyard distribution channels. No single customer accounted for over 10% of our net sales in 2005, 2004 and 2003, except for The Home Depot, Inc. and American Builders & Contractors Supply Company, Inc.

Raw Materials

The major raw materials required for the manufacture of our roofing products are asphalt, mineral stabilizer, glass fiber, glass fiber mat, polyester mat and granules. Asphalt and mineral stabilizer are available from a large number of suppliers on substantially similar terms. We currently have contracts with several of these suppliers and others are available as substitutes. In 2005, prices of most raw materials, other than asphalt and other petroleum-based raw materials and energy, have been relatively stable, rising moderately with general industrial prices, while the increase in the prices of asphalt and other petroleum-based raw materials were driven mostly by continued high crude oil prices during 2005.

During 2005, the cost of asphalt continued to be high relative to historical levels which reflects in large part record high crude oil prices. Due to the strength of our manufacturing operations which allows us to use many types of asphalt together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.

To mitigate these and other petroleum-based cost increases, we announced and implemented multiple price increases during 2005. We will attempt to pass on future additional unexpected cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

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

During 2005, we purchased all of our requirements for colored roofing granules and algae-resistant granules from an affiliate, ISP Minerals Inc., a subsidiary of International Specialty Products Inc., under a long-term requirements contract. We refer to International Specialty Products Inc. and its subsidiaries as “ISP.”

Backlog

Our backlog is not significant and is not material to our overall operations.

Seasonal Variations and Working Capital

Sales of roofing and specialty building products and accessories in the northern regions of the United States generally decline during the winter months due to adverse weather conditions. Generally, our inventory practice includes increasing inventory levels in the first and second quarters of each year in order to meet peak season demand from June through November.

Warranty Claims

We provide certain limited warranties covering most of our residential roofing products for periods generally ranging from 20 to 40 years, although certain of our product lines provide for a lifetime limited warranty. Although terms of warranties vary, we believe that our warranties generally are consistent with those offered by our competitors with the exception of our unique “Golden Pledge” warranty.  We also offer certain limited warranties of varying duration covering most of our commercial roofing products. Most of our specialty building products and accessories carry limited warranties for periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products. We review the reserves established for estimated probable future warranty claims at least on a periodic basis.

Competition

The roofing products industry is highly competitive and includes a number of national competitors. These competitors in the residential roofing and accessories markets are Owens Corning, Tamko, Elkcorp and CertainTeed Corporation, and in the commercial roofing market are Johns Manville, Firestone Building Products and Carlisle Companies, Inc. In addition, there are numerous regional competitors, principally in the commercial roofing market.

Competition is based largely upon products and service quality, distribution capability, price and credit terms. We believe that we are well-positioned in the marketplace as a result of our broad product lines in both the residential and commercial markets, consistently high product quality, strong sales force and national distribution capabilities. As a result of the growth in demand for premium laminated shingles, a number of roofing manufacturers, including our company, have increased their laminated shingle production capacity in recent years. In that regard, to support our continued premium laminated shingle growth in the Northeast and Canadian markets, in May 2004, we acquired certain assets of a manufacturing facility located in Quakertown, Pennsylvania from Atlas Roofing Corporation. The Quakertown manufacturing facility provides us with immediate production capacity to keep pace with the growing demand for our products in the North American markets, plus additional capacity expansion, as well as saturated felt products.

Our specialty building products and accessories business is highly competitive with numerous competitors due to the breadth of the product lines we market. Major competitors include Gibraltar, Southwark Metal Manufacturing Co., Lomanco Inc., Standex International Corp. and Hart & Cooley, Inc.

Research and Development

We primarily focus our research and development activities on the development of new products, process improvements and the testing of alternative raw materials and supplies. Our research and development activities, dedicated to residential, commercial and fiberglass products, are located at technical centers in Wayne, New Jersey, Chester, South Carolina and Walpole, Massachusetts. Our research and development expenditures were approximately $9.4, $9.3 and $7.6 million in 2005, 2004 and 2003, respectively.

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

In addition, we own numerous registered trademarks in the United States and in many foreign countries that apply to our product offerings and businesses. Most works of authorship, such as computer programs, catalogs, product brochures and sales literature, carry appropriate notices indicating our claim to copyright protection under United States law and where appropriate, international treaties. See Item 3, “Legal Proceedings—Other Litigation.”

Environmental Compliance

Since 1970, federal, state and local authorities have adopted and amended a wide variety of federal, state and local environmental laws and regulations relating to environmental matters. The environmental laws and regulations deal with air and water emissions or discharges into the environment, as well as the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. These laws and regulations affect us because of the nature of our operations and that of our predecessor and certain of the substances that are, or have been used, produced or discharged at our or its plants or at other locations. We made capital expenditures of approximately $0.6, $2.5 and $1.9 million in 2005, 2004 and 2003, respectively, relating to environmental compliance. These expenditures are included in additions to property, plant and equipment.

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

See Item 3, “Legal Proceedings—Environmental Litigation.”

Employees

At December 31, 2005, we employed approximately 3,700 people worldwide, approximately 1,200 of which were subject to fourteen union contracts. The contracts are effective for three to five year periods. During 2005 and through the first quarter of 2006, seven labor contracts expired and were renegotiated. We believe that our relations with our employees and their unions are satisfactory.

Other Information

Any materials that we have filed with the Securities and Exchange Commission may be read and copied by the public at the SEC’s Public Reference Room located at 450 Fifth Street, N.W., Washington, DC 20549 or by telephoning the SEC at 1-800-SEC-0330. These reports are also available electronically on the SEC’s EDGAR website at www.sec.gov. Alternatively, if you wish to receive a paper copy of our reports or any of the exhibits filed with or furnished to the SEC, they may be obtained by writing to: the Corporate Secretary, Building Materials Corporation of America, 1361 Alps Road, Wayne, New Jersey 07470.

Item 1A.   Risk Factors.

Risks Related to Investing in our Securities

We may be forced to contribute assets to our indirect parent to satisfy its bankruptcy creditors, potentially rendering us unable to pay principal and interest on our credit obligations.

On January 5, 2001, our indirect parent, G-I Holdings Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. G-I Holdings, the successor to GAF Corporation by merger, is a privately-held holding company and we are its only operating subsidiary. Although we were not included in the bankruptcy filing, the creditors’ committee in the G-I Holdings case petitioned to substantively consolidate us with G-I Holdings or cause us to file for bankruptcy protection. Although the petition was denied by the bankruptcy court on a preliminary basis, the committee is still seeking such relief. On July 7, 2004, the creditors’ committee filed a claim challenging, as a fraudulent conveyance, the transactions entered into in connection with our formation in 1994, which we refer to as the 1994 transaction, in which G-I Holdings caused to be transferred to us all of its roofing business and assets and in which we assumed certain liabilities relating to those assets, including a specified amount of asbestos liabilities. In addition, on July 7, 2004, the creditors’ committee (in the name of G-I Holdings), filed a claim against holders of BMCA’s bank and bond debt outstanding in 2000, seeking to avoid the liens granted to them, based on the committee’s theory that the 1994 transaction was a fraudulent conveyance. Claimants in the G-I Holdings bankruptcy case may seek to file their asbestos-related bodily injury claims against us or additional claims of the G-I Holdings estate under alternative arguments. In these actions, claimants generally do not specify damages and seek to hold BMCA directly liable for damages as would be established in unspecified future judicial proceedings arising out of asbestos-containing products for which G-I Holdings Inc. would be responsible. If we are not successful defending against one or more such claims, we may be forced to file for bankruptcy protection and/or contribute all or a substantial portion of our assets to satisfy the claims of G-I Holdings’ creditors. Either of these events, or the substantive consolidation of G-I Holdings and BMCA, would weaken our operations and cause us to divert a material amount of our cash flow to satisfy the asbestos claims of G-I Holdings, and may render us unable to pay interest or principal on our credit obligations, including our 8% Senior Notes due 2007, our 8% Senior Notes due 2008, and our 7 3/4% Senior Notes due 2014. We refer to these notes collectively as the “Senior Notes.”  See “Legal Proceedings.”

There will be a change of control if our outstanding common stock is liquidated as a result of our parent company’s bankruptcy. If a change of control occurs, we may be unable to satisfy our obligations under our Senior Secured Revolving Credit Facility, our Senior Notes or other debt instruments.

Even if we are not forced to file for bankruptcy protection, contribute our assets to satisfy the claims of G-I Holdings’ creditors or convey our assets to G-I Holdings, the bankruptcy court administering the G-I Holdings case may order the liquidation of the assets of G-I Holdings, which includes all of our outstanding common stock. The transfer of our capital stock could constitute a change of control under our $350 million Senior Secured Revolving Credit Facility, which we refer to as the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes. A change of control is an event of default under our Senior Secured Revolving Credit Facility, which would result in the acceleration of all our borrowings thereunder. Any such acceleration would be an event of default under our Senior Notes, pursuant to which payment under our Senior Notes may be accelerated. If a change of control occurs, we may be unable to satisfy our obligations under our Senior Secured Revolving Credit Facility, our Senior Notes or other debt instruments.

In addition, the indentures relating to the Senior Notes provide that if a change of control occurs, our noteholders will have the right to require us to repurchase their notes at a premium above the principal amount, plus any accrued and unpaid interest to the repurchase date. Our Senior Secured Revolving Credit Facility limits us from repurchasing our Senior Notes. Any of our future credit facilities or other obligations may contain similar restrictions. In the event a change of control occurs at a time when we are effectively prohibited from purchasing our Senior Notes, we could seek the consent of the lenders to offer to purchase our Senior Notes or could attempt to refinance the borrowings that contain the prohibition. If we do not obtain such consent or refinance such borrowings, we will be prohibited from repurchasing our Senior Notes. Even if we are permitted to make a change of control offer, we may not have available funds sufficient to pay the change of control purchase price for any or all of our Senior Notes that are delivered by holders for repurchase. Any failure to repurchase our Senior Notes, whether or not prohibited by our other debt instruments, would constitute an event of default under the relevant indentures, which in turn would constitute a default under the Senior Secured Revolving Credit Facility. If any of these events of default were to occur, we may be unable to pay the accelerated principal amount of and interest on our Senior Notes and our noteholders will lose some or all of their investments.

Our substantial leverage could impair our ability to fulfill our obligations under our Senior Notes and restrict our future operations.

We have substantial outstanding debt and, as a result, significant debt service obligations. At December 31, 2005, we had total outstanding consolidated debt of $606.l million (including $52.8 million of loans payable to our parent corporation). For the year ended December 31, 2005 we had $62.3 million of interest expense. We anticipate funding these obligations principally from our cash on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility. Our substantial outstanding debt has important consequences to our noteholders, including the risk that we may not generate sufficient cash flow from operations to pay principal and interest on our debt, including our Senior Notes, or to invest in our businesses. We may not be able to satisfy our obligations, including those under our Senior Notes, from our cash flow from operations and refinancings. If we cannot, we might be able to raise cash to satisfy our obligations through potential sales of assets or equity. Our ability to do so, however, depends on our results of operations, market conditions, restrictions contained in our Senior Secured Revolving Credit Facility and the indentures relating to our Senior Notes and other factors. If we are unable to refinance debt or raise funds though sales of assets or equity or otherwise, we may be unable to pay principal of and interest on our Senior Notes potentially causing foreclosure by our creditors on our assets and potentially rendering us unable to continue as a going concern.

Our substantial leverage could have additional important consequences to our business, including:

•       limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, debt service requirements and other general corporate purposes;

•       reducing the availability of our cash flow to fund our working capital requirements, capital expenditures, and other general corporate requirements because we will be required to use a significant portion of our cash flow to service our debt obligations;

•       increasing our vulnerability to general economic downturns and adverse industry conditions;

•       increasing our exposure to interest rate increases because a portion of our borrowings is at variable interest rates; and

•       placing us at a competitive disadvantage to competitors that have less relative amounts of debt.

In addition, subject to covenants contained in our Senior Secured Revolving Credit Facility and the indentures relating to our Senior Notes, we may incur additional debt in the future. Under the most restrictive debt incurrence covenant of our debt instruments, which is the Senior Secured Revolving Credit Facility, we could incur additional debt of approximately $50.0 million as of December 31, 2005. This does not include any availability under our Senior Secured Revolving Credit Facility, which was $254.7 million at December 31, 2005. To the extent we incur any additional debt, the risks discussed above will be intensified. Moreover, some of the debt we may incur may be secured by first-priority liens in the collateral securing our Senior Notes, which would have priority over the rights of holders of the Senior Notes, with respect to the collateral. In a foreclosure, noteholders will not have access to the collateral until the first priority obligations are fully repaid, and they may therefore lose some or all of their investment.

The value of the collateral securing our Senior Notes may not be sufficient to satisfy our obligation on our Senior Notes and the collateral securing our Senior Notes may be diluted or reduced under certain circumstances.

The Senior Notes are secured by second-priority liens on substantially all of the assets of our company and our subsidiaries to the extent and for so long as such assets are used to secure borrowings under our Senior Secured Revolving Credit Facility, including refinancings. Borrowings under our Senior Secured Revolving Credit Facility and certain other obligations to the lenders and their affiliates permitted thereunder are secured by first-priority liens on this collateral. As of December 31, 2005, we and our subsidiaries had $14.2 million of debt outstanding under industrial development revenue bonds, $17.0 million outstanding under our Senior Secured Revolving Credit Facility, $254.7 million of availability under our Senior Secured Revolving Credit Facility and $505.4 million of debt outstanding under our Senior Notes. Those industrial development revenue bonds are secured by letters of credit under our Senior Secured Revolving Credit Facility which are, like other borrowings under our credit facility, secured by first-priority liens on the collateral. Our Senior Notes are secured by second-priority liens on the collateral. The collateral may also secure additional debt to the extent permitted by our Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes. The value of the collateral may not be sufficient to repay our borrowings under our Senior Secured Revolving Credit Facility and our other secured obligations, including our Senior Notes. All of our outstanding borrowings under our Senior Secured Revolving Credit Facility and any other obligations secured by first-priority liens must be repaid in full before any collateral is available to noteholders. Moreover, the priority with respect to the collateral is shared equally by noteholders of all of our outstanding Senior Notes and any other senior debt that is secured by second-priority liens on the collateral. In addition, other parties may hold liens (including statutory liens), whether or not permitted by the indentures governing our Senior Notes, which may entitle them to share in the value of the collateral, and thereby reduce the proceeds available to satisfy the obligations under our Senior Notes.

As of December 31, 2005, the book value of the collateral securing the Senior Notes was $990.5 million. No appraisal of the collateral was made in 2005. The value of the collateral in the event of liquidation may be less than book value and will depend upon market and economic conditions, the availability of buyers, the quantity of assets being sold and the speed at which they are to be sold and other factors. By their nature, portions of the collateral may be illiquid and may have no readily ascertainable market value. In addition, a significant portion of the collateral includes assets that may only be usable, and thus retain value, as part of our operating business. Accordingly, any such sale of the collateral separate from the sale of certain operating businesses may not be feasible or of significant value.

The collateral securing our Senior Notes may be subject to the exclusive control of the lenders under our Senior Secured Revolving Credit Facility and the value of such collateral may therefore not be available to our noteholders.

The lenders under our Senior Secured Revolving Credit Facility may release all or any portion of the collateral securing that facility and securing the Senior Notes in a number of circumstances without the consent of the holders of our Senior Notes. In addition, if the credit facilities are repaid in full and not refinanced with other secured debt, and certain other conditions are satisfied, the liens securing the Senior Notes will be released.

At any time our Senior Secured Revolving Credit Facility is outstanding, our senior lenders generally have the exclusive right to exercise rights and remedies against the collateral, including the ability to direct the commencement of enforcement proceedings. As a result, if there were an event of default under the Senior Notes, the lenders under our Senior Secured Revolving Credit Facility could decide not to foreclose on the collateral, regardless of whether or not there is a default under the new credit facilities. In such an event, the only remedy available to the holders of the Senior Notes would be to sue for payment on the Senior Notes and the subsidiary guarantees. The interests of our senior lenders and other creditors with first-priority liens on the collateral may differ from our noteholders and they will have no control over the collateral following an event of default on the Senior Notes.

Our creditors’ ability to foreclose upon and sell the collateral is limited by applicable bankruptcy laws and the value of such collateral may therefore not be available to our noteholders.

If a bankruptcy petition were filed by or against us, the ability of the collateral agent to exercise remedies against the collateral would be automatically stayed pending bankruptcy court approval. The

United States Bankruptcy Code permits a debtor to use collateral even though the debtor is in default under applicable debt instruments, provided that the secured creditor is given “adequate protection.”  The meaning of the term “adequate protection” may vary according to the circumstances, but it is intended in general to protect the value of the secured creditor’s interest in collateral. In view of the lack of a precise definition of the term “adequate protection” and the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments with respect to our Senior Notes could be delayed following commencement of a bankruptcy case, whether or when the collateral agent could repossess or dispose of the collateral for the benefit of the secured creditors, or whether and to what extent the holders of the Senior Notes would receive any value for the Senior Notes.

Our parent corporations are dependent upon our cash flow to satisfy their obligations, including asbestos-related and tax liabilities, and they could cause us to make distributions to them that would reduce our liquidity or result in a change of control.

G-I Holdings and BMCA Holdings Corporation, our parent corporations, are dependent upon the cash flow of our company and their other subsidiaries in order to satisfy their obligations, including asbestos related claims and tax liabilities. In order to satisfy those obligations, those corporations might take various actions that would reduce our liquidity, including causing us to make distributions to our stockholders by means of dividends or otherwise or causing us to make loans to them. Although our Senior Secured Revolving Credit Facility and the indentures relating to our Senior Notes restrict our ability to pay dividends or make distributions or loans to our parent companies, there are a number of exceptions to such restrictions. Our parent corporations might also cause BMCA Holdings Corporation to sell our common stock resulting in a change of control. Their creditors could also seek to cause our parent corporations to sell our common stock or take similar action in order to satisfy liabilities owed to them. The only significant asset of our parent corporations is the stock of our company.

We are severally liable for federal income tax liabilities of the G-I Holdings Inc. consolidated group.

On September 15, 1997, a predecessor of G-I Holdings Inc. received a tax deficiency notice in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in other years) in connection with the formation in 1990 of Rhône Poulenc Surfactants and Specialties, L.P., or the surfactants partnership, a partnership in which GAF Fiberglass Corporation, another predecessor to G-I Holdings Inc., held an interest. This notice could result in G-I Holdings incurring liabilities significantly in excess of its deferred tax liability. If G-I Holdings is unsuccessful in challenging its tax deficiency notice and is unable to satisfy its tax obligations, it might take the various actions described in the paragraph above. In addition, as a member of the G-I Holdings Inc. consolidated group for federal income tax purposes, we are severally liable for the portion of any tax deficiency that is attributable to those taxable years of the G-I Holdings Inc. consolidated group of which we are a member. G-I Holdings Inc. may not prevail in the surfactants partnership matter. See “Legal Proceedings—Tax Claim Against G-I Holdings” and “Certain Relationships and Related Transactions—Tax Sharing Agreement.”

Federal and state statutes allow courts, under specific circumstances, to void the subsidiary guarantees and the second-priority liens securing the subsidiary guarantees.

Our creditors or the creditors of the subsidiary guarantors could challenge the subsidiary guarantees and the liens granted by our subsidiaries securing the Senior Notes as fraudulent conveyances or on other grounds. The creditors of our parent company, which could include the previously mentioned asbestos claimants under certain circumstances, could challenge the liens granted by our subsidiaries securing the subsidiary guarantees as fraudulent conveyances, preferences or on other grounds. See “Legal Proceedings.”  The delivery of the subsidiary guarantees and the grant of the second-priority liens securing the Senior Notes and the subsidiary guarantees could be found to be a fraudulent transfer and declared void if a court determines that: (1) the subsidiary guarantee was delivered or the lien was granted with the intent to hinder, delay or defraud the subsidiary guarantor’s existing or future creditors, (2) the subsidiary guarantor did not receive fair consideration for the delivery of the guarantee or the incurrence of the lien or (3) the subsidiary guarantor was insolvent at the time it delivered the subsidiary guarantee or granted the lien or was rendered insolvent by such delivery or grant.

The measure of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a subsidiary guarantor would be considered insolvent if:

•       the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

•       if the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•       it could not pay its debts as they became due.

If a court declares the security interests in respect of the Senior Notes to be void, any claim asserted against us for amounts payable on the Senior Notes would be unsecured. If a court declares either the subsidiary guarantees or the security interests in respect thereof to be void, or if the subsidiary guarantees must be limited or voided in accordance with their terms, any claim noteholders make against the subsidiary guarantors for amounts payable on the subsidiary guarantees would be unsecured or subordinated to the debt and other liabilities of our subsidiary guarantors, including trade payables.

Restrictive covenants in our Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes may prevent us from pursuing business activities that could otherwise improve our results of operations.

The terms of our Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes limit our ability and the ability of our subsidiaries to, among other things:

•       incur debt;

•       issue capital stock of our subsidiaries;

•       make certain payments and pay dividends;

•       create liens;

•       enter into transactions with stockholders and affiliates;

•       enter into restrictions affecting the ability of our subsidiaries to make distributions, loans or advances to us or other subsidiaries;

•       sell certain assets;

•       issue guarantees; and

•       merge or consolidate with, or sell all or substantially all of our assets to, another person.

Our Senior Secured Revolving Credit Facility also limits the amount of capital expenditures we may make and requires us to maintain certain financial ratios. Complying with these restrictive covenants and financial ratios, as well as those that may be contained in any future debt agreements, may impair our ability to finance our future operations or capital needs or to take advantage of other favorable business opportunities. They may also limit our ability to pay interest or principal on our Senior Notes. Our ability to comply with these restrictive covenants and financial ratios will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with any of these covenants or restrictions when they apply will result in a default under the particular debt instrument, which could permit acceleration of the debt under the instrument and the acceleration of debt under our other debt instruments. If we default on our covenants, and our debt is thereafter accelerated, we may not have sufficient funds available to make the required payments under our debt.

Risks Related to our Business

Increased raw material and energy costs or shortages of raw materials could reduce our profitability.

Our business relies on the availability of reasonably priced raw materials that are used in the production of our products. The availability and prices of these materials may be influenced by a number of different factors, many of which are not within our control. Shortages of and price increases for certain of these materials, including asphalt, some of which are directly correlated to increases in the price of crude oil, have occurred from time to time and may occur in the future. Any significant price increases for our raw materials, or increases in energy costs, would reduce our margins to the extent we are unable to pass such price increases on to our customers. Any significant changes in our suppliers of raw materials could involve delays and costs that could significantly harm our business, financial condition and results of operations. See “Business—Raw Materials.”

We face significant competition in the markets we serve.

The roofing products industry is highly competitive in most product categories and geographic regions. Some of our competitors are companies or divisions or operating units of companies that have greater financial and other resources than we do. Competition is based largely upon products and service quality, distribution capability and price. We compete for retail and wholesale business with both large national manufacturers and smaller regional producers. In certain circumstances, due primarily to factors such as freight rates and customer preference for local brands, manufacturers with better access to certain geographic markets may have a competitive advantage in such markets. In addition, should the roofing products industry experience a prolonged period of excess capacity, it could result in downward pricing pressure and intensified competition. Given these factors, we may not be able to continue to compete successfully against existing or new competitors. Any such failure could dramatically reduce our cash flows and adversely affect our results of operations and financial condition. See “Business—Competition.”

The loss of one or two large customers could weaken our business and results of operations.

During 2005, sales to The Home Depot and American Builders & Contractors Supply Company each represented more than 10% of our overall net sales. If we lose either or both of these customers or other significant customers, or experience extended delays or cancellations of significant volume or a significant decline in the level of purchases from either or both of them or other significant customers, our net income could decline and our business, financial condition and results of operations could be significantly harmed.

Increases in labor union organizing activity and work stoppages at our facilities or the facilities of our suppliers could weaken our financial performance.

Our financial performance is affected by the availability of qualified manufacturing personnel. At December 31, 2005, approximately 32% of our employees were represented by fourteen labor unions. Our business, financial condition and results of operations could suffer if a strike or other type of conflict with personnel arises or if we become the subject of union organizing activity. Furthermore, some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

We are dependent on certain key personnel, the loss of whom could weaken our financial performance and prospects.

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees. Our senior executive management team has significant company and industry experience. The senior operating team has an aggregate of over 75 years of work experience with BMCA and has an extensive knowledge of our company, customers, competitors and the industry. This team has been instrumental in developing a successful business strategy, and achieving the recent improvements in our operating and financial performance. Members of our senior management may not continue in their current positions. The loss of the services of any of these individuals could result in reduced revenues and could weaken our financial performance and our results of operations.

Environmental laws and regulations could subject us to significant future liabilities.

Our manufacturing facilities are subject to extensive and changing federal, state and local environmental laws and regulations. These laws and regulations pertain to air and water emissions or discharges into the environment, the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act and similar state laws. In those proceedings and lawsuits, recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed. A number of those are in the early stages or have been dormant for protracted periods. See “Legal Proceedings—Environmental Litigation.”  We believe that our manufacturing facilities comply in all material respects with applicable laws and regulations. The discovery of presently unknown environmental conditions, changes in scope or enforcement of environmental laws and regulations or their interpretation, or other unanticipated events will give rise to expenditures or liabilities that may weaken our business, financial condition or results of operations. See “Legal Proceedings—Environmental Litigation.”

Our controlling stockholder has the ability to elect our entire Board of Directors and can control the outcome of any matter submitted to our stockholders.

We are an indirect subsidiary of G-I Holdings Inc., which is 100% beneficially owned (as defined in Rule 13d-3 of the Securities Exchange Act of 1934) by Samuel J. Heyman. Mr. Heyman is a director of G-I Holdings and was named our Acting Chief Executive Officer in October 2005. Accordingly, Mr. Heyman has the ability to elect our entire Board of Directors and to determine the outcome of any other matter submitted to our stockholders for approval, including, subject to the terms of the indentures relating to the Senior Notes, mergers, consolidations and the sale of all, or substantially all, of our assets. Mr. Heyman may exercise his control over us according to interests that are different from the interests of our noteholders. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.                        Properties.

Our corporate headquarters and principal research and development laboratories are located at a 100-acre campus-like office and research park owned by a subsidiary of ISP, at 1361 Alps Road, Wayne, New Jersey 07470. We occupy our headquarters pursuant to our management agreement with ISP. See Item 13, “Certain Relationships and Related Transactions—Management Agreement.”

We own or lease the principal real properties described below. Unless otherwise indicated, the properties are owned in fee. In addition to the principal facilities listed below, we maintain sales offices and warehouses, substantially all of which are in leased premises under relatively short-term leases.

Location	Facility
Alabama
Mobile	Plant, Warehouse*
California
Fontana	Plant, Regional Sales Office
Hollister	Plant, Plant*
Ontario	Warehouse*
Shafter	Plant, Warehouse*
Stockton	Plant, Plant, Warehouses*
Florida
Tampa	Plant, Regional Sales Office*
Georgia
Cumming	Plant
Savannah	Plant
Indiana
Evansville	Warehouse*
Mount Vernon	Plant, Plant
Michigan City	Plant, Warehouse*
Illinois
Romeoville	Regional Sales Office*
Maryland
Baltimore	Plant, Warehouses*, Warehouse
Massachusetts
Millis	Plant, Warehouse*
Walpole	Plant*, Research Center*
Minnesota
Lakeville	Warehouse*
Minneapolis	Plant, Warehouse*, Warehouse
New Jersey
Bridgewater	Warehouse*
North Branch	Plant
North Brunswick	Regional Sales Office*, Warehouses*
Swedesboro	Regional Sales Office*
Wayne	Headquarters*, Corporate Administrative Offices*, Research Center*
North Carolina
Burgaw	Plant
Goldsboro	Plant, Warehouses*
Ohio
Wadsworth	Plant*
Pennsylvania
Erie	Plant, Warehouses*
Quakertown	Plant
Wind Gap	Plant
South Carolina
Chester	Plant, Research Center
Tennessee
Nashville	Plant, Quality Control Center*
Texas
Addison	Regional Sales Office*
Dallas	Plant, Warehouses*, Warehouse
Port Arthur	Customer Service Center

*                    Leased Property

In addition to the foregoing list, we have two manufacturing facilities in Port Arthur, Texas and Albuquerque, New Mexico that are currently closed. We believe that our plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Due to the seasonality of our business, our production facilities generally run at full capacity during the months necessary to meet our peak seasonal operating demands. Each plant has adequate transportation facilities for both raw materials and finished products. In 2005, we made capital expenditures and an acquisition of a manufacturing facility of approximately $61.0 million relating to property, plant and equipment.

Item 3.                        Legal Proceedings.

Asbestos Bodily Injury Claims.   In connection with our formation, we contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber (“Asbestos Claims”) of our indirect parent, G-I Holdings. As of March 30, 1997, we paid all of our assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. Most Asbestos Claims do not specify the amount of damages sought. This Chapter 11 proceeding remains pending.

Claimants in the G-I Holdings’ bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings’ assets, including its holdings of BMCA Holdings Corporation’s common stock and its indirect holdings of our common stock. Such action could result in a change of control of our Company. In addition, those creditors may attempt to assert Asbestos Claims against our Company. Approximately 1,900 Asbestos Claims were filed against us prior to February 2, 2001. We believe that we will not sustain any liability in connection with these or any other Asbestos Claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against us. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction prohibiting the bringing or prosecution of any such Asbestos Claim against us. On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the “BMCA Action”). One of the parties to this matter, the Official Committee of Asbestos Claimants (the “creditors’ committee”), subsequently filed a counterclaim against BMCA seeking a declaration that BMCA has successor liability for Asbestos Claims against G-I Holdings and that BMCA is the alter ego of G-I Holdings. On May 13, 2003, the United States District Court for the District of New Jersey overseeing the G-I Holdings’ Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will therefore be heard by the District Court. On July 26, 2005, one party in the BMCA Action, the legal representative of future demand holders in the G-I bankruptcy was dismissed from the case. The District Court originally scheduled this matter for trial beginning April 3, 2006 but due to the retirement of the district judge, the trial has been adjourned without date pending reassignment to a new judge. The BMCA Action continues against the creditors’ committee in the G-I Holdings bankruptcy. It is not possible to predict the outcome of this litigation, although we believe our claims are meritorious. While we cannot predict whether any additional Asbestos Claims will be asserted against us or our assets, or the outcome of any litigation relating to those claims, we believe that we have meritorious defenses to any claim that we have asbestos-related liability, although there can be no assurances in this regard.

Actions Relating to G-I Holdings’ Bankruptcy.   On or about February 8, 2001, the creditors’ committee established in G-I Holdings’ bankruptcy case filed a complaint in the United States Bankruptcy Court,

District of New Jersey against G-I Holdings and us. The complaint requests substantive consolidation of us with G-I Holdings or an order directing G-I Holdings to cause us to file for bankruptcy protection. We and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the bankruptcy court denied plaintiffs’ application for interim relief. In November 2002, the creditors’ committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings’ bankruptcy. In December 2002, the bankruptcy court denied the motion. The creditors’ committee appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003. The creditors’ committee appealed the denial to the Third Circuit Court of Appeals, which denied the appeal on September 24, 2004. The creditors’ committee filed a petition with the Third Circuit Court of Appeals for a rehearing of its denial of the creditors’ committee’s appeal, which was denied by the court on October 26, 2004.

On February 27, 2004, the creditors’ committee, joined in by the legal representative, filed a motion to modify the preliminary injunction and to seek authority by the bankruptcy court to avoid, on various grounds, certain liens granted in connection with the financing obtained by us in December 2000. G-I Holdings and we have opposed the motion, and a hearing on the motion was held by the bankruptcy court on March 29, 2004. By opinion dated June 8, 2004, the court granted the motion in part and denied it in part. On July 7, 2004, the creditors’ committee filed a claim challenging, as a fraudulent conveyance, the transactions entered into in connection with our formation in 1994, in which G-I Holdings caused to be transferred to our company all of its roofing business and assets and in which we assumed certain liabilities relating to those assets, including a specified amount of asbestos liabilities (the “1994 transaction”). In addition, on July 7, 2004, the creditors’ committee filed a claim against holders of BMCA’s bank and bond debt outstanding in 2000, seeking to avoid the liens granted to them, based on the committee’s theory that the 1994 transaction was a fraudulent conveyance. On August 3, 2004, the creditors’ committee filed an amended complaint adding the names of additional alleged bondholders. On July 20, 2004, the creditors’ committee appealed the court’s decision, issued on June 8, 2004, seeking the authority to file a lawsuit against the banks and bondholders discussed above, challenging the liens granted to them in 2000 as a fraudulent conveyance and are appealing, among other things, certain adverse rulings relating to statute of limitation issues. G-I Holdings, the holders of our bank and bond debt and we have filed cross appeals. This appeal remains pending before the District Court.

We believe that the claims of the creditors’ committee are without merit. However, if we are not successful defending against one or more of these claims, we may be forced to file for bankruptcy protection and/or contribute all or a substantial portion of our assets to satisfy the claims of G-I Holdings’ creditors. Either of these events, or the substantive consolidation of G-I Holdings and us, would weaken our operations and cause us to divert a material amount of our cash flow to satisfy the asbestos claims of G-I Holdings, and may render us unable to pay interest or principal on our credit obligations.

Asbestos-in-Building Claims.   G-I Holdings has also been named as a co-defendant in asbestos-in-buildings cases for economic and property damage or other injuries based upon an alleged present or future need to remove asbestos containing materials from public and private buildings. We refer to the asbestos-in-building claims as the “Building Claims.” Most Building Claims do not seek to recover an amount of specific damages. Since these actions were first initiated approximately 20 years ago, G-I Holdings has not only successfully disposed of approximately 145 of these cases, but is a co-defendant in only three remaining lawsuits, one of which has been dormant. These actions have been stayed as to G-I Holdings pursuant to the G-I Holdings’ bankruptcy case. No Building Claims have ever been filed directly against BMCA. We have not assumed any liabilities with respect to Building Claims, and believe we will not sustain any liability in connection with such claims.

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

In all the Building Claims, which are presently stayed as to G-I Holdings as a result of the G-I Holdings’ bankruptcy filing, G-I Holdings’ defense costs have been paid by one of its primary carriers. While G-I Holdings expects that this primary carrier will continue to be obligated to defend and indemnify G-I Holdings, this primary carrier has reserved its rights to later refuse to defend and indemnify G-I Holdings and to seek reimbursement for some or all of the fees paid to defend and resolve the Building Claims.

Environmental Litigation

We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. We refer to these proceedings and lawsuits below as “Environmental Claims.”  Most of the Environmental Claims do not seek to recover an amount of specific damages.

In connection with our formation, we contractually assumed all environmental liabilities of G-I Holdings relating to existing plant sites and our business as then conducted. The estimates referred to below reflect those environmental liabilities assumed by us and our other environmental liabilities. The environmental liabilities of G-I Holdings that we did not assume relate primarily to closed manufacturing facilities. G-I Holdings estimates that, as of December 31, 2005, its liability in respect of the environmental liabilities of G-I Holdings not assumed by us was approximately $12.4 million, not accounting for any possible reduction of liability as a result of the G-I Holdings’ bankruptcy, before insurance recoveries reflected on its balance sheet of $9.8 million. We estimate our liability as of December 31, 2005, in respect of assumed and other environmental liabilities is $1.1 million, and expect insurance recoveries, as discussed below, of $1.3 million. Insurance recoveries reflected on these balance sheets relate to both past expenses and estimated future liabilities. We refer to these recoveries below as “estimated recoveries.”

At most sites, we anticipate that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. Although it is difficult to predict the ultimate resolution of these claims, based on our evaluation of the financial responsibility of the parties involved and their insurers, relevant legal issues and cost sharing arrangements now in place, we estimate that our liability in respect of all Environmental Claims, including certain environmental compliance expenses, will be as discussed above. While we cannot predict whether adverse decisions or events can occur in the future, in the opinion of management, the resolution of such matters should not be material to our business, liquidity, results of operations, cash flows or financial position. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability. For information relating to other environmental compliance expenses, see Item 1, “Business—Environmental Compliance.”

After considering the relevant legal issues and other pertinent factors, we believe that it is probable that we will receive the estimated recoveries and the legal expenses incurred by G-I Holdings on our behalf. We also believe that we are entitled to the estimated recoveries, although our insurers have not affirmed a legal obligation under the policies to provide indemnity for those claims.

In June 1997, G-I Holdings commenced litigation on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities in the Superior Court of New Jersey, Somerset County, seeking amounts substantially in excess of the estimated recoveries. This action was removed to the United States Bankruptcy Court for the District of New Jersey in February 2001, in conjunction with the G-I Holdings’ bankruptcy case. In November 2002, the parties agreed to have the action remanded to the Superior Court of New Jersey, Somerset County where it is pending. While we believe that our claims are meritorious, there can be no assurance that we will prevail in our efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

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

In October 1998, G-I Holdings brought suit in the Superior Court of New Jersey - Middlesex County, on our behalf, against certain of its insurers for recovery of the defense costs in connection with the Mobile County, Alabama class action and a declaration that the insurers are obligated to provide indemnification for all damages paid pursuant to the settlement of this class action and for other damages. This action is pending.

On or about February 17, 2004, litigation was commenced against us in the United States District Court for the Eastern District of Pennsylvania by CertainTeed Corporation, alleging patent infringement in connection with certain of our products representing less than 5% of our net sales. No specific amount of damages was sought in this litigation. The parties reached a mutual settlement agreement on January 12, 2006 with respect to this matter, and the case was dismissed by the court.

*  *  *

The cases described above under “Legal Proceedings—Asbestos-in-Building Claims,” “Environmental Litigation” and “Other Litigation” generally do not seek specific amounts of damages, but rather seek all damages from whatever claims are asserted. We believe that the ultimate disposition of the cases, however, will not, individually or in the aggregate, have a material adverse effect on the Company’s liquidity, financial position or results of operations.

Tax Claim Against G-I Holdings

On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service or the IRS, of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhône-Poulenc Surfactants and Specialties, L.P. or the surfactants partnership, a partnership in which G-I Holdings held an interest. G-I Holdings has advised us that it believes that it will prevail in this tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. We believe that the ultimate disposition of this matter will not have a material adverse effect on our business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings’ bankruptcy. If such proof of claim is sustained, we and/or certain of our subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for a portion of those taxes and interest. G-I Holdings has filed an objection to the proof of claim. If the IRS were to prevail for the years in which we and/or certain of our subsidiaries were part of the G-I Holdings Group, we would be severally liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings’ ability to satisfy its tax liabilities and the application of tax credits and deductions.

Item 4.                        Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of our outstanding shares of Class A common stock are owned by BMCA Holdings Corporation or BHC. Accordingly, there is no public trading market for our common stock.

In 2005 and 2004, we declared and paid cash dividends of $15.0 million respectively, in the aggregate, to our parent corporation. In 2003, we did not declare or pay dividends to our parent corporation. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to our consolidated financial statements included in this annual report on Form 10-K for information regarding restrictions on the payment of dividends set forth on pages F-2 to F-21 and pages F-45 to F-49, respectively. Any decision to pay dividends, and the timing and amount thereof, is dependent upon, among other things, our results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by our Board of Directors.

Item 6.                        Selected Financial Data.

See page F-22.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See page F-2.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition—Market-Sensitive Instruments and Risk Management” on page F-21.

Item 8.                        Financial Statements and Supplementary Data.

See Index on page F-1 and Financial Statements and Supplementary Data on pages F-2 to F-72.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.                Controls and Procedures.

Disclosure Controls and Procedures:   Our management, with the participation of the Acting Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Acting Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act. Our Acting Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting:   There were no significant changes in our internal control over financial reporting identified in management’s evaluation during the fourth quarter of fiscal year 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Executive Officers of the Registrant

The following are the name, age and respective positions of our directors and executive officers.

Name	Age	Position
Samuel J. Heyman	67	Acting Chief Executive Officer
William W. Collins	55	Chief Executive Officer, President and Director
Robert B. Tafaro	55	Chief Operating Officer, Executive Vice President—Roofing Systems and Director
John F. Rebele	51	Senior Vice President, Chief Financial Officer, Chief Administrative Officer and Director
David A. Harrison	49	Senior Vice President-Marketing, Contractor Services and Corporate Development and Director
Kenneth E. Walton	49	Senior Vice President-Operations and Director
Susan B. Yoss	47	Senior Vice President

Set forth below is a description of the backgrounds, including business experience over the past five years, for each of our directors and executive officers. There are no family relationships that exist between any of our directors or executive officers. Under our bylaws, our officers are elected by the Board of Directors and hold office until their respective successors are duly elected and qualified. As used in this section, “ISP” refers to International Specialty Products Inc. and its subsidiaries.

Samuel J. Heyman—Mr. Heyman has been Acting Chief Executive Officer since October 2005, during Mr. Collins’ leave of absence. Mr. Heyman has also been a Director of G-I Holdings, a corporation that filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2001, due to Asbestos Claims, which is 100% beneficially owned by Mr. Heyman, for more than five years. Mr. Heyman has also been a Director and Chairman of the Board of International Specialty Holdings Inc., an affiliate, since December 2001 and of ISP since its formation. He is also the Chief Executive Officer, Manager and General Partner of a number of closely held real estate development companies and partnerships whose investments include commercial real estate and a portfolio of publicly traded securities.

William W. Collins—Mr. Collins has been President, Chief Executive Officer and director of BMCA and some of our subsidiaries for more than five years. Mr. Collins also has been a director of G-I Holdings, a corporation that filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2001, due to Asbestos Claims. On September 20, 2005, BMCA announced that Mr. Collins would take a six-month leave of absence beginning in October 2005.

Robert B. Tafaro—Mr. Tafaro has been a director of BMCA and some of our subsidiaries for more than five years and Chief Operating Officer since October 2005. He also has been Executive Vice President, Roofing Systems of BMCA and some of our subsidiaries since February 2005. He was previously Senior Vice President and General Manager—Roofing Systems Sales of BMCA and some of our subsidiaries from October 2003 to February 2005. He was Senior Vice President and General Manager—Residential Systems of BMCA and some of our subsidiaries from July 2000 to October 2003.

John F. Rebele—Mr. Rebele has been a director of BMCA since January 2001 and of BMCA’s subsidiaries since March 2001. He also has been Senior Vice President and Chief Financial Officer of BMCA and some of our subsidiaries since December 2001 and Chief Administrative Officer since April 2005. He was Vice President and Chief Financial Officer of the same companies from January 2001 to December 2001. He was Vice President-Finance of BMCA and some of our subsidiaries from March 1998 to January 2001.

David A. Harrison—Mr. Harrison has been a director of BMCA and some of our subsidiaries for more than five years. He also has been Senior Vice President-Marketing, Contractor Services and Corporate Development of BMCA and some of our subsidiaries for more than five years. He has also served as President of GAF Materials Corporation (Canada) for more than five years.

Kenneth E. Walton—Mr. Walton has been a director of BMCA and some of our subsidiaries for more than five years. He also has been Senior Vice President-Operations of BMCA and some of our subsidiaries for more than five years.

Susan B. Yoss—Ms. Yoss has been Senior Vice President of BMCA and its subsidiaries since August 2001 and was Senior Vice President and Treasurer of the same companies from July 1999 to August 2001. For more than five years, she also has been Senior Vice President, Chief Financial Officer and Treasurer of G-I Holdings, a corporation that filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2001, due to Asbestos Claims. Ms. Yoss has served as Executive Vice President-Finance and Treasurer of ISP and some of its subsidiaries for more than five years.

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

Item 11.                 Executive Compensation.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by our Acting Chief Executive Officer, Chief Executive Officer and the four other most highly compensated executive officers as of December 31, 2005. The salaries and other compensation of Ms. Yoss for services provided by her to our company are paid by ISP in accordance with a management agreement between ISP and our company. See Note (7) to the table below and “Certain Relationships and Related Transactions.”

		Annual Compensation(7)				Long-Term
					Other Annual	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus(1)		Compensation	LTIP Payouts	Compensation
Samuel J. Heyman	2005	$—	$—		$—	$—	$—
Acting Chief Executive
Officer(8)
William W. Collins	2005	$343,858	$775,000		$—	$1,000,262	$25,346	(2)
Chief Executive Officer	2004	417,687	775,000		—	—	19,683	(2)
and President(8)	2003	407,500	775,000		—	—	21,562	(2)
Robert B. Tafaro	2005	$359,271	$600,000	(3)	$—	$—	$26,921	(3)
Chief Operating Officer	2004	324,450	400,000		—	—	19,683	(3)
and Executive Vice	2003	288,083	300,000	(3)	—	—	21,562	(3)
President, Roofing
Systems
John F. Rebele	2005	$297,967	$300,000		$—	$—	$23,159	(4)
Senior Vice President,	2004	272,950	300,000		—	—	18,179	(4)
Chief Financial Officer	2003	236,917	245,000	(4)	—	—	18,917	(4)
and Chief Administrative
Officer
David A. Harrison	2005	$279,064	$200,000		$—	$—	$20,333	(5)
Senior Vice President	2004	268,331	215,000	(5)	—	—	18,179	(5)
Marketing, Contractor	2003	258,010	155,000		—	—	19,260	(5)
Services and Corporate
Development
Kenneth E. Walton	2005	$239,520	$165,000		$—	$—	$19,804	(6)
Senior Vice President—	2004	230,308	175,000		—	—	17,885	(6)
Operations	2003	221,450	150,000	(6)	—	—	18,667	(6)

(1)          Bonus amounts are payable pursuant to our Executive Incentive Compensation Program with the exception of Mr. Collins with respect to his bonus amount, which is payable pursuant to the executive compensation plan.

(2)          Included in “All Other Compensation” for Mr. Collins are: $15,200, $14,850 and $14,500 representing our contribution under the 401(k) plan in 2005, 2004 and 2003, respectively; $8,818, $3,192 and $4,902 for the premiums paid by us for a life insurance policy in 2005, 2004 and 2003, respectively; and $1,328, $1,641 and $2,160 for the premiums paid by us for a long-term disability policy in 2005, 2004 and 2003, respectively. The amount included in “LTIP Payouts” for Mr. Collins represents the value received in connection with the exercise of incentive units in 2005 under BMCA’s 2001 Long-Term Incentive Plan, which we refer to as the Plan. See “Long-Term Incentive Plan.”

(3)          Included in “Bonus” for Mr. Tafaro is $100,000 and $113,236 representing special bonus awards paid in 2005 and 2003, respectively. Included in “All Other Compensation” for Mr. Tafaro are: $15,200, $14,850 and $14,500 representing our contribution under the 401(k) plan in 2005, 2004 and 2003, respectively; $10,146, $3,192 and $4,902 for the premiums paid by us for a life insurance policy in 2005, 2004 and 2003, respectively; and $1,575, $1,641 and $2,160 for the premiums paid by us for a long-term disability policy in 2005, 2004 and 2003, respectively.

(4)          Included in “Bonus” for Mr. Rebele is $87,337 representing a special bonus award paid in 2003. Included in “All Other Compensation” for Mr. Rebele are: $14,950, $14,600 and $14,250 representing our contribution under the 401(k) plan in 2005, 2004 and 2003, respectively; $6,634, $1,938 and $2,651 for the premiums paid by us for a life insurance policy in 2005, 2004 and 2003 respectively; and $1,575, $1,641 and $2,016 for the premiums paid by us for a long-term disability policy in 2005, 2004 and 2003, respectively.

(5)          Included in “Bonus” for Mr. Harrison is $15,000 representing a special bonus award paid in 2004. Included in “All Other Compensation” for Mr. Harrison are: $14,950, $14,600 and $14,250 representing our contribution under the 401(k) plan in 2005, 2004 and 2003, respectively; $3,808, $1,938 and $2,850 for the premiums paid by us for a life insurance policy in 2005, 2004 and 2003, respectively; and $1,575, $1,641 and $2,160 for the premiums paid by us for a long-term disability policy in 2005, 2004 and 2003, respectively.

(6)          Included in “Bonus” for Mr. Walton is $16,968 representing a special bonus award paid in 2003. Included in “All Other Compensation” for Mr. Walton are: $14,950, $14,600 and $14,250 representing our contribution under the 401(k) plan in 2005, 2004 and 2003, respectively; $3,279, $1,778 and $2,507 for the premiums paid by us for a life insurance policy in 2005, 2004 and 2003, respectively; and $1,575, $1,507 and $1,910 for the premiums paid by us for a long-term disability policy in 2005, 2004 and 2003, respectively.

(7)          The salary and other compensation of Ms. Yoss are paid by ISP pursuant to our management agreement with ISP. No allocation of compensation for services to us is made pursuant to the management agreement, except that we reimbursed ISP $300,000, $300,000 and $300,000 for Ms. Yoss for 2005, 2004 and 2003, respectively, under the management agreement in respect of bonus amounts earned in connection with services performed by her for us during those years. In addition, we reimburse ISP, through payment of the management fees payable under the management agreement, for the estimated costs ISP incurs for providing the services of this officer. See Item 13, “Certain Relationships and Related Transactions—Management Agreement.”

(8)          In October 2005, Mr. Collins took a six-month leave of absence, at which time Mr. Heyman assumed the position of Acting Chief Executive Officer. Mr. Heyman does not receive compensation for services rendered as Acting Chief Executive Officer.

Long-Term Incentive Plan

The following table sets forth information on awards granted to the executive officers named in the Summary Compensation Table above during 2005 under our 2001 Long-Term Incentive Plan.

2001 Long-Term Incentive Plan—Awards in 2005

	Date of	Number of Shares, Units or Other	Performance or Other Period Until Maturation	Estimated Future Payouts Under Non-Stock Price-Based Plans
Name	Grant	Rights(1)	or Payout(1)	Threshold ($)(2)	Target ($)(3)	Maximum ($)(3)
Samuel J. Heyman	—	—	—	—	—	—
William W. Collins	4/05	6,000	—	$478.16	—	—
Robert B. Tafaro	4/05	2,200	—	478.16	—	—
John F. Rebele	4/05	1,800	—	478.16	—	—
David A. Harrison	4/05	1,600	—	478.16	—	—
Kenneth E. Walton	4/05	1,600	—	478.16	—	—

(1)          Effective December 31, 2000, we adopted our 2001 Long-Term Incentive Plan. The Plan provides long-term compensation to employees and key management personnel based on BMCA’s book value (as defined in the plan). Our 2001 Long-Term Incentive Plan authorizes the grant of incentive units to eligible employees. Our 2001 Long-Term Incentive Plan is administered by a committee appointed by our board of directors. The number of incentive units granted is determined by the committee in its sole discretion.   Generally, incentive units vest cumulatively, in 20% increments over five years, except that incentive units granted in exchange for preferred stock options retain the vested status and vesting schedule of the options exchanged. The committee may, in its sole discretion, however, grant incentive units with any vesting schedule, other than that normally provided in the 2001 Long-Term Incentive Plan. Vesting will end upon the termination of an employee’s employment with us or any subsidiary for any reason. Incentive units generally are exercisable for a period of six years from the date of grant. If, after a change in control of BMCA, (as defined) an employee’s employment is terminated by us for any reason other than Good Cause (as defined), as a result of death or permanent disability, or by the employee for Good Reason (as defined), all incentive units will become fully and immediately vested and payable in cash.

(2)          Set forth under the “Threshold” column is the initial value (as defined) per unit at which the respective incentive units were granted. The value of incentive units is determined at the end of each fiscal quarter based on our book value at that date less book value as of the date of grant divided by 1,000,010 and is payable in cash upon exercise. Our 2001 Long-Term Incentive Plan was to terminate five years after its effective date of December 2000, unless terminated sooner by the committee, however, in December 2005, the committee exercised its rights to amend the Plan, and extended the term of the Plan through December 2007, which could result in future additional compensation expense. The committee, in its sole discretion, may grant incentive units with an Initial Value that is less than the Initial Value of such incentive units as normally determined under the 2001 Long-Term Incentive Plan.

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

Employment Security Agreements

In June 2001, we entered into employment security agreements with certain of our executive officers and key personnel, including Messrs. Collins, Tafaro, Rebele, Harrison and Walton, in an effort to retain these individuals as well as provide security to us and the executives and to provide for continuity of management in the event of a change in control. The agreements have no expiration date, are supported by irrevocable letters of credit and provide for a single-sum payment consisting of two to three times salary and bonus and related benefits if employment is terminated or a change in employment responsibilities occurs within a thirty-six month period following the change in control event, as defined. At December 31, 2005, the aggregate value of the security agreements related to the above named individuals was $7.7 million, which excludes the cost of medical benefits and any amounts due under the 2001 Long-Term Incentive Plan.

A change in control, as defined in the agreements, would occur when (1) the Heyman Group (as described below) ceases to be the beneficial owner, directly or indirectly, of a majority voting power of the voting stock of BMCA, (2) the transfer or sale of a substantial portion of the property of BMCA in any transaction or series of transactions to any entity or entities other than an entity of which the Heyman Group owns at least 80% of such entity’s capital stock or beneficial interest or (3) any person or entity, other than the Heyman Group, assumes, without the consent of the Heyman Group, management responsibilities for the affairs of G-I Holdings or any subsidiary thereof. The filing of the Chapter 11 case by G-I Holdings did not constitute a change in control but a change in control could occur in the future depending on the outcome of the bankruptcy proceeding.

Under the agreements, the “Heyman Group” means (1) Samuel J. Heyman, his heirs, administrators, executors and entities of which a majority of the voting stock is owned by Samuel J. Heyman, his heirs, administrators or executors and (2) any entity controlled,  directly or indirectly, by Samuel J. Heyman or his heirs, administrators or executors. Also for purposes of this section, “beneficial ownership” shall be determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

Compensation of Directors

Our directors do not receive any additional compensation for their services as directors.

Compensation Committee Interlocks and Insider Participations

We do not have a separate compensation committee. Compensation policies are established by our board of directors, each member of which is also one of our executive officers. See Item 13, “Certain Relationships and Related Transactions.”

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Not Applicable.

Securities Ownership of Certain Beneficial Owners and Management

As of March 29, 2006, 100% of our outstanding shares of Class A common stock were owned of record by BMCA Holdings Corporation.

The following table sets forth information with respect to the ownership of our common stock, as of March 29, 2006, by each other person known to us to own beneficially more than 5% of the common stock outstanding on that date and by all of our directors and executive officers as a group.

Amount and
		Nature of		Total
	Name and Address of	Beneficial	Percent	Voting
Title of Class	Beneficial Owner(1)	Ownership	of Class	Power
Class A Common Stock	Samuel J. Heyman	1,015,010 (2)	100.0%	100.0%
	All directors and executive officers as a group (7 persons)	—	—	—

(1)          The business address for Mr. Heyman is 667 Madison Avenue New York, New York 10021.

(2)          The number of shares shown as being beneficially owned (as defined in Rule 13d-3 of the Exchange Act) by Mr. Heyman attributes ownership of the shares of our common stock owned by BMCA Holdings Corporation, an indirect wholly-owned subsidiary of G Holdings, to Mr. Heyman. As of March 29, 2006, Mr. Heyman beneficially owned (as defined in Rule 13d-3 of the Exchange Act) approximately 99% of the capital stock of G Holdings.

Item 13.                 Certain Relationships and Related Transactions.

Management Agreement

Pursuant to a management agreement, a subsidiary of ISP (of which Samuel J. Heyman beneficially owns, as defined in Rule 13d-3 of the Exchange Act, approximately 100%), provides some general management, administrative, legal and facilities services to us, including the use of our headquarters in Wayne, New Jersey. We were charged approximately $5.8, $5.6 and $6.2 million in 2005, 2004 and 2003, respectively, for these services under the management agreement, inclusive of the services provided to G-I Holdings. These charges consist of management fees and other reimbursable expenses attributable to us, or incurred by ISP for our benefit. They are based on an estimate of the costs ISP incurs to provide those services. The amount payable to ISP for management fees as of December 31, 2005 and 2004 was $0.4 and $0.4 million, respectively. The management agreement also provides that we are responsible for providing management services to G-I Holdings and some of its subsidiaries and that G-I Holdings pay to us a management fee for these services. The aggregate amount paid by G-I Holdings to us for services rendered under the management agreement in 2005, 2004 and 2003 was approximately $0.8 million in each of these years. We also allocate a portion of the management fees payable by us under the management agreement as lease payments for the use of our headquarters. Some of our executive officers receive their compensation from ISP. ISP is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the management agreement.

Due to the unique nature of the services provided under the management agreements, comparisons with third party arrangements are difficult. However, we believe that the terms of the management agreement taken as a whole are no less favorable to us than could be obtained from an unaffiliated third party.

Certain Purchases

We purchase all of our colored roofing granules and algae-resistant granules requirements under a long-term requirements contract from ISP. We believe our long-term supply requirements contract with ISP, taken as a whole, is no less favorable to us than could be obtained from an unaffiliated third party. In 2005, 2004 and 2003, we purchased in the aggregate approximately $108.3, $98.2 and $77.7 million of mineral products from ISP, respectively.

Tax Sharing Agreement

We entered into a tax sharing agreement (the “Tax Sharing Agreement”) dated January 31, 1994 and later amended on March 19, 2001, with G-I Holdings, with respect to the payment of federal income taxes and related matters. During the term of the Tax Sharing Agreement, which is effective for the period during which we or any of our domestic subsidiaries is included in a consolidated federal income tax return for the G-I Holdings’ consolidated tax group, we are obligated to pay G-I Holdings an amount equal to those federal income taxes we would have incurred if we, on behalf of ourselves and our domestic subsidiaries, filed our own federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by us to G-I Holdings in future years, but cannot be carried back. If we ever were to leave the G-I Holdings’ consolidated tax group, we would be required to pay to G-I Holdings the value of any tax attributes to which we would succeed under the consolidated return regulations to the extent the tax attributes reduced the amounts otherwise payable by us under the Tax Sharing Agreement. Under limited circumstances, the provisions of the Tax Sharing Agreement could result in us having a greater liability under the agreement than we would have had if we and our domestic subsidiaries had filed our own separate federal income tax return. Under the Tax Sharing Agreement, we and each of our domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of G-I Holdings or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to our business or assets or the business or assets of any of our domestic subsidiaries. Although, as a member of the G-I Holdings’ consolidated tax group, we are severally liable for certain federal income tax liabilities of the G-I Holdings’ consolidated tax group, including tax liabilities not related to our business, we should not have any liability other than liabilities arising from our operations and the operations of our domestic subsidiaries and tax liabilities for tax years pre-dating the Tax Sharing Agreement that relate to our business or assets and the business or assets of any of our domestic subsidiaries. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, G-I Holdings makes all decisions with respect to all matters relating to taxes of the G-I Holdings’ consolidated tax group. The provisions of the Tax Sharing Agreement take into account both the federal income taxes we would have incurred if we filed our own separate federal income tax return and the fact that we are a member of the G-I Holdings’ consolidated tax group for federal income tax purposes.

Intercompany Borrowings

We make loans to, and borrow from, our parent corporations from time to time at rates ranging from 5.3% to 7.3% in 2005. During 2001 and on July 1, 2003 and December 29, 2003, we loaned BMCA Holdings Corporation $2.5, $37.8 and $15.0 million, respectively, and on July 9, 2003 and December 29, 2003, BMCA Holdings Corporation loaned us $37.8 and $15.0 million, respectively. As of December 31, 2005 and 2004, BMCA Holdings Corporation owed us $55.8 and $55.7 million, including interest of $0.6 and $0.4 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively. Interest income on our loans to BMCA Holdings Corporation amounted to $4.0, $2.9 and $1.0 million in 2005, 2004 and 2003, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $3.8, $2.8 and $0.9 million in 2005, 2004 and 2003, respectively. Loans payable to/receivable from our parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in our Senior Secured Revolving Credit Facility and our Senior Notes. Under the terms of our Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes at December 31, 2005, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions. We also make non-interest bearing advances to affiliates, of which no balance was outstanding at December 31, 2005. In addition, no loans were owed by us to other affiliates. See Note 17 to our consolidated financial statements included in this annual report on Form 10-K.

Item 14.                 Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, for the fiscal years ended December 31, 2005 and 2004.

Audit and Non-Audit Fees

	2005	2004
Audit Fees(1)	$400,000	$377,500
Audit-Related Fees(2)	16,000	9,240
Tax Fees(3)	27,500	25,000
All Other Fees	—	—
Total	$443,500	$411,740

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

Policy on Pre-Approval of Audit and Non-Audit Services Performed by the Independent Auditors

Our Board of Directors approves, prior to the engagement, consistent with the Sarbanes-Oxley Act of 2002 and the requirements of the Securities and Exchange Commission, any audit, audit-related and permitted non-audit services reasonably likely to be required by us from KPMG LLP during the coming fiscal year. The Board may delegate the approval of unanticipated (but otherwise permitted) non-audit services during the coming fiscal year to our principal financial officer (who is a member of the Board of Directors) or our principal accounting officer as required.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(a)(1)  Financial Statements: See Index on page F-1.

(a)(2)  Financial Statement Schedules: See Index on page F-1.

(a)(3)  Exhibits:

EXHIBIT INDEX

Exhibit Number	Description
2.1

Reorganization Agreement, dated as of December 31, 1998, by and among BMCA, Building Materials Manufacturing Corporation and Building Materials Investment Corporation (incorporated by reference to Exhibit 2.1 to BMCA’s Registration Statement on Form S-4 (Registration No. 333-69749) (the “2008 Notes S-4”)).

3.1	Amended and Restated Certificate of Incorporation of BMCA (incorporated by reference to Exhibit 3.1 to BMCA’s Form 10-K for the fiscal year ended December 31, 1999).
3.2	By-laws of BMCA (incorporated by reference to Exhibit 3.2 to BMCA’s Registration Statement on Form S-4 (Registration No. 33-81808)) (the “Deferred Coupon Note Registration Statement”).
3.3

Certificate of Incorporation of Building Materials Manufacturing Corporation (incorporated by reference to Exhibit 3.3 to BMCA’s Form 10-K for the fiscal year ended December 31, 1998 (the “1998 10-K”)).

3.4	By-laws of Building Materials Manufacturing Corporation (incorporated by reference to Exhibit 3.4 to the 1998 10-K).
3.5	Certificate of Incorporation of Building Materials Investment Corporation (incorporated by reference to Exhibit 3.5 to the 1998 10-K).
3.6	By-laws of Building Materials Investment Corporation (incorporated by reference to Exhibit 3.6 to the 1998 10-K).
4.1

Indenture, dated as of October 20, 1997, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA’s Registration Statement on Form S-4 (Registration No. 333-41531)).

4.2

First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of October 20, 1997 among BMCA, as issuer, Building Materials Manufacturing Corporation, as co-obligor, and Building Materials Investment Corporation, as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.8 to the 2008 Notes S-4).

4.3

Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of October 20, 1997 among BMCA and Building Materials Manufacturing Corporation, as issuers, Building Materials Investment Corporation, as guarantor, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to BMCA’s Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”)).

4.4

Indenture, dated as of July 17, 1998, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA’s Registration Statement on Form S-4 (Registration No. 333-60633)).

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

4.10

Indenture, dated as of July 26, 2004, among BMCA, as issuer, BMCA Insulation Products Inc., BMCA Quakertown Inc., Building Materials Investment Corporation, Building Materials Manufacturing Corporation, Ductwork Manufacturing Corporation, GAF Leatherback Corp., GAF Materials Corporation (Canada), GAF Premium Products Inc., GAF Real Properties, Inc., GAFTECH Corporation, LL Building Products Inc., Pequannock Valley Claim Service Company, Inc., South Ponca Realty Corp. and Wind Gap Real Property Acquisition Corp., as guarantors, and Wilmington Trust Company as trustee (incorporated by reference to Exhibit 4.10 to BMCA’s Registration Statement on Form S-4 (Registration No. 333-119608) (the “July 2004 Registration Statement”)).

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

10.5

Amendment No. 4 to the Amended and Restated Management Agreement, dated as of January 1, 2002, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. (incorporated by reference to Exhibit 10.5 to BMCA’s Form 10-K for the fiscal year ended December 31, 2001 (the “2001 10-K”)).

10.6

Amendment No. 5 to the Amended and Restated Management Agreement, dated as of January 1, 2003, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. (incorporated by reference to Exhibit 10.1 to BMCA’s Form 10-Q for the quarterly period ended March 30, 2003).

10.7

Amendment No. 6 to the Amended and Restated Management Agreement, dated as of January 1, 2004, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., International Specialty Holdings Inc., ISP Synthetic Elastomers LP, ISP Investco LLC, GAF Broadcasting Company, Inc., BMCA and ISP Management Company, Inc. as assignee of ISP Chemco, Inc. (incorporated by reference to Exhibit 10.1 to BMCA’s Form 10-Q for the quarterly period ended April 4, 2004).

10.8

Amendment No. 7 to the Amended and Restated Management Agreement, dated as of January 1, 2005, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., International Specialty Holdings Inc., ISP Synthetic Elastomers LP, ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. as assignee of ISP Chemco, Inc. (incorporated by reference to Exhibit 10.1 to BMCA’s Form 10-Q for the quarterly period ended July 3, 2005).

10.9	BMCA 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the 2000 10-K).
10.10	Form of BMCA 2001 Long-Term Incentive Plan Incentive Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to BMCA’s Form 10-Q for the quarterly period ended July 3, 2005).
*10.11	First Amendment to the BMCA 2001 Long Term Incentive Plan.
10.12	Tax Sharing Agreement, dated as of January 31, 1994, among GAF, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.6 to the Deferred Coupon Note Registration Statement).
10.13	Amendment to Tax Sharing Agreement, dated as of March 19, 2001, between G-I Holdings and BMCA (incorporated by reference to Exhibit 10.10 to the 2000 10-K).
10.14

Reorganization Agreement, dated as of January 31, 1994, among GAF Building Materials Corporation, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.9 to the Deferred Coupon Note Registration Statement).

10.15

Credit Agreement, dated as of July 9, 2003, by and among BMCA, the Initial Lenders, Initial Issuing Bank and Swing Line Bank (as defined therein), Citicorp USA, Inc., as collateral monitoring agent and administrative agent, Citigroup Global Markets Inc., as lead arranger and book manager, Deutsche Bank Securities Inc., as syndication agent and The CIT Group/Business Credit, Inc., Congress Financial Corporation and JP Morgan Chase Bank as co-documentation agents (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to BMCA’s Form 10-Q for the quarterly period ended June 29, 2003).

10.16

First Amendment, dated as of May 7, 2004, to the Credit Agreement dated as of July 9, 2003, among BMCA, the banks, financial institutions and other institutional lenders party thereto and Citicorp USA, Inc., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to BMCA’s Form 10-Q for the quarterly period ended July 4, 2004).

10.17

Second Amendment, dated as of July 12, 2004, to the Credit Agreement dated as of July 9, 2003, among BMCA, the Grantors party thereto, the banks, financial institutions and other institutional lenders party thereto and Citicorp USA, Inc., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.14 to the July 2004 Registration Statement).

10.18

Third Amendment, dated as of July 19, 2004, to the Credit Agreement dated as of July 9, 2003, among BMCA, the Grantors party thereto, the banks, financial institutions and other institutional lenders party thereto and Citicorp USA, Inc., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.15 to the July 2004 Registration Statement).

10.19

Fourth Amendment, dated as of November 9, 2004, among BMCA, the Grantors party thereto, the banks, financial institutions and other institutional lenders party thereto and Citicorp USA, Inc., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.16 to the July 2004 Registration Statement).

10.20	Employment Security Agreement between BMCA and William W. Collins, effective May 2001 (incorporated by reference to Exhibit 10.22 to the 2001 10-K).
10.21	Employment Security Agreement between BMCA and David A. Harrison, effective June 2001(incorporated by reference to Exhibit 10.23 to the 2001 10-K).
10.22	Employment Security Agreement between BMCA and Robert B. Tafaro, effective June 2001 (incorporated by reference to Exhibit 10.24 to the 2001 10-K).
10.23	Employment Security Agreement between BMCA and Kenneth E. Walton, effective June 2001 (incorporated by reference to Exhibit 10.25 to the 2001 10-K).
10.24	Employment Security Agreement between BMCA and John F. Rebele, effective June 2001(incorporated by reference to Exhibit 10.26 to the 2001 10-K).
10.25

Amended and Restated Collateral Agent Agreement, dated as of July 9, 2003, among BMCA, the Subsidiary Parties thereto, Citicorp USA, Inc., as administrative agent, Citibank, N.A., as collateral agent, and each Senior Note Trustee (as defined therein) (the “Collateral Agent Agreement”) (incorporated by reference to Exhibit 10.22 to the July 2004 Registration Statement).

10.26

First Amendment to the Collateral Agent Agreement, dated as of July 12, 2004, among BMCA, the Subsidiary Parties thereto, Citicorp USA, Inc., as administrative agent, Citibank, N.A., as collateral agent, and each Senior Note Trustee (as defined therein) (incorporated by reference to Exhibit 10.23 to the July 2004 Registration Statement).

10.27

Amended and Restated Security Agreement, dated as of July 9, 2003, among BMCA, the Grantors thereto and Citibank, N.A., as collateral agent (the “Security Agreement”) (incorporated by reference to Exhibit 10.24 to the July 2004 Registration Statement).

10.28

First Amendment to the Security Agreement, dated as of August 22, 2003, among BMCA, the Grantors thereto and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.25 to the July 2004 Registration Statement).

10.29

Second Amendment to the Security Agreement, dated as of May 7, 2004, among BMCA, the Grantors thereto and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.26 to the July 2004 Registration Statement).

10.30

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

Building Materials Corporation of America
Building Materials Manufacturing Corporation
Date: March 29, 2006	By:	/s/ JOHN F. REBELE
		Name:	John F. Rebele
		Title:	Senior Vice President, Chief Financial
Officer and Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on  March 29, 2006 by the following persons on behalf of each registrant and in the capacities indicated.

Signature	Title
/s/ SAMUEL J. HEYMAN	Acting Chief Executive Officer
Samuel J. Heyman	(Principal Executive Officer)
Chief Executive Officer, President and Director
William W. Collins
/s/ JOHN F. REBELE	Senior Vice President, Chief Financial Officer,
John F. Rebele	Chief Administrative Officer and Director
(Principal Financial Officer)
/s/ ROBERT B. TAFARO	Director
Robert B. Tafaro
/s/ DAVID A. HARRISON	Director
David A. Harrison
/s/ KENNETH E. WALTON	Director
Kenneth E. Walton
/s/ JAMES T. ESPOSITO	Vice President and Controller
James T. Esposito	(Principal Accounting Officer)

BUILDING MATERIALS CORPORATION OF AMERICA
FORM 10-K
INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS, CONSOLIDATED
FINANCIAL STATEMENTS AND SCHEDULES

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

Building Materials Corporation of America or BMCA, a subsidiary of BMCA Holdings Corporation, was formed in January 1994 to acquire the operating assets and certain liabilities of GAF Building Materials Corporation, whose name was changed to G-I Holdings Inc., our indirect parent. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc. See Note 1 to our Consolidated Financial Statements. Unless otherwise indicated by the context, “we,” “us” and “our” refer to Building Materials Corporation of America and its consolidated subsidiaries.

To facilitate administrative efficiency, effective October 31, 2000, GAF Corporation, the former indirect parent of BMCA, merged into its direct subsidiary, G-I Holdings Inc. G-I Holdings Inc. then merged into its direct subsidiary, G Industries Corp., which in turn merged into its direct subsidiary, GAF Fiberglass Corporation. In that merger, GAF Fiberglass Corporation changed its name to GAF Corporation. Effective November 13, 2000, GAF Corporation (formerly known as GAF Fiberglass Corporation) merged into its direct subsidiary, GAF Building Materials Corporation, whose name was changed in the merger to G-I Holdings Inc. G-I Holdings Inc. is now an indirect parent of BMCA and BMCA’s direct parent is BMCA Holdings Corporation. References herein to “G-I Holdings” mean G-I Holdings Inc. and any and all of its predecessor corporations, including GAF Corporation, G-I Holdings Inc., G Industries Corp., GAF Fiberglass Corporation and GAF Building Materials Corporation.

We are a leading national manufacturer and marketer of a broad line of asphalt and polymer based roofing products and accessories for the residential and commercial markets. We also manufacture specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. We have twenty-seven strategically located manufacturing facilities across the United States. Our manufacturing facilities include:  seventeen asphalt roofing manufacturing facilities, two roofing accessory plants, one thermoplastic polyolefin plant, one glass fiber manufacturing plant, two glass mat manufacturing plants, one fiber-cement shingle and siding plant, one liquid roofing membrane and adhesive plant, one injection molding attic ventilation plant and one attic ventilation and air distribution product plant.

Our products are marketed in three groups: residential roofing, commercial roofing and specialty building products and accessories.

Residential Roofing

We are a leading national manufacturer of a complete line of residential roofing products. Our principal lines of residential roofing shingles are the Timberline® series, the Sovereign® series, as well as a wide array of premium designer shingles. In recent years, we have improved our sales mix of residential roofing products by increasing our emphasis on laminated shingles and accessory products (the Timberline® series and premium designer shingles), which are generally sold at higher prices and more attractive profit margins than our standard strip shingle products. We believe, based on unit sales, that we are the largest manufacturer of residential roofing shingles in the United States.

Commercial Roofing

We manufacture a full line of modified bitumen and asphalt built-up roofing products, thermoplastic polyolefin products, liquid applied membrane systems and roofing accessories for use in the application of commercial roofing systems. We also market thermoplastic single-ply products, which address the

BUILDING MATERIALS CORPORATION OF AMERICA
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

important and growing single-ply segment of the commercial roofing market. We believe, based on unit sales, that we are the largest manufacturer of both asphalt built-up roofing products and modified bitumen products in the United States.

We sell modified bitumen products under the Ruberoid® and Brai® trademarks. Modified bitumen products are used in new and re-roofing applications or in combination with glass membranes in GAF CompositeRoof™ systems. Modified bitumen systems provide an alternative to conventional built-up roofing systems, including ease of installation and maintenance.

Over the past five years, over 80% of industry sales of both residential and commercial roofing products were for re-roofing, as opposed to new construction. As a result, we believe our exposure and the roofing industry’s exposure to cyclical downturns in the new construction market are substantially lower than for other building material manufacturers. We expect that demand for residential re-roofing will continue to increase as the existing housing stock ages and as homeowners upgrade from standard strip roofing shingles to premium laminated shingles for enhanced aesthetics and durability. We also expect commerical roofing demand to rise as construction of new commerical facilities increases and existing buildings age.

Our business relies on the availability of reasonably priced raw materials and energy for the production of our products. Shortages of and price increases of these products, specifically asphalt, which is correlated to increases in the price of oil, have occurred from time to time and may occur in the future. To mitigate the effect of the petroleum-based and other cost increases, we will attempt to pass on future unexpected cost increases from our suppliers as needed, although no assurances can be provided that these price increases will be accepted in the marketplace.

Our net sales for 2005 were $1,955.8 million, an increase of 10.3% from net sales of $1,773.4 million in 2004. Our income before interest and income taxes increased by 6.9% in 2005 to $160.6 million from $150.2 million in 2004. (See discussion on income before interest and income taxes below.)

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to customer incentives, doubtful accounts, inventory valuation, product warranty claims, environmental liabilities, the carrying value of goodwill, the carrying value of long-lived tangible and intangible assets, pensions and other postemployment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. In the opinion of our management, the consolidated financial statements herein contain all adjustments necessary to present fairly our financial position and our results of operations and cash flows for the periods presented. We do not anticipate any changes in management estimates that would have a material impact on our operations, liquidity or capital resources, subject to the matters discussed in Note 18 to Consolidated Financial Statements. We believe the following critical accounting policies are the most important to the portrayal of

BUILDING MATERIALS CORPORATION OF AMERICA
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

our financial condition and results of operations and require our management’s more significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue is recognized at the time products are shipped to the customer. Products are generally shipped Freight on Board, or FOB shipping point. Title and risk of loss passes to the customer at the time of shipment.

Customer Incentives

We maintain allowances for customer incentives and volume rebates resulting from promotional programs to certain of our customers. The customer incentives and volume rebates are recorded as a reduction in gross sales and reserves are recorded based on customers’ purchase levels of specific products and the promotional programs related to these products. Management evaluates customer performance against these incentives and volume rebate programs from time to time. If adjustments to our estimates are required, additional allowances or reductions to the customer incentive reserves would be recorded.

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

Inventories

Inventories are valued at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine cost for asphalt-based products used to produce our products. All other inventories are valued on the FIFO (first-in, first-out) method. We reserve our inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and their estimated market value based upon assumptions related to future demand and market conditions. If actual market conditions differ from those projected by management, additional inventory adjustments may be required. Sales of inventories and the resulting receivables are included in the increase in working capital items in the consolidated statement of cash flows.

Long-Lived Asset Impairment

We follow the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” or SFAS No. 144. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For purposes of recognizing and measuring impairment of long-lived assets, we evaluate assets of our associated facilities because this is the lowest level of independent cash flows

BUILDING MATERIALS CORPORATION OF AMERICA
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

ascertainable to evaluate impairment. We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For long-lived assets to be held and used, an impairment exists when the carrying amount of the asset exceeds the estimated undiscounted cash flows. Any resulting impairment is measured based on the fair value of the related asset. Fair value is determined based on future projected demand and estimated discounted cash flows. See Note 7 to Consolidated Financial Statements.

Asset Retirement Obligation

We follow the provisions of FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” which we refer to as FIN 47, which was issued in March 2005, by the Financial Accounting Standards Board, which we refer to as FASB. FIN 47 clarifies how the term conditional asset retirement obligation is used in SFAS No. 143 “Accounting for Asset Retirement Obligations,” which we refer to as SFAS No. 143. SFAS No. 143 applies to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted FIN 47 during the fourth quarter of our fiscal year ended December 31, 2005 and performed an asset retirement obligation analysis and noted that no conditional asset retirement obligations existed.

Goodwill

In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” or SFAS No. 142, effective January 1, 2002, goodwill is no longer amortized over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. This assessment could result in a material future impairment charge.

We evaluated the recoverability of goodwill for our roofing products and specialty building products and accessories reporting units. Our methodology included evaluations using estimated future discounted cash flows, multiples of net sales and multiples of earnings before interest, taxes, depreciation and the amortization of other assets, or EBITDA. Our analysis was completed for each of the reporting units to which the goodwill relates. If the estimated range of fair values from the methodologies employed are less than the carrying amount of the related reporting unit, impairment losses for goodwill are charged to results of operations. In determining the estimated future discounted cash flows, we considered projected future levels of income, future business trends and market and economic conditions. Our analysis related to multiples of net sales and EBITDA are based on related industry data. We adopted SFAS No. 142 effective January 1, 2002 and prepared an impairment analysis at December 31, 2005, 2004 and 2003 and noted no impairment existed. See Note 4 to Consolidated Financial Statements.

Product Warranty Claims

We provide certain limited warranties covering most of our residential roofing products for periods generally ranging from 20 to 40 years, with lifetime limited warranties on certain premium designer shingle products. We also offer certain limited warranties of varying duration covering most of our commercial roofing products. Most of our specialty building products and accessories carry limited warranties for

BUILDING MATERIALS CORPORATION OF AMERICA
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products. The reserve for product warranty claims is estimated on the basis of historical and projected claims activity, as well as other factors. The accuracy of the estimate of additional costs is dependent on both the number and cost of future claims submitted during the warranty periods. We believe that the reserves established for estimated probable future product warranty claims are adequate. If actual claims differ from these estimates, adjustments to this reserve may be required.

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

Pension and Other Postemployment Benefits

We maintain defined benefit plans that provide eligible employees with retirement benefits. In addition, while we generally do not provide postretirement medical and life insurance benefits, we subsidize such life insurance benefits for certain employees and certain retirees. The costs and obligations related to these benefits reflect our assumptions related to general economic conditions (particularly interest rates), expected return on plan assets and rate of compensation increases for employees. We set the discount rate assumption annually for our retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by our actuaries and our financial management. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. Our discount rate as of December 31, 2005 and 2004 for determining projected benefit obligations was 5.75% and 6.0%, respectively. A 25 basis point increase or decrease in the discount rate assumption would result in a plus or minus $0.1 million impact on pension expense and a plus or minus $1.2 million impact on the projected benefit obligation. Our expected long-term rate of return on assets assumption for our retirement plans was 9.5% in 2005 and 2004. In addition, a 25 basis point increase or decrease in the expected long-term rate of return on assets assumption would result in a plus or minus $0.1 million impact on pension expense.

Projected health care benefits additionally reflect our assumptions about health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.

BUILDING MATERIALS CORPORATION OF AMERICA
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Roofing product sales is our dominant business, typically accounting for approximately 95% of our consolidated net sales. The main drivers of our roofing business include:  the nation’s aging housing stock; existing home sales; new home construction; larger new homes; increased home ownership rates; and severe weather and energy concerns. Our roofing business is also affected by raw material costs, including asphalt and other petroleum-based raw materials, energy, and transportation and distribution costs.

2005 Compared with 2004

We recorded net income in 2005 of $61.0 million compared with net income of $54.9 million for 2004, representing an increase of 11.1%. The increase in 2005 net income was primarily attributable to higher income before interest and income taxes and slightly lower interest expense.

Net sales for 2005 were $1,955.8 million compared with $1,773.4 million in 2004, representing an increase of 10.3%. Higher net sales were primarily due to higher average selling prices and higher unit volumes of both residential and commercial roofing products.

Income before interest and income taxes for 2005 was $160.7 million compared with $150.2 million in 2004, representing an increase of 7.0%. Higher income before interest and income tax results in 2005 were primarily attributable to increased net sales of both residential and commercial roofing products, primarily resulting from higher average selling prices and higher unit volumes and a decline in other expense, net, partially offset by higher raw material costs, including asphalt, higher energy costs and higher selling, general and administrative expenses mostly due to higher distribution costs, primarily resulting from higher sales volume and a rise in fuel prices.

Interest expense decreased to $62.3 million in 2005 from $62.7 million in 2004, primarily due to lower average borrowings, partially offset by a higher average interest rate.

Business Segment Information

Net Sales.   Net sales of roofing products for 2005 increased to $1,876.0 million from $1,695.0 million for 2004, representing an increase of $181.0 million or 10.7%. The increase in net sales of roofing products was primarily attributable to higher average selling prices and, to a lesser extent, higher unit volumes. Roofing product net sales were favorably impacted by an increase in net sales of premium laminate shingles primarily due to higher average selling prices and higher unit volumes. Net sales of specialty building products and accessories increased by $1.4 million or 1.8% for 2005 to $79.8 million, compared to $78.4 million for 2004.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin.   Our overall gross margin for 2005 increased to $596.2 million or 30.5% from $547.6 million or 30.9% for 2004. The increase in our overall gross margin is primarily attributable to an increase in net sales due to higher average selling prices and an improved sales mix, partially offset by higher manufacturing costs.

Income before Interest and Income Taxes.   Income before interest and income taxes for 2005 increased to $160.7 million or 8.2% of net sales, compared to $150.2 million or 8.5% of net sales for 2004. The overall increase in income before interest and income taxes for 2005 is primarily attributable to higher net sales of roofing products driven by higher average selling prices and higher unit volumes and a decline in other expense, net, partially offset by higher raw material costs, including asphalt, higher energy costs and higher selling, general and administrative expenses due to higher distribution costs, primarily resulting from higher sales volume and a rise in fuel costs.

2004 Compared with 2003

We recorded net income in 2004 of $54.9 million compared with net income of $47.2 million for 2003, representing an increase of 16.3%. The reported net income for 2003 included a $3.7 million after-tax gain ($5.7 million pre-tax) from the sale of property in Ontario, California and a $2.4 million after-tax loss ($3.8 million pre-tax) from the write-down of the Albuquerque, New Mexico manufacturing facility. See Notes 6 and 7 to Consolidated Financial Statements. The increase in 2004 net income was primarily the result of higher income before interest and income taxes, partially offset by higher interest expense.

Net sales for 2004 were $1,773.4 million compared with $1,607.8 million in 2003, representing an increase of 10.3%. Higher net sales in 2004 were primarily due to higher unit volumes and higher average selling prices of premium residential and commercial roofing products.

Income before interest and income taxes for 2004 was $150.2 million compared with $130.4 million in 2003, representing an increase of $19.8 million or 15.2%. Income before interest and income taxes for 2003 included a $5.7 million pre-tax gain on the sale of property in Ontario, California and a $3.8 million pre-tax loss from the write-down of the Albuquerque, New Mexico manufacturing facility. Higher income before interest and income tax results in 2004 were primarily attributable to an increase in net sales of residential and commercial roofing products, partially offset by higher raw material costs, including asphalt and other petroleum-based raw materials, and higher selling, general and administrative expenses primarily due to higher volume related distribution and selling costs, and higher transportation costs, principally due to a rise in fuel costs.

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

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Income before Interest and Income Taxes.   Income before interest and income taxes for 2004 increased to $150.2 million or 8.5% of net sales, compared to $130.4 million or 8.1% of net sales for 2003. Income before interest and income taxes for 2003 included a $5.7 million pre-tax gain on the sale of property in Ontario, California and a $3.8 million pre-tax loss from the write-down of the Albuquerque, New Mexico manufacturing facility. The overall increase in income before interest and income taxes for 2004 is primarily attributable to higher net sales of roofing products driven by higher unit volumes and higher average selling prices, partially offset by higher raw material costs, and higher selling, general and administrative expenses due to higher volume related distribution and selling costs, and higher transportation costs, principally due to a rise in fuel costs.

Liquidity and Financial Condition

Cash Flows and Cash Position

Sales of roofing products and specialty building products and accessories in the northern regions of the United States generally decline in the late fall and winter months due to cold weather. In addition, adverse weather conditions can result in higher customer demand during our peak operating season depending on the extent and severity of the damage from these severe weather conditions. Due to the seasonal demands of our business together with extreme weather conditions, we generally have negative cash flows from operations during the first six months of our fiscal year. Our negative cash flows from operations are primarily driven by our cash invested in both accounts receivable and inventories to meet these seasonal operating demands. Generally, in the third and fourth quarters of our fiscal year, our cash flows from operations become positive each quarter, as our investment in inventories and accounts receivable no longer continues to increase, as is customary in the first six months of our fiscal year. Our seasonal working capital needs, together with our debt service obligations, capital expenditure requirements and other contracted arrangements, adversely impact our liquidity during this period. We rely on our cash and cash equivalents on hand and our $350.0 million Senior Secured Revolving Credit Facility due November 2006, which we refer to as our Senior Secured Revolving Credit Facility, to support our overall cash flow requirements during these periods. We expect to continue to rely on our cash and cash equivalents on hand and external financings to maintain operations over the short and long-term and to continue to have access to the financing markets, subject to the then prevailing market terms and conditions.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Net cash inflow from operating and investing activities was $29.3 million during 2005, including $89.7 million of cash provided by operations, $4.7 million of proceeds from the sale of assets, partially offset by the reinvestment of $65.1 million for capital programs and an acquisition of a manufacturing facility.

Cash invested in additional working capital totaled $29.5 million during 2005, reflecting an increase in total accounts receivable of $20.9 million, due to our increased operating performance, a $27.3 million increase in inventories to meet our seasonal operating demands and a $7.1 million increase in other current assets primarily reflecting a payment to our glass mat supplier in connection with a contract entered into in December 2005, partially offset by a $25.8 million increase in accounts payable and accrued liabilities. The net cash used for operating activities also included a $5.6 million net decrease in the payable to related parties/parent corporations, primarily attributable to a $4.6 million net decrease in federal income taxes payable, pursuant to our Tax Sharing Agreement with our parent corporation and a $1.0 million increase in amounts due under our long-term granule supply agreement with an affiliated company. In addition, cash used in operating activities also included an $8.5 million increase in other assets primarily reflecting a payment to our glass fiber supplier in January 2005 in connection with a requirements contract entered into in December 2004, coupled with a $2.3 million increase in other liabilities.

Net cash used in financing activities totaled $151.9 million during 2005, including $553.0 million of aggregate proceeds from the issuance of long-term debt, related to 2005 cumulative borrowings under our Senior Secured Revolving Credit Facility. Financing activities also included $688.9 million in aggregate repayments of long-term debt, of which $536.0 million related to 2005 cumulative repayments under our Senior Secured Revolving Credit Facility. In addition, repayments of long-term debt included $150.0 million related to the redemption of our 7 3/4% Senior Notes in July 2005, $2.5 million related to our Chester, South Carolina loan obligation, $0.1 million related to our 10 1/2% Michigan City, Indiana Note and $0.1 million related to our Shafter, California Industrial Development Revenue Bonds. In addition, financing activities also included $15.0 million in cash dividends paid to our parent corporation, $0.8 million in financing fees and expenses and $0.2 million in distributions and loans to our parent corporation. The payments to our parent corporation are allowable under our Senior Secured Revolving Credit Facility and our 8% Senior Notes due 2007, the 8% Senior Notes due 2008, and the 7 3/4% Senior Notes due 2014, which we refer to collectively as the Senior Notes.

Debt Instruments, Financial Covenants and Restrictions

At December 31, 2005, we had total outstanding consolidated indebtedness of $606.1 million, including $52.8 million of demand loans payable to our parent corporation, of which $19.8 million matures prior to December 31, 2006, and stockholders’ equity of $43.0 million. We anticipate funding these obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or additional borrowings under our Senior Secured Revolving Credit Facility, which matures in November 2006. Although no assurances can be provided, we intend to refinance the Senior Secured Revolving Credit Facility before its maturity date.

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

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Precious Metal Note, which bears interest rates similar to the Credit Agreement, to finance precious metals used in our manufacturing processes. The Credit Agreement, which was initially scheduled to mature in August 2003, was repaid and replaced in July 2003, with a new senior secured credit facility (see below).

In July 2003, we entered into a new $350 million Senior Secured Revolving Credit Facility. The initial borrowings under our Senior Secured Revolving Credit Facility were primarily used to repay amounts outstanding under our Credit Agreement, to repay our $115 million Accounts Receivable Securitization Agreement due December 2004 and to repay our $7 million Precious Metal Note due August 2003. The Senior Secured Revolving Credit Facility has a final maturity date of November 15, 2006, subject to certain conditions, is secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and is guaranteed by all of our current and future subsidiaries. Availability under the Senior Secured Revolving Credit Facility is based upon eligible Accounts Receivable, Inventory, and Property, Plant and Equipment (collectively the “Collateral”), as defined, in the Senior Secured Revolving Credit Facility and includes a sub-limit for letters of credit of $100 million. The Senior Secured Revolving Credit Facility bears interest at a floating rate based on the lenders’ Base Rate, the federal funds rate or the Eurodollar rate, each as defined in the Senior Secured Revolving Credit Facility. On May 7, 2004, we amended our Senior Secured Revolving Credit Facility, which reduced the floating rate of interest as defined in the Senior Secured Revolving Credit Facility. On July 12, July 19, and November 5, 2004, the Senior Secured Revolving Credit Facility was further amended to allow for the issuance of our 2014 Notes (see below). The Senior Secured Revolving Credit Facility requires mandatory repayments of excess cash, as defined, on the tenth day of each month and contains a material adverse change clause. We are also required to pay unused commitment fees associated with the Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility provides for optional and mandatory reductions in the overall $350 million Senior Secured Revolving Credit Facility commitment, subject to certain conditions as defined in the Senior Secured Revolving Credit Facility. In addition, the Senior Secured Revolving Credit Facility also provides for optional and mandatory prepayments of borrowings outstanding under the Senior Secured Revolving Credit Facility, subject to certain conditions. Borrowings outstanding under the Senior Secured Revolving Credit Facility, which are included in current maturities amounted to $17.0 and $0 million at December 31, 2005 and 2004, respectively.

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

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition, if a change of control as defined in the Senior Secured Revolving Credit Facility occurs, the Senior Secured Revolving Credit Facility could be terminated and the loans under the Senior Secured Revolving Credit Facility accelerated by the holders of that indebtedness. If that event occurred, it would cause our outstanding Senior Notes to be accelerated.

As of December 31, 2005, after giving effect to the most restrictive of the aforementioned restrictions, we could not have paid dividends or made other restricted payments to our parent corporation. In addition, at December 31, 2005, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions as outlined in the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes. In addition for the potential impact of the Asbestos-related Bodily Injury Claims on our results of operations, see Note 5 to Consolidated Financial Statements.

As of December 31, 2005, we were in compliance with all covenants under the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes.

In September 2003, we used proceeds from the Senior Secured Revolving Credit Facility to repay our outstanding 10 1/2% Senior Notes at maturity, aggregating $35.0 million plus accrued interest.

In July 2004, we issued $200.0 million in aggregate principal amount of 7 3/4% Senior Notes due 2014, at 100.0% of the principal amount. The net proceeds from the issuance of the 2014 Notes, after deducting initial purchasers’ discounts and commissions and offering expenses were approximately $195.9 million. In August 2004, we exercised a call notice issued in July 2004 and used approximately $101.8 million of the net proceeds to redeem all of our issued and outstanding 2006 Notes, including accrued and unpaid interest on such notes through the date of redemption. In addition, we used the remaining net proceeds of approximately $94.1 million to reduce amounts outstanding under our Senior Secured Revolving Credit Facility. The redemption price of the 2006 Notes was 101.438% of the principal amount outstanding and the premium of approximately $1.4 million was recorded in interest expense in July 2004. In connection with the extinguishment of the 2006 Notes, we expensed the remaining deferred financing fees of approximately $0.7 million in July 2004 and included this amount in interest expense.

In November 2004, we issued an additional $50.0 million in aggregate principal amount of our 2014 Notes. The additional 2014 Notes were issued under an indenture dated July 2004, pursuant to which we previously issued our original $200.0 million of 7 3/4% Senior Notes due 2014. These additional 2014 Notes rank equally with and formed a part of a single series with such original 2014 Notes and have the same terms and conditions. The net proceeds from the issuance of the additional 2014 Notes, after deducting the offering expenses and including the addition of the applicable premium were approximately $50.6 million. We used the net proceeds from the additional 2014 Notes to reduce amounts outstanding under our Senior Secured Revolving Credit Facility. The premium of approximately $0.9 million is included in long-term debt and will be amortized over the life of the 2014 Notes.

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

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Our Senior Notes are secured by a second-priority lien on the assets securing the Senior Secured Revolving Credit Facility for so long as the first-priority lien remains in effect, subject to certain limited exceptions and have been guaranteed by our subsidiaries that guaranteed the Senior Secured Revolving Credit Facility. In connection with entering the Senior Secured Revolving Credit Facility, we entered into an Amended and Restated Security Agreement, which grants a security interest in the Collateral in favor of the collateral agent on behalf of the lenders under the Senior Secured Revolving Credit Facility and the holders of our outstanding Senior Notes. We also entered into an Amended and Restated Collateral Agent Agreement, which provides, among other things, that we maintain a lockbox and depository control agreement for the benefit of the secured parties and the sharing of proceeds with respect to any foreclosure or other remedy in respect of the Collateral. As of December 31, 2005, the book value of the collateral securing the Senior Notes and the Senior Secured Revolving Credit Facility was approximately $990.5 million.

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

In December 2004, we redeemed our Nashville, Tennessee Industrial Development Revenue Bonds for $8.5 million. We have three remaining industrial development revenue bond issues outstanding, which bear interest at floating rates. Interest rates on the foregoing obligations ranged between 1.4% and 3.6% during 2005. Our industrial development revenue bonds are secured by letters of credit under the Senior Secured Revolving Credit Facility.

See Note 13 to Consolidated Financial Statements for further information regarding our debt instruments.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Intercompany Transactions

We make loans to and borrow from, our parent corporations from time to time at rates ranging from 5.3% to 7.3% in 2005. During 2001 and on July 1, 2003 and December 29, 2003, we loaned BMCA Holdings Corporation $2.5, $37.8 and $15.0 million, respectively, and on July 9, 2003 and December 29, 2003, BMCA Holdings Corporation loaned us $37.8 and $15.0 million, respectively. At December 31, 2005 and 2004, BMCA Holdings Corporation owed us $55.8 and $55.7 million, including interest of $0.6 and $0.4 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively, with no unpaid interest. Interest income on our loans to BMCA Holdings Corporation amounted to $4.0, $2.9 and $1.0 million in 2005, 2004 and 2003, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $3.8, $2.8 and $0.9 million in 2005, 2004 and 2003, respectively. Loans payable to/receivable from our parent corporations are due on demand and provide each party with the right to offset of its related obligation to the other party and are subject to limitations as outlined in our Senior Secured Revolving Credit Facility and our Senior Notes. Under the terms of our Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes at December 31, 2005, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions.

We also make non-interest bearing advances to affiliates, of which no amounts were outstanding at December 31, 2005. In addition, no loans were owed or other lending activities were entered into by us to other affiliates. See Note 17 to Consolidated Financial Statements.

On November 23, 2005 and December 29, 2005, we declared and paid cash dividends each amounting to $7.5 million, respectively, to our parent corporation. On February 25, 2004, April 21, 2004 and December 30, 2004, we declared and paid cash dividends, each amounting to $5.0 million, respectively, to our parent corporation.

During the years ended December 31, 2005 and December 31, 2004 we paid $22.0 and $19.5 million, respectively, in federal income tax payments to our parent corporation pursuant to a tax sharing agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to asbestos claims. See Item 3, “Legal Proceedings” for further information regarding asbestos-related matters. See Note 5 to Consolidated Financial Statements.

Our parent corporations, G-I Holdings and BMCA Holdings Corporation, are essentially holding companies without independent businesses or operations. As a result, they are presently dependent upon the earnings and cash flows of their subsidiaries, principally our company, in order to satisfy their obligations, including various tax and other claims and liabilities including tax liabilities relating to Rhône-Poulenc Surfactants & Specialties, L.P. (the “surfactants partnership”), a partnership in which G-I Holdings held an interest. We do not believe that the dependence of our parent corporations on the cash flows of their subsidiaries should have a material adverse effect on our operations, liquidity or capital resources. See Notes 5, 9, 13, 17 and 18 to Consolidated Financial Statements.

In May 2003, we entered into a contract with ISP Minerals Inc., a subsidiary of International Specialty Products Inc., to purchase all of our colored roofing granules and algae-resistant granules under a long-term requirements contract. We refer to International Specialty Products Inc. and its subsidiaries as ISP. In 2005, 2004 and 2003, we purchased in the aggregate approximately $108.3, $98.2 and $77.7 million,

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

respectively, of mineral products from ISP. The amount payable to ISP at December 31, 2005 and 2004 for such purchases was $11.4 and $12.7 million, respectively, and is included in payable to related parties in the consolidated balance sheets. We believe our long-term supply requirements contract with ISP, taken as a whole, is no less favorable to us than could be obtained from an unaffiliated third party.

Pursuant to a management agreement, a subsidiary of ISP, provides certain general management, administrative, legal and facilities services to us, including the use of our headquarters in Wayne, New Jersey. Charges to us by ISP for these services under the management agreement, inclusive of the services provided to G-I Holdings, discussed below, aggregated $5.8, $5.6 and $6.2 million for 2005, 2004 and 2003, respectively. These charges consist of management fees and other reimbursable expenses attributable to us, or incurred by ISP for the benefit of us. The amount payable to ISP for management fees as of December 31, 2005 and 2004 was $0.4 and $0.4 million, respectively, and is included in payable to related parties in the consolidated balance sheets. The management agreement also provides that we are responsible for providing management services to G-I Holdings and certain of its subsidiaries and that G-I Holdings pay to us a management fee for these services. The aggregate amount paid by G-I Holdings to us for services rendered under the management agreement in 2005, 2004 and 2003 was approximately $0.8 million in each of these years. We also allocate a portion of the management fees payable by us under the management agreement as lease payments for the use of our headquarters. Some of our executive officers receive their compensation from ISP. ISP is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the management agreement.

Included in current assets as a tax receivable from parent corporation is $0.8 million at December 31, 2005, representing amounts paid in excess of amounts due in 2005 to G-I Holdings under the Tax Sharing Agreement. Included in current liabilities as a tax payable to parent corporation is $3.8 million at December 31, 2004, representing amounts due to G-I Holdings under the Tax Sharing Agreement. Included in current assets as a tax receivable from parent corporation is $7.0 million at December 31, 2003, representing amounts paid to G-I Holdings under the Tax Sharing Agreement. See Note 9 to Consolidated Financial Statements.

Capital Expenditures

We use capital resources to maintain existing facilities, expand our operations and make acquisitions. In 2006, we expect to spend approximately $100.2 million on maintenance and compliance and expansion capital. We expect to generate funding for our capital programs from results of operations and additional borrowings under our Senior Secured Revolving Credit Facility.

Acquisitions and Property Dispositions

In May 2004, we acquired certain assets of a manufacturing facility located in Quakertown, Pennsylvania from Atlas Roofing Corporation. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the fair value of the identifiable assets acquired, which consisted almost entirely of property, plant and equipment. The operating results of the Quakertown manufacturing facility are included in our results of operations from the date of its acquisition.

In response to current market conditions, to better service shifting customer demand and to reduce costs, we closed or idled four manufacturing facilities in 2000 located in Monroe, Georgia; Port Arthur,

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Texas; Corvallis, Oregon; and Albuquerque, New Mexico. In December 2001, we sold the Corvallis, Oregon facility. The sale of this facility did not have a material impact on our results of operations. In December 2002, we sold the Monroe, Georgia facility. The sale of this facility did not have a material impact on our results of operations. As market growth and customer demand improves, we may reinstate production at one or both of the remaining two closed manufacturing facilities in the future. The effect of closing these facilities was not material to our results of operations.

In May 2003, we sold property in Ontario, California for cash proceeds of approximately $9.3 million, which resulted in a pre-tax gain of approximately $5.7 million. In June 2005, we sold property in Houston, Texas for cash proceeds of approximately $4.1 million, which approximated carrying value. See Note 6 to Consolidated Financial Statements.

Asset Impairment

In December 2003, we evaluated the manufacturing facility assets located at our previously closed Albuquerque, New Mexico manufacturing facility. Our evaluation included a review of the carrying value of all assets and resulted in a pre-tax impairment loss of approximately $3.8 million. See Note 7 to Consolidated Financial Statements.

As a result of the foregoing factors related to 2005, cash and cash equivalents decreased by $122.6 million during 2005 to $6.9 million.

Economic Outlook

We do not believe that inflation has had an effect on our results of operations during the past three years. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

During 2005, the cost of asphalt continued to be high relative to historical levels, which reflects in large part record high crude oil prices. Due to the strength of our manufacturing operations which allows us to use many types of asphalt together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.

To mitigate these and other petroleum-based cost increases, we announced and implemented multiple price increases during 2005. We will attempt to pass on future additional unexpected cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations and Commercial Commitments

At December 31, 2005, the table below summarizes our significant contractual obligations and commercial commitments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5Years
	(Millions)
Long-term Debt	$553.6	$19.9	$261.5	$12.4	$259.8
Purchase Obligations (1)	111.6	39.4	66.8	3.9	1.5
Operating Leases	83.2	22.8	34.4	26.0	—
Fixed Interest Expense	219.8	40.7	70.5	39.2	69.4
Total	$968.2	$122.8	$433.2	$81.5	$330.7

(1)          We have entered into certain contractual obligations primarily related to the purchase of raw materials and the use of asphalt terminals at specific locations. Pricing under these contractual obligations is generally fixed; however, these contracts are subject to certain conditions which allow for prices to be adjusted upward or downward. Certain of these contracts also contain minimum annual purchase requirements, which we expect will be met and we do not expect any losses under these specific contracts.

We also have a management agreement with International Specialty Products Inc., which we refer to as the ISP Management Agreement, to provide us with certain management services. The management fees payable under the ISP Management Agreement are adjusted annually. Based on services provided to us in 2005 under the ISP Management Agreement, the aggregate amount payable to ISP under the ISP Management Agreement for 2006 inclusive of the services provided to G-I Holdings, is not yet available and is estimated to be approximately the same as the $5.8 million paid in 2005. For a further discussion on the ISP Management Agreement reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Intercompany Transactions.”

We purchase all of our colored roofing granules and algae-resistant granules under a long-term requirements contract with ISP. The amount of mineral products purchased each year under the ISP contract is based on current demand and is not subject to minimum purchase requirements. Since the total annual amount of mineral products expected to be purchased cannot be determined at this time, no amount is included in the above table related to this contract. In 2005, 2004 and 2003, we purchased $108.3, $98.2 and $77.7 million, respectively, of mineral products from ISP under this contract.

At December 31, 2005, we have contractual guarantees and commitments as follows:

	Expiration per period
Contractual Guarantees and Commitments	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Letters of Credit	$54.3	$54.3	$—	$—	$—
Total	$54.3	$54.3	$—	$—	$—

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

At December 31, 2005, letters of credit of $54.3 million, of which are all standby letters of credit,  are irrevocable obligations of an issuing bank. These letters of credit are guaranteed by us.

Other Obligations

At December 31, 2005, we have other obligations as follows:

	2005	2006
	Actual	Projected
Other Obligations	Spending	Spending
	(Millions)
Environmental Matters	$0.6	$1.0
Pension and Other Benefits	0.2	0.2
Total	$0.8	$1.2

Our expenditures for environmental compliance capital projects were $0.6 and $2.5 million in 2005 and 2004, respectively. We anticipate that environmental regulations will continue to be imposed on the roofing industry. Although we cannot predict with certainty environmental expenditures beyond 2005, management believes the estimation in the table above is adequate.

Our policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. In 2005 and 2004, we did not make any pension contributions. In 2006, based on current actuarial data, we do not expect to make any pension contribution. Actual contributions in 2006 and future years may vary based on a number of factors including prevailing interest rates and return on plan assets.

Spending associated with other benefit plans, primarily retiree medical and life insurance and long-term disability, amounted to $0.2 million and $0.2 million in 2005 and 2004, respectively. We expect spending to continue at comparable levels in 2006.

Available Sources of Liquidity

At December 31, 2005, we have available sources of liquidity, net of amounts used, as follows:

	Expiration per period
Available Sources of Liquidity	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Unused Lines of Credit	$254.7	$254.7	$—	$—	$—
Total	$254.7	$254.7	$—	$—	$—

We have a $350 million Senior Secured Revolving Credit Facility, of which $54.3 million of letters of credit were utilized at December 31, 2005. Available sources of liquidity consisted of $254.7 million of unused lines of credit at December 31, 2005, subject to the borrowing base availability as defined in the Senior Secured Revolving Credit Facility.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

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

BMCA Receivables Corporation was not a guarantor under our debt obligations. See Notes 12 and 19 to Consolidated Financial Statements. The effective cost to us varied with LIBOR and is included in other expense, net and amounted to $0, $0 and $1.6 million in 2005, 2004 and 2003, respectively.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs,” which we refer to as SFAS No. 151, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 amends Accounting Research Bulletin, which we refer to as ARB No. 43, Chapter 4 “Inventory Pricing,” which we refer to as ARB No. 43, and requires abnormal inventory costs to be recognized as current period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Furthermore, SFAS No. 151 requires unallocated overheads be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for costs occurring in fiscal years beginning after June 15, 2005. As of January 1, 2006, we will adopt the provisions of SFAS No. 151 and do not anticipate any material effect on our consolidated financial statements.

In December 2004, the FASB issued a revised SFAS No. 123 “Accounting for Stock-Based Compensation,” which we refer to as SFAS No. 123(R) “Share-Based Payments,” which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

accounting for share-based payment transactions with employees. SFAS No. 123(R) replaces the original SFAS No. 123 and supersedes Accounting Principles Board, which we refer to as APB, Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) becomes effective beginning with the first annual reporting period after June 15, 2005. As of December 31, 2005 we currently account for our 2001 Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans,” which we refer to as FIN 28. Since compensation expense related to our incentive units is currently included in our consolidated statements of income, we do not expect SFAS No. 123(R) to have an impact on our consolidated financial statements. We have adopted the additional disclosure provisions of SFAS No. 123(R) as of December 31, 2005. See Notes 2 and 15 to Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets,” which we refer to as SFAS No. 153, which replaces the exception from fair value measurement in APB Opinion No. 29 “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. As of January 1, 2006, we will adopt the provisions of SFAS No. 153 and do not anticipate any nonmonetary asset exchanges.

In March 2005, the FASB issued FASB Staff Position, which we refer to as FSP, FIN 46(R)-5 “Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities,” which we refer to as FSP FIN 46(R)-5. FSP FIN 46(R)-5 offers additional guidance to FIN 46(R) stating that implicit variable interests are implied financial interests in an entity that change in accordance with changes in the fair value of the entity’s net assets, exclusive of variable interests. FSP FIN 46(R)-5 is effective during a company’s first reporting period after March 3, 2005. We adopted FSP FIN 46(R)-5 during our second quarter ended July 3, 2005. At December 31, 2005, we did not have any interests in variable interest entities; therefore, FSP FIN 46(R)-5 and FIN 46(R) did not have any impact on our financial condition or results of operations.

In March 2005, the FASB issued FIN 47 “Accounting for Conditional Asset Retirement Obligations,” which clarifies how the term conditional asset retirement obligation is used in SFAS No. 143 “Accounting for Asset Retirement Obligations.”  SFAS No. 143 applies to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted FIN 47 during the fourth quarter of our fiscal year ended December 31, 2005 and performed an asset retirement obligation analysis and noted that no conditional asset retirement obligations existed.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which we refer to as SFAS No. 154, which eliminates the requirement of APB Opinion No. 20, “Accounting Changes,” to include the cumulative effect adjustment resulting from a change in an accounting principle in the income statement in the period of change. SFAS No. 154 requires that a change in an accounting principle or reporting entity be retrospectively applied. Under retrospective application, SFAS No. 154 is applied as of the beginning of the first accounting period presented in the financial statements and the

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Changes in accounting estimate and corrections of errors continue to be accounted for in the same manner as prior to the issuance of SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. As of January 1, 2006, we will adopt the provisions of SFAS No. 154.

Market-Sensitive Instruments and Risk Management

Under the terms of the Senior Secured Revolving Credit Facility, we are only permitted to enter into investments in highly rated commercial paper, U.S. government backed securities, certain time deposits and hedging arrangements that protect against or mitigate the effect of fluctuations in interest rates, foreign exchange rates or prices of commodities used in our business. At December 31, 2005 and 2004, we did not have any hedging arrangements. See “Short-term Investments” caption included in Note 2 to Consolidated Financial Statements.

* * *

Forward-looking Statements

This annual report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. The forward-looking statements included herein are made only as of the date of this annual report on Form 10-K and we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results or events will be achieved.

BUILDING MATERIALS CORPORATION OF AMERICA

SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data. The selected historical consolidated financial data for the five fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001 are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2005	2004	2003		2002		2001
	(Millions)
Operating Data:
Net sales	$1,955.8	$1,773.4	$1,607.8		$1,360.7		$1,293.0
Income before interest and income taxes	160.6	150.2	130.4	*	105.9	*	90.6	*
Interest expense	62.3	62.7	56.7		55.0		60.8
Income before income taxes	98.3	87.5	73.7		50.9		29.8
Net income	61.0	54.9	47.2		32.6		18.8

*                    Income before interest and income taxes for the year ended December 31, 2003 includes a $5.7 million gain on the sale of assets and a $3.8 million loss on the write-down of manufacturing facility assets. Income before interest and income taxes for the years ended December 31, 2002 and 2001 includes $1.8 and $0.7 million, respectively, from the loss on sale of assets.

	December 31,
	2005	2004	2003	2002	2001
	(Millions)
Balance Sheet Data:
Total working capital	$191.7	$157.7	$140.9	$105.7	$105.3
Total assets	1,004.3	1,065.5	808.0	763.0	727.0
Long-term debt less current maturities	533.5	536.0	545.7	545.8	599.9
Total stockholders’ equity (deficit)	43.0	(2.7)	(42.1)	(31.1)	(61.6)

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Millions)
Other Data:
Depreciation	$45.1	$43.9	$39.4	$38.7	$37.2
Goodwill amortization	—	—	—	—	2.0
Software amortization	2.7	2.2	2.1	2.0	1.8
Capital expenditures and acquisitions	65.1	67.2	43.3	34.6	28.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Building Materials Corporation of America:

We have audited the accompanying consolidated balance sheets of Building Materials Corporation of America and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited consolidated financial statement schedule II on page S-1. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Building Materials Corporation of America and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Short Hills, New Jersey
March 29, 2006

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(Thousands)
Net sales	$1,955,785	$1,773,389	$1,607,778
Costs and expenses, net:
Cost of products sold	1,359,593	1,225,795	1,134,224
Selling, general and administrative	431,377	391,329	338,954
Other expense, net	4,164	6,074	6,098
Loss on write-down of manufacturing facility assets	—	—	3,822
Gain on sale of assets	—	—	(5,739)
Total costs and expenses, net	1,795,134	1,623,198	1,477,359
Income before interest and income taxes	160,651	150,191	130,419
Interest expense	(62,304)	(62,707)	(56,694)
Income before income taxes	98,347	87,484	73,725
Income tax expense	(37,357)	(32,588)	(26,541)
Net income	$60,990	$54,896	$47,184

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2005	2004
	(Thousands)
Assets
Current Assets:
Cash and cash equivalents	$6,882	$129,482
Accounts receivable, trade, less allowance of $2,310 and $1,139, in 2005 and 2004, respectively	269,964	250,543
Accounts receivable, other	6,480	3,826
Tax receivable from parent corporation	804	—
Inventories, net	202,698	174,914
Deferred income tax assets, net	31,842	43,398
Other current assets	13,575	6,499
Total Current Assets	532,245	608,662
Property, plant and equipment, net	374,397	364,514
Goodwill, net of accumulated amortization of $16,370 in 2005 and 2004, respectively	67,134	63,294
Other noncurrent assets	30,549	29,075
Total Assets	$1,004,325	$1,065,545
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt	$19,768	$152,525
Accounts payable	124,921	120,337
Payable to related parties	12,087	16,900
Loans payable to parent corporation	52,840	52,840
Accrued liabilities	115,985	93,467
Reserve for product warranty claims	14,900	14,900
Total Current Liabilities	340,501	450,969
Long-term debt less current maturities	533,467	535,952
Reserve for product warranty claims	16,302	17,213
Deferred income tax liabilities	49,416	44,773
Other liabilities	21,613	19,349
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Series A Cumulative Redeemable Convertible Preferred Stock, $.01 par value per share; 400,000 shares authorized; no shares issued	—	—
Class A Common Stock, $.001 par value per share; 1,300,000 shares authorized; 1,015,010 shares issued and outstanding	1	1
Class B Common Stock, $.001 par value per share; 100,000 shares authorized; 0 shares issued and outstanding in 2005 and 2004	—	—
Loans receivable from parent corporation	(55,840)	(55,691)
Retained earnings	104,275	58,332
Accumulated other comprehensive loss	(5,410)	(5,353)
Total Stockholders’ Equity (Deficit)	43,026	(2,711)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,004,325	$1,065,545

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(Thousands)
Cash and cash equivalents, beginning of year	$129,482	$2,880	$96,173
Cash provided by (used in) operating activities:
Net income	60,990	54,896	47,184
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on write-down of manufacturing facility assets	—	—	3,822
Gain on sale of assets	—	—	(5,739)
Depreciation	45,110	43,920	39,401
Amortization	2,687	2,237	2,096
Deferred income taxes	16,232	(904)	25,086
Noncash interest charges, net	5,485	6,432	5,326
Increase in working capital items	(29,473)	(42,892)	(11,009)
Increase (decrease) in long-term reserve for product warranty claims	(911)	141	(1,315)
Repayments from repurchase of accounts receivable	—	—	(105,388)
Increase in other assets	(8,450)	(4,992)	(3,726)
Increase in other liabilities	2,305	26	1,486
Change in net receivable from/payable to related parties/parent corporations	(5,617)	14,870	(3,547)
Other, net	1,312	781	422
Net cash provided by (used in) operating activities	89,670	74,515	(5,901)
Cash provided by (used in) investing activities:
Capital expenditures and acquisition of manufacturing facilities in 2005 and 2004	(65,060)	(67,184)	(43,320)
Proceeds from sale of assets	4,717	—	9,315
Net cash used in investing activities	(60,343)	(67,184)	(34,005)
Cash provided by (used in) financing activities:
Proceeds from loans payable to parent corporation	—	—	52,840
Proceeds from issuance of long-term debt	553,000	835,340	427,407
Repayments of long-term debt	(688,902)	(695,706)	(471,074)
Distributions to parent corporation	(47)	(260)	(14)
Dividends to parent corporation	(15,000)	(15,000)	—
Loans to parent corporation	(149)	(104)	(52,939)
Financing fees and expenses	(829)	(4,999)	(9,607)
Net cash provided by (used in) financing activities	(151,927)	119,271	(53,387)
Net change in cash and cash equivalents	(122,600)	126,602	(93,293)
Cash and cash equivalents, end of year	$6,882	$129,482	$2,880

BUILDING MATERIALS CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2005	2004	2003
	(Thousands)
Supplemental Cash Flow Information:
Effect on cash from (increase) decrease in working capital items*:
Accounts receivable	$(20,928)	$(60,274)	$(24,882)
Inventories, net	(27,274)	(38,769)	(16,478)
Other current assets	(7,071)	(1,497)	(1,459)
Accounts payable	3,714	27,488	19,630
Accrued liabilities	22,086	30,160	12,180
Net effect on cash from increase in working capital items	$(29,473)	$(42,892)	$(11,009)
Cash paid during the period for:
Interest (net of amount capitalized of $1,080, $1,129 and $686 in 2005, 2004 and 2003, respectively)	$56,226	$47,468	$52,371
Income taxes (including federal income taxes paid pursuant to a Tax Sharing Agreement of $21,953, $19,465 and $0 in 2005, 2004 and 2003, respectively)	$23,140	$20,477	$832

*                    Working capital items exclude cash and cash equivalents, tax receivable from parent corporation, deferred income tax assets, net, current maturities of long-term debt, reserve for product warranty claims and net receivables and loans from/payable to related parties/parent corporations. In addition, the increase in receivables shown above for 2003 does not reflect the cash repayments from the repurchase of certain of the Company’s receivables (see Note 10 to Consolidated Financial Statements); such repayments are reflected in cash from operating activities.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Capital Stock and Additional Paid-in Capital	Loans Receivable From Parent Corporation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)
	(Thousands)
Balance, December 31, 2002	$1	$(2,648)	$(28,474)	$—
Comprehensive income (loss) year-ended December 31, 2003:
Net income	—	—	47,184	—	$47,184
Other comprehensive loss, net of tax:
Minimum pension liability adjustment, net of tax of $3,041	—	—	—	(5,178)	(5,178)
Comprehensive income					$42,006
Distributions to parent corporation	—	—	(14)	—
Loans to parent corporation	—	(52,939)	—	—
Balance, December 31, 2003	$1	$(55,587)	$18,696	$(5,178)
Comprehensive income (loss) year-ended December 31, 2004:
Net income	—	—	54,896	—	$54,896
Other comprehensive loss, net of tax:
Minimum pension liability adjustment, net of tax of $103	—	—	—	(175)	(175)
Comprehensive income					$54,721
Distributions to parent corporation	—	—	(260)	—
Dividends to parent corporation	—	—	(15,000)	—
Loan to parent corporation	—	(104)	—	—
Balance, December 31, 2004	$1	$(55,691)	$58,332	$(5,353)
Comprehensive income (loss) year-ended December 31, 2005:
Net income	—	—	60,990	—	$60,990
Other comprehensive loss, net of tax:
Minimum pension liability adjustment, net of tax of $33	—	—	—	(57)	(57)
Comprehensive income					$60,933
Distributions to parent corporation	—	—	(47)	—
Dividends to parent corporation	—	—	(15,000)	—
Loan to parent corporation	—	(149)	—	—
Balance, December 31, 2005	$1	$(55,840)	$104,275	$5,410

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Formation of the Company

Building Materials Corporation of America (the “Company”) is a leading national manufacturer and marketer of a broad line of asphalt and polymer based roofing products and accessories for the residential and commercial roofing markets. The Company also manufactures and markets specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. See Note 16.

The Company was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation (“BHC”), which is a wholly-owned subsidiary of G-I Holdings Inc.  G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc.

To facilitate administrative efficiency, effective October 31, 2000, GAF Corporation, the former indirect parent of the Company, merged into its direct subsidiary, G-I Holdings Inc. G-I Holdings Inc. then merged into its direct subsidiary, G Industries Corp., which in turn merged into its direct subsidiary, GAF Fiberglass Corporation. In that merger, GAF Fiberglass Corporation changed its name to GAF Corporation. Effective November 13, 2000, GAF Corporation (formerly known as GAF Fiberglass Corporation), merged into its direct subsidiary, GAF Building Materials Corporation, whose name was changed in the merger to G-I Holdings Inc. G-I Holdings Inc. is now an indirect parent of the Company and the Company’s direct parent is BHC. References below to G-I Holdings means G-I Holdings Inc. and any and all of its predecessor corporations, including GAF Corporation, G-I Holdings Inc., G Industries Corp., GAF Fiberglass Corporation and GAF Building Materials Corporation.

Effective as of January 31, 1994, G-I Holdings transferred to the Company all of its business and assets, other than three closed manufacturing facilities, certain deferred tax assets and receivables from affiliates. The Company recorded the assets and liabilities related to such transfer at G-I Holdings’ historical costs. The Company contractually assumed all of G-I Holdings’ liabilities, except (i) all of G-I Holdings’ environmental liabilities, other than environmental liabilities relating to the Company’s plant sites and its business as then-conducted, (ii) all of G-I Holdings’ tax liabilities, other than tax liabilities arising from the operations or business of the Company and (iii) all of G-I Holdings’ asbestos-related liabilities, other than the first $204.4 million of such liabilities (whether for indemnity or defense) relating to then-pending asbestos-related bodily injury cases and previously settled asbestos-related bodily injury cases, which the Company contractually assumed and agreed to pay.

Note 2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Financial Statement Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis the Company evaluates its estimates including but not limited to those related to doubtful accounts, inventory valuation, product warranty claims,

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Summary of Significant Accounting Policies (Continued)

environmental liabilities, the carrying value of goodwill, the carrying value of long-lived tangible and intangible assets, pensions and other postemployment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. In the opinion of management, the consolidated financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources, subject to the matters discussed in Note 18.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and commercial paper purchased with original maturities of three months or less.

Short-term Investments

Under our $350 million Senior Secured Revolving Credit Facility (the “Senior Secured Revolving Credit Facility”) the Company is limited to entering into investments in highly rated commercial paper, U.S. government backed securities, certain time deposits and hedging arrangements that protect against or mitigate the effect of fluctuations in interest rates, foreign exchange rates or prices of commodities used in the Company’s business. At December 31, 2005 and 2004 the Company did not have any hedging arrangements.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, as well as customer operating performance and payment practices. Consequently, an adverse change in the financial condition of a particular customer could affect the Company’s estimate of its bad debts. The Company reviews its allowance for doubtful accounts periodically. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine the cost for certain asphalt-based products used to produce the Company’s products. All other inventories are valued on the FIFO (first-in, first-out) method. Sales of inventories and their resulting receivables are included in the increase in working capital items in the consolidated statement of cash flows.

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Summary of Significant Accounting Policies (Continued)

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method based on the estimated economic lives of the assets. The Company uses an economic life of 5 to 25 years for land improvements, 10 to 40 years for buildings and building equipment and 3 to 20 years for machinery and equipment, which includes furniture and fixtures. Repairs in excess of $5,000 are capitalized if the repair both extends the useful life of an asset beyond its original estimated useful life and adds to the value of the asset. Interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment. Interest capitalized amounted to $1.1, $1.1 and $0.7 million for 2005, 2004 and 2003, respectively.

Long-Lived Asset Impairment

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For purposes of recognizing and measuring impairment of long-lived assets, the Company evaluates assets of its facilities because this is the lowest level of independent cash flows ascertainable to evaluate impairment. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For long-lived assets to be held and used, an impairment exists when the carrying amount of the asset exceeds the estimated undiscounted cash flows. Any resulting impairment is measured based on the fair value of the related asset. Fair value is determined based on future projected demand and estimated discounted cash flows. See Note 7.

Asset Retirement Obligation

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”), which was issued in March 2005, by the FASB. FIN 47 clarifies how the term conditional asset retirement obligation is used in SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 applies to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 during the fourth quarter in its fiscal year ended December 31, 2005 and performed an asset retirement obligation analysis and noted that no conditional asset retirement obligations existed.

Goodwill

Goodwill, which principally arose from acquisitions and from the 1989 management-led buyout of the predecessor company, was being amortized on the straight-line method over a period of approximately 40 years prior to January 1, 2002. With the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective as of January 1, 2002, goodwill is no longer subject to

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Summary of Significant Accounting Policies (Continued)

amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. See Note 4.

Debt Issuance Costs

Unamortized financing fees and expenses of $11.9 and $16.2 million are included in other noncurrent assets in the consolidated balance sheets at December 31, 2005 and 2004, respectively. Financing fees and expenses are amortized to interest expense over the life of the related debt. In 2005, 2004 and 2003, the Company amortized $5.1, $5.8 and $4.6 million, respectively, related to such expenses.

Software Development Costs

Purchased software development costs of $10.1 and $8.7 million, respectively, are included in other noncurrent assets in the consolidated balance sheets at December 31, 2005 and 2004. These costs are amortized to expense over a 5 year period. In 2005, 2004 and 2003, the Company amortized $2.7, $2.2 and $2.1 million, respectively, related to such costs.

Revenue Recognition

Revenue is recognized at the time products are shipped to the customer. Products are generally shipped Freight on Board, or FOB shipping point. Title and risk of loss passes to the customer at the time of shipment.

Shipping and Handling Costs

Accrued freight costs of $14.4 and $13.9 million are included in accrued liabilities in the consolidated balance sheets at December 31, 2005 and 2004, respectively. Shipping and handling costs are included in selling, general and administrative expenses and amounted to $177.9, $161.2 and $131.1 million in 2005, 2004 and 2003, respectively.

Research and Development

Research and development expenses, which are included in selling, general and administrative expenses, are charged to operations as incurred and amounted to $9.4, $9.3 and $7.6 million in 2005, 2004 and 2003, respectively.

Warranty Claims

The Company provides certain limited warranties covering most of its residential roofing products for periods generally ranging from 20 to 40 years, with lifetime limited warranties on certain specialty shingle products. The Company also offers certain limited warranties of varying duration covering most of its commercial roofing products. Most of the Company’s specialty building products and accessories carry limited warranties for periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products. Income from warranty contracts related to commercial roofing products is recognized over the life of the agreements, and is included in the reserve for product warranty claims, net of the related costs of the warranty, along with the administrative costs associated with monitoring and settling claims each year. For 2005, 2004 and 2003, administrative costs for residential roofing products amounted

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Summary of Significant Accounting Policies (Continued)

to $0.5, $0.6 and $0.6 million, respectively. The reserve for product warranty claims is estimated on the basis of historical and projected claims activity, as well as other factors. The accuracy of the estimate of additional costs is dependent on both the number and cost of future claims submitted during the warranty periods.  The Company believes that the reserves established for estimated probable future product warranty claims are adequate.

A settlement was reached in 1998 in a national class action lawsuit related to a specific alleged product defect related to prior production processes, which provides customers who purchased asphalt shingles manufactured from 1973 through 1997 the right to receive certain limited benefits beyond those already provided in their existing product warranty.

In October 1998 G-I Holdings brought suit in the Superior Court of New Jersey - Middlesex County, on our behalf, against certain of its insurers for recovery of the defense costs in connection with the class action described above and a declaration that the insurers are obligated to provide indemnification for all damages paid pursuant to the settlement of this class action and for other damages. As of December 31, 2005, this action is pending.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as:  a financial standby letter of credit; a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party; and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor’s obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002; however, the Company provides product warranties, which are only subject to the disclosure requirements under FIN 45. The Company has adopted the disclosure provisions of FIN 45.  (See table below.)

The reserve for product warranty claims consists of the following:

	2005	2004
	(Thousands)
Balance, January 1	$32,113	$31,972
Charged to cost of products sold	22,880	23,239
Payments/deductions	(23,791)	(23,098)
Balance, December 31	$31,202	$32,113

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

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Summary of Significant Accounting Policies (Continued)

apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company is party to a Tax Sharing Agreement. See Note 9.

In December 2004, the FASB issued FASB Staff Position 109-1 “Application of SFAS No. 109, Accounting for Income Taxes, related to the Tax Deductions Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004” (“FSP FAS 109-1”). FSP FAS 109-1 provides guidance on the application of SFAS No. 109, which provides tax relief to U.S. domestic manufacturers. FSP FAS 109-1 guidance allows for a tax deduction to be created under the Jobs Creation Act of 2004 for a manufacturing entity which must be accounted for as a special deduction on qualified production activities, in accordance with SFAS No. 109 and not a reduction in the effective tax rate. In addition, FSP FAS 109-1 provides the special deduction for a manufacturing entity must be considered when measuring deferred taxes when subject to graduated tax rates and assessing whether a valuation allowance is necessary under SFAS No. 109. As of December 31, 2004, the Company adopted FAS FSP 109-1 and noted there was no material effect on its 2005 and 2004 consolidated financial statements.

Environmental Liabilities

The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. The Company refers to these proceedings and lawsuits as “Environmental Claims.”

The Company accrues environmental costs when it is probable that it has incurred a liability and the expected amount can be reasonably estimated and, reviews on an ongoing basis, our estimated environmental liabilities reserve. The amount accrued reflects the Company’s assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multi-party sites and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of the Company’s insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of liability in respect of those matters. The Company estimates that its liability as of December 31, 2005, in respect of assumed and other environmental liabilities, is $1.1 million, and expects insurance recoveries of $1.3 million. Insurance recoveries relate to amounts previously provided for in the consolidated balance sheets. The Company refers to these recoveries as “estimated recoveries.”  The Company’s liability is reflected on an undiscounted basis. The gross environmental liability is included within accrued liabilities and other liabilities, and the estimated recoveries are included within other noncurrent assets. It is not currently possible to estimate the amount or range of any additional liabilities.

Pension and Other Postemployment Benefits

The Company maintains defined benefit plans that provide eligible employees with retirement benefits. In addition, while the Company generally does not provide postretirement medical and life

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Summary of Significant Accounting Policies (Continued)

insurance benefits, it subsidizes such life insurance benefits for certain employees and certain retirees. The costs and obligations related to these benefits reflect the Company’s assumptions related to general economic conditions (particularly interest rates), expected return on plan assets and rate of compensation increases for employees. The Company sets the discount rate assumption annually for its retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by the Company’s actuaries and its financial management. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. The Company’s discount rate as of December 31, 2005 and 2004 for determining projected benefit obligations was 5.75% and 6.0%, respectively. A 25 basis point increase or decrease in the discount rate assumption would result in a plus or minus $0.1 million impact on pension expense and a plus or minus $1.2 million impact on the projected benefit obligation. The Company’s expected long-term rate of return on assets assumption for its retirement plans was 9.5% in 2005 and 2004. In addition, a 25 basis point increase or decrease in the expected long-term rate of return on assets assumption would result in a plus or minus $0.1 million impact on pension expense.

Projected health care benefits additionally reflect the Company’s assumptions about health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.

2001 Long-Term Incentive Plan

In December 2004, the FASB issued a revised SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS No. 123(R)”) “Share-Based Payments” which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS No. 123(R) replaces the original SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Company currently accounts for its units granted to certain employees under the accounting prescribed by applying FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans” (“FIN 28”), which requires an entity to measure compensation as the amount by which the Book Value (as defined in the Plan) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. The Company expects to continue to account for its long-term incentive units under the accounting prescribed by FIN 28, since the compensation expense related to the Company’s incentive units is currently included in its consolidated statements of income. The Company has adopted the additional disclosure provisions of SFAS No. 123(R). The Company’s pro forma net income under SFAS No. 123(R) would have been the same as actual net income. See Note 15.

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Summary of Significant Accounting Policies (Continued)

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) and its components in annual and interim consolidated financial statements include net income (loss), unrealized gains and losses from investments in available-for-sale securities, net of tax effect, and minimum pension liability adjustments, net of tax effect. The Company has disclosed comprehensive income (loss) in the consolidated statements of stockholders’ equity (deficit).

Changes in the components of accumulated other comprehensive loss for the years 2005, 2004 and 2003 are as follows:

	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
	(Thousands)
Balance, December 31, 2002	$—	$—
Change for the year 2003, net of tax of $3,041	(5,178)	(5,178)
Balance, December 31, 2003	$(5,178)	$(5,178)
Change for the year 2004, net of tax of $103	(175)	(175)
Balance, December 31, 2004	$(5,353)	$(5,353)
Change for the year 2005, net of tax of $33	(57)	(57)
Balance, December 31, 2005	$(5,410)	$(5,410)

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

Note 3.   New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” (“SFAS No. 151”) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 “Inventory Pricing” (“ARB No. 43”) and requires abnormal inventory costs to be recognized as current period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Furthermore, SFAS No. 151 requires unallocated overheads be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for costs occurring in fiscal reporting years beginning after June 15, 2005. As of January 1, 2006 the Company will adopt the provisions of SFAS No. 151 and does not anticipate any material effect on its consolidated financial statements.

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.   New Accounting Pronouncements (Continued)

In December 2004, the FASB issued a revised SFAS No. 123 “Accounting for Stock-Based Compensation,” SFAS No. 123(R) “Share-Based Payments” which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS No. 123(R) replaces the original SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) becomes effective beginning with the first interim or annual reporting period after June 15, 2005. As of December 31, 2005, the Company currently accounts for its 2001 Long-Term Incentive Plan under the accounting prescribed by FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans.”  Since compensation expense related to the Company’s incentive units is currently included in its consolidated statements of income, the Company does not expect SFAS No. 123(R) to have an impact on its consolidated financial statements. The Company adopted the additional disclosure provisions of SFAS No. 123(R) as of December 31, 2005. See Notes 2 and 15.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” (“SFAS No. 153”) which replaces the exception from fair value measurement in APB Opinion No. 29 “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. As of January 1, 2006, the Company will adopt the provisions of SFAS No. 153 and does not anticipate any nonmonetary asset exchanges.

In March 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-5 “Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities,” (“FSP FIN 46(R)-5”). FSP FIN 46(R)-5 offers additional guidance to FIN 46(R) stating that implicit variable interests are implied financial interests in an entity that change in accordance with changes in the fair value of the entity’s net assets, exclusive of variable interests. FSP FIN 46(R)-5 is effective during a company’s first reporting period after March 3, 2005. The Company adopted FSP FIN 46(R)-5 during its second quarter ended July 3, 2005. At December 31, 2005, the Company did not have any interests in variable interest entities; therefore, FSP FIN 46(R)-5 and FIN 46(R) did not have any impact on the Company’s financial condition or results of operations.

In March 2005, the FASB issued FIN 47 “Accounting for Conditional Asset Retirement Obligations,” which clarifies how the term conditional asset retirement obligation is used in SFAS No. 143 “Accounting for Asset Retirement Obligations.”  SFAS No. 143 applies to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 during the fourth quarter in its fiscal year ended December 31, 2005 and performed an asset retirement obligation analysis and noted that no conditional asset retirement obligations existed.

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.   New Accounting Pronouncements (Continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which eliminates the requirement of APB Opinion No. 20, “Accounting Changes,” to include the cumulative effect adjustment resulting from a change in an accounting principle in the income statement in the period of change. SFAS No. 154 requires that a change in an accounting principle or reporting entity be retrospectively applied. Under retrospective application, SFAS No. 154 is applied as of the beginning of the first accounting period presented in the financial statements and the cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Changes in accounting estimate and corrections of errors continue to be accounted for in the same manner as prior to the issuance of SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. As of January 1, 2006, the Company will adopt the provisions of SFAS No. 154.

Note 4.   Goodwill

Through December 31, 2001, the Company amortized goodwill on a straight-line basis over the expected useful lives of the underlying assets. In accordance with the provisions of SFAS No. 142 (see Note 2), “Goodwill and Other Intangible Assets,” effective January 1, 2002, goodwill is no longer amortized over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. This assessment could result in a material future impairment charge.

The Company evaluated the recoverability of goodwill for its roofing products and specialty building products and accessories reporting units. The Company’s methodology included evaluations using estimated future discounted cash flows, multiples of net sales and multiples of earnings before interest, taxes, depreciation and the amortization of other assets (“EBITDA”). The Company’s analysis was completed for each of the reporting units to which the goodwill relates. If the estimated range of fair values from the methodologies employed are less than the carrying value of the related reporting unit, impairment losses for goodwill are charged to results of operations. In determining the estimated future discounted cash flows, the Company considered projected future levels of income, future business trends and market and economic conditions. The Company’s analysis related to multiples of net sales and EBITDA are based on related industry data. The Company adopted SFAS No. 142 effective January 1, 2002 and prepared an impairment analysis at December 31, 2005, 2004 and 2003 and noted no impairment existed.

The carrying amount of goodwill was $67.1, $63.3 and $63.3 million as of December 31, 2005, 2004 and 2003. Such goodwill amounts to $59.5, $55.6 and $55.6 million for the roofing products reporting unit and $7.6, $7.7 and $7.7 million related to the specialty building products and accessories reporting unit as of December 31, 2005, 2004 and 2003, respectively. The increase in the carrying amount of goodwill is due to an acquisition in 2005 of an entity that manufacturers and sells roofing accessories.

Note 5.   Asbestos-related Bodily Injury Claims

In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber (“Asbestos Claims”) of its indirect parent, G-I Holdings. As of March 30, 1997, the Company paid all of its assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.   Asbestos-related Bodily Injury Claims (Continued)

reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. Most asbestos claims do not specify the amount of damages sought. This Chapter 11 proceeding remains pending.

Claimants in the G-I Holdings’ bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings’ assets, including its holdings of BMCA Holdings Corporation’s common stock and its indirect holdings of the Company’s common stock. Such action could result in a change of control of the Company. In addition, those creditors may attempt to assert Asbestos Claims against the Company. Approximately 1,900 Asbestos Claims were filed against the Company prior to February 2, 2001. The Company believes that it will not sustain any liability in connection with these or any other Asbestos Claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claim against the Company. On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the “BMCA Action”). One of the parties to this matter, the Official Committee of Asbestos Claimants (the “creditors’ committee”), subsequently filed a counterclaim against BMCA seeking a declaration that BMCA has successor liability for Asbestos Claims against G-I Holdings and that BMCA is the alter ego of G-I Holdings. On May 13, 2003 the United States District Court for the District of New Jersey overseeing the G-I Holdings’ Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will therefore be heard by the District Court. On July 26, 2005, one party in the BMCA Action, the legal representative of future demand holders in the G-I bankruptcy, was dismissed from the case. The District Court originally scheduled this matter for trial beginning April 3, 2006 but due to the retirement of the district judge, the trial has been adjourned without date pending reassignment to a new judge. The BMCA Action continues against the creditors’ committee in the G-I Holdings bankruptcy. It is not possible to predict the outcome of this litigation, although the Company believes its claims are meritorious. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it or its assets, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

On or about February 8, 2001, the creditors’ committee established in G-I Holdings’ bankruptcy case filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of the Company with G-I Holdings or an order directing G-I Holdings to cause the Company to file for bankruptcy protection. The Company and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the bankruptcy court denied plaintiffs’ application for interim relief. In November 2002, the creditors’ committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings’ bankruptcy. In December 2002, the bankruptcy court denied the motion. The creditors’ committee appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003. The creditors’ committee has appealed the denial to the Third Circuit Court of Appeals, which denied the appeal on September 24, 2004. The creditors’ committee filed a petition with the Third Circuit Court of

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.   Asbestos-related Bodily Injury Claims (Continued)

Appeals for a rehearing of its denial of the creditors’ committee’s appeal, which was denied by the court on October 26, 2004.

On February 27, 2004, the creditors’ committee, joined in by the legal representative, filed a motion to modify the preliminary injunction and to seek authority by the bankruptcy court to avoid, on various grounds, certain liens granted in connection with the financing obtained by the Company in December 2000. G-I Holdings and the Company have opposed the motion, and a hearing on the motion was held by the bankruptcy court on March 29, 2004. By opinion dated June 8, 2004, the court granted the motion in part and denied it in part. On July 7, 2004, the creditors’ committee filed a claim challenging, as a fraudulent conveyance, the transactions entered into in connection with the Company’s formation in 1994, in which G-I Holdings caused to be transferred to the Company all of its roofing business and assets and in which the Company assumed certain liabilities relating to those assets, including a specified amount of asbestos liabilities (the “1994 transaction”). In addition, on July 7, 2004, the creditors’ committee filed a claim against holders of the Company’s bank and bond debt outstanding in 2000, seeking to avoid the liens granted to them, based on the committee’s theory that the 1994 transaction was a fraudulent conveyance. On August 3, 2004, the creditors’ committee filed an amended complaint adding the names of additional alleged bondholders. On July 20, 2004, the creditors’ committee appealed the court’s decision, issued on June 8, 2004, seeking the authority to file a lawsuit against the banks and bondholders discussed above, challenging the liens granted to them in 2000 as a fraudulent conveyance and are appealing, among other things, certain adverse rulings relating to statute of limitation issues. G-I Holdings, the holders of our bank and bond debt and we have filed cross appeals. This appeal remains pending before the District Court.

The Company believes that the claims of the creditors’ committee are without merit. However, if the Company is not successful defending against one or more of these claims, the Company may be forced to file for bankruptcy protection and/or contribute all or a substantial portion of its assets to satisfy the claims of G-I Holdings’ creditors. Either of these events, or the substantive consolidation of G-I Holdings and the Company, would weaken its operations and cause it to divert a material amount of its cash flow to satisfy the asbestos claims of G-I Holdings, and may render it unable to pay interest or principal on its credit obligations.

For a further discussion with respect to the history of the foregoing litigation, and asbestos-related matters and other litigation, see Notes 2, 9, 13 and 18.

Note 6.   Acquisitions and Property Dispositions

In 2005, we sold property in Houston, Texas for cash proceeds of approximately $4.1 million, which approximated carrying value.

In May 2004, the Company acquired certain assets of a manufacturing facility located in Quakertown, Pennsylvania from Atlas Roofing Corporation. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the fair value of the identifiable assets acquired, which consisted almost entirely of property, plant and equipment. The operating results of the Quakertown manufacturing facility are included in the Company’s results of operations from the date of its acquisition.

In May 2003, the Company sold property in Ontario, California for cash proceeds of approximately $9.3 million, which resulted in a pre-tax gain of approximately $5.7 million.

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.   Asset Impairment

In December 2003, the Company evaluated all the assets located at its previously closed Albuquerque, New Mexico manufacturing facility. The Company’s evaluation included a review of the carrying value of all assets and resulted in the recording of a pre-tax impairment loss of $3.8 million, based on an estimate of the net realizable value of the assets. See Note 8.

Note 8.   Manufacturing Facilities Shutdown

In response to current market conditions, to better service shifting customer demand and to reduce costs, the Company closed or idled four manufacturing facilities during 2000 located in Monroe, Georgia; Port Arthur, Texas; Corvallis, Oregon; and Albuquerque, New Mexico. The Company sold, in previous years, the Corvallis, Oregon and the Monroe, Georgia manufacturing facilities after their respective shutdown. See Note 7 for the write-down of Albuquerque, New Mexico manufacturing facility assets in 2003. As market growth and customer demand improves, the Company may reinstate production at one or both of the two remaining manufacturing facilities in the future. The effect of closing these facilities was not material to the Company’s results of operations.

Note 9.   Income Taxes (Expense) Benefit

Income tax expense, which has been computed on a separate return basis, consists of the following:

	Year Ended December 31,
	2005	2004	2003
	(Thousands)
Federal:
Current	$(17,324)	$(30,334)	$(3,207)
Deferred	(15,355)	489	(22,587)
Total federal	(32,679)	(29,845)	(25,794)
State and local:
Current	(3,801)	(3,158)	(1,156)
Deferred	(877)	415	409
Total state and local	(4,678)	(2,743)	(747)
Income tax expense	$(37,357)	$(32,588)	$(26,541)

The differences between the income tax expense computed by applying the statutory Federal income tax rate to pre-tax income, and the income tax expense reflected in the consolidated statements of income are as follows:

	Year Ended December 31,
	2005	2004	2003
	(Thousands)
Statutory expense	$(34,421)	$(30,619)	$(25,804)
Impact of:
State and local taxes, net of Federal benefits	(3,041)	(1,783)	(486)
Other, net	105	(186)	(251)
Income tax expense	$(37,357)	$(32,588)	$(26,541)

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.   Income Taxes (Expense) Benefit (Continued)

The components of the net deferred tax liabilities are as follows:

	December 31,
	2005	2004
	(Thousands)
Deferred tax liabilities related to:
Property, plant and equipment	$(68,518)	$(66,406)
Other	(266)	(707)
Total deferred tax liabilities	(68,784)	(67,113)
Deferred tax assets related to:
Expenses not yet deducted for tax purposes	51,210	65,738
Total deferred tax assets	51,210	65,738
Net deferred tax liabilities	(17,574)	(1,375)
Deferred tax assets reclassified to current assets	(31,842)	(43,398)
Noncurrent deferred tax liabilities	$(49,416)	$(44,773)

Based upon the level of historical taxable income and projections for future taxable income over the period in which the Company’s deferred tax assets are deductible, the Company believes that it is more likely than not that the Company will receive the benefits of these deductible differences at December 31, 2005 and 2004.

As of December 31, 2005, the Company has included on its consolidated balance sheet a tax receivable from parent corporation of $0.8 million, representing amounts paid in excess of amounts due in 2005 to G-I Holdings under the Tax Sharing Agreement (as defined below). As of December 31, 2004, the Company has included on its consolidated balance sheet in current liabilities a tax payable to parent corporation of $3.8 million, which is included in payable to related parties, representing amounts due to G-I Holdings under the Tax Sharing Agreement (as defined below). As of December 31, 2003, the Company has included on its consolidated balance sheet a tax receivable from parent corporation of $7.0 million, representing amounts paid to G-I Holdings under the Tax Sharing Agreement, which the Company applied against 2004 tax sharing payments due to G-I Holdings.

The Company and its subsidiaries entered into a tax sharing agreement (the “Tax Sharing Agreement”) dated January 31, 1994 and later amended on March 19, 2001, with G-I Holdings, with respect to the payment of federal income taxes and related matters. During the term of the Tax Sharing Agreement, which is effective for the period during which the Company or any of its domestic subsidiaries is included in a consolidated federal income tax return for the G-I Holdings’ consolidated tax group, the Company is obligated to pay G-I Holdings an amount equal to those federal income taxes it would have incurred if the Company, on behalf of itself and its domestic subsidiaries, filed its own federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by the Company to G-I Holdings in future years, but cannot be carried back. If the Company ever were to leave the G-I Holdings’ consolidated tax group, it would be required to pay to G-I Holdings the value of any tax attributes to which it would succeed under the consolidated return regulations to the extent the tax attributes reduced the amounts otherwise payable by the Company under the Tax Sharing Agreement. Under limited circumstances, the provisions of the Tax Sharing Agreement could result in the Company having a greater liability under the agreement than it would have had if it and its domestic subsidiaries had

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.   Income Taxes (Expense) Benefit (Continued)

filed its own separate federal income tax return. Under the Tax Sharing Agreement, the Company and each of its domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of G-I Holdings or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to the Company’s business or assets or the business or assets of any of its domestic subsidiaries. Although, as a member of the G-I Holdings’ consolidated tax group, the Company is severally liable for certain federal income tax liabilities of the G-I Holdings’ consolidated tax group, including tax liabilities not related to its business, the Company should have no liability other than liabilities arising from the Company’s operations and the operations of its domestic subsidiaries and tax liabilities for tax years pre-dating the Tax Sharing Agreement that relate to the Company’s business or assets and the business or assets of any of its domestic subsidiaries. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, G-I Holdings makes all decisions with respect to all matters relating to taxes of the G-I Holdings’ consolidated tax group. The provisions of the Tax Sharing Agreement take into account both the federal income taxes the Company would have incurred if it filed its own separate federal income tax return and the fact that the Company is a member of the G-I Holdings’ consolidated tax group for federal income tax purposes.

On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the “IRS”) of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhône-Poulenc Surfactants and Specialties, L.P. (the “surfactants partnership”), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings’ bankruptcy. If such proof of claim is sustained, the Company and/or certain of the Company’s subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for a portion of those taxes and interest. G-I Holdings has filed an objection to the proof of claim. If the IRS were to prevail for the years in which the Company and/or certain of its subsidiaries were part of the G-I Holdings Group, the Company would be severally liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings’ ability to satisfy its tax liabilities and the application of tax credits and deductions.

Note 10.   Sale of Accounts Receivable

In March 1993, the Company sold its trade accounts receivable (“receivables”) to a trust, without recourse, pursuant to an agreement which provided for a maximum of $75.0 million in cash to be made available to the Company based on Eligible Receivables, as defined, outstanding from time to time. In November 1996, the Company entered into new agreements, which provided for a maximum of $115.0 million, pursuant to which it sold the receivables to a special purpose subsidiary of the Company, BMCA Receivables Corporation, without recourse, which in turn sold them, without recourse. In December 2001, this facility matured and $115.0 million was repaid to settle previous amounts made available to the Company.

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.   Sale of Accounts Receivable (Continued)

In December 2001, the Company entered into a new Accounts Receivable Securitization Agreement (“the Securitization Agreement”) under which the Company sold certain of its trade accounts receivable to BMCA Receivables Corporation, without recourse, which in turn sold them to a third party, without recourse. The Agreement provided for a maximum of $115.0 million in cash to be made available to the Company based on the sale of Eligible Receivables outstanding from time to time. This agreement, initially scheduled to mature in December 2004, was subject to financial and other covenants, including a material adverse change in business conditions, financial or otherwise and was terminated in July 2003. With the termination of the Securitization Agreement the Company also repurchased its undivided interest in the associated receivables. In connection with the termination of the Securitization Agreement in July 2003, the Company repaid $115.0 million of amounts outstanding under such agreement. As a result of the termination of the Securitization Agreement, accounts receivable and long-term debt at December 31, 2003 increased by approximately $105.4 million as compared to prior year. The Company also liquidated BMCA Receivables Corporation effective August 2003.

BMCA Receivables Corporation was not a guarantor under the Company’s debt obligations. See Notes 13 and 19 to Consolidated Financial Statements. The effective cost to the Company varied with LIBOR and is included in other expense, net and amounted to $0, $0 and $1.6 million in 2005, 2004 and 2003, respectively.

Note 11.   Inventories

At December 31, 2005 and 2004, $37.9 and $33.4 million, respectively, of inventories were valued using the LIFO method. Inventories consist of the following:

	December 31,
	2005	2004
	(Thousands)
Finished goods	$149,049	$119,649
Work-in process	12,904	13,829
Raw materials and supplies	56,413	50,237
Total	218,366	183,715
Less LIFO reserve	(15,668)	(8,801)
Inventories	$202,698	$174,914

Note 12.   Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2005	2004
	(Thousands)
Land and land improvements	$36,220	$36,015
Buildings and building equipment	94,689	95,769
Machinery and equipment	498,319	489,147
Construction in progress	42,714	16,938
Total	671,942	637,869
Less accumulated depreciation and amortization	(297,545)	(273,355)
Property, plant and equipment, net	$374,397	$364,514

See Note 13 regarding the disposition of the Chester machinery and equipment capital lease in 2003. Depreciation expense for 2005, 2004 and 2003 was $45.1, $43.9 and $39.4 million, respectively.

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.   Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2005	2004
	(Thousands)
7 3/4% Senior Notes due 2005	$—	$149,949
8% Senior Notes due 2007	99,865	99,791
8% Senior Notes due 2008	154,754	154,670
7 3/4% Senior Notes due 2014	250,770	250,859
Borrowings under the Senior Secured Revolving Credit Facility	17,000	—
Industrial development revenue bonds with various interest rates and maturity dates to 2029	14,200	14,280
Chester Loan	13,817	16,317
Other notes payable	2,829	2,611
Total	553,235	688,477
Less current maturities	(19,768)	(152,525)
Long-term debt less current maturities	$533,467	$535,952

In December 1996, the Company issued $100 million in aggregate principal amount of 8 5/8% Senior Notes due 2006 (the “2006 Notes”) at 99.502% of the principal amount. In October 1997, the Company issued $100 million in aggregate principal amount of 8% Senior Notes due 2007 (the “2007 Notes”) at 99.254% of the principal amount. In July 1998, the Company issued $150 million in aggregate principal amount of 7 3/4% Senior Notes due 2005 (the “2005 Notes”) at 99.574% of the principal amount. In November 1998, the Company issued $155 million in aggregate principal amount of 8% Senior Notes due 2008 (the “2008 Notes”) at 99.457% of the principal amount.

In July 2000, the Company issued $35 million in aggregate principal amount of 10 ½% Senior Notes, due 2002 at 97.161% of the principal amount, the maturity date of which was extended to September 2003 (the “2003 Notes”) in connection with the Company entering into a secured revolving credit facility in December 2000 (see below). In September 2003, the Company used proceeds from the Senior Secured Revolving Credit Facility (see below) to repay these notes at maturity, aggregating $35 million plus accrued interest of $0.7 million. The Company used the net proceeds from the issuance of the 2003 Notes to repay a $31.9 million bank term loan due 2004 (the “Term Loan”) with the remaining net proceeds used for general corporate purposes. In connection with the extinguishment of the term loan, unamortized deferred financing fees of approximately $0.5 million were included in interest expense. The redemption price was 105.875% of the principal amount outstanding and the premium of approximately $2.1 million was included in interest expense.

Holders of the 2007 Notes and the 2008 Notes have the right under the indentures governing such notes to require the Company to purchase these senior notes at a price of 100% of the principal amount thereof, and the Company has the right to redeem these senior notes at a price of 100% of the principal amount thereof, plus, in each case, the Applicable Premium (as defined therein), together with any accrued and unpaid interest, in the event of a Change of Control (as defined therein).

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.   Long-Term Debt (Continued)

In August 1999, the Company entered into a $110 million secured revolving credit facility. In December 2000, the Company entered into an additional $100 million secured revolving credit facility to be used for working capital purposes subject to certain restrictions. In December 2002, the Company consolidated and restated both credit facilities into its $210 million Consolidated and Restated Credit Agreement (the “Credit Agreement”). In connection with entering into the additional $100 million secured revolving credit facility in December 2000, the Company also issued a precious metal note (the “Precious Metal Note”), which bears interest rates similar to the Credit Agreement, to finance precious metals used in the Company’s manufacturing processes. The Credit Agreement, which was initially scheduled to mature in August 2003, was repaid and replaced in July 2003, with a new senior secured credit facility (see below). The terms of the Credit Agreement provided for a $210 million secured revolving credit facility, the full amount of which was available for letters of credit, provided that total borrowings and outstanding letters of credit did not exceed $210 million in the aggregate. The Credit Agreement had interest at a floating rate based on the lenders’ Base Rate, as defined, the federal funds rate or the Eurodollar rate.

In July 2003, the Company entered into a new $350 million Senior Secured Revolving Credit Facility (the “Senior Secured Revolving Credit Facility”). The initial borrowings under the Senior Secured Revolving Credit Facility were primarily used to repay amounts outstanding under its Credit Agreement, to repay the $115 million Accounts Receivable Securitization Agreement due December 2004 and to repay the $7 million Precious Metal Note due August 2003. The Senior Secured Revolving Credit Facility has a final maturity date of November 15, 2006, subject to certain conditions, is secured by a first priority lien on substantially all of the Company’s assets and the assets of its subsidiaries and is guaranteed by all of the Company’s current and future subsidiaries. Availability under the Senior Secured Revolving Credit Facility is based upon eligible Accounts Receivable, Inventory, and Property, Plant and Equipment (collectively, the “Collateral”), as defined, in the Senior Secured Revolving Credit Facility and includes a sub-limit for letters of credit of $100 million. The Senior Secured Revolving Credit Facility bears interest at a floating rate based on the lenders’ Base Rate, the federal funds rate or the Eurodollar rate, each as defined in the Senior Secured Revolving Credit Facility. On May 7, 2004, the Company amended its Senior Secured Revolving Credit Facility, which reduced the floating rate of interest as defined in the Senior Secured Revolving Credit Facility. On July 12, July 19 and November 5, 2004, the Senior Secured Revolving Credit Facility was further amended to allow for the issuance of our 2014 Notes (see below). The Senior Secured Revolving Credit Facility requires mandatory repayments of excess cash, as defined, on the tenth day of each month and contains a material adverse change clause. The Company is also required to pay unused commitment fees associated with the Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility provides for optional and mandatory reductions in the overall $350 million Senior Secured Revolving Credit Facility commitment, subject to certain conditions as defined in the Senior Secured Revolving Credit Facility. In addition, the Senior Secured Revolving Credit Facility also provides for optional and mandatory prepayments of borrowings outstanding under the Senior Secured Revolving Credit Facility, subject to certain conditions. Borrowings outstanding under the Senior Secured Revolving Credit Facility, which are included in current maturities amounted to $17.0 and $0 million at December 31, 2005 and 2004, respectively.

Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing our 8% Senior Notes due 2007, our 8% Senior Notes due 2008 and our 7 3/4% Senior Notes due 2014 (see below) (collectively, the “Senior Notes”), the Company is subject to certain financial covenants. These

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.   Long-Term Debt (Continued)

financial covenants include, among others, interest coverage, as defined, minimum consolidated EBITDA (earnings before income taxes and extraordinary items increased by interest expense, depreciation, goodwill and other amortization), limitations on the amount of annual capital expenditures and indebtedness, restrictions on restricted payments, including dividends and distributions to the Company’s parent corporations and on incurring liens, and restrictions on investments and other payments.

In addition, if a change of control as defined in the Senior Secured Revolving Credit Facility occurs, the Senior Secured Revolving Credit Facility could be terminated and the loans under the Senior Secured Revolving Credit Facility accelerated by the holders of that indebtedness. If that event occurred it would cause the Company’s outstanding Senior Notes to be accelerated. In addition, for the potential impact of the Asbestos-related Bodily Injury Claims on the Company’s results of operations, see Note 5.

As of December 31, 2005, after giving effect to the most restrictive of the aforementioned restrictions, the Company could not have paid dividends or made other restricted payments to its parent corporation. In addition, at December 31, 2005, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions as outlined in the Senior Secured Revolving Credit Facility and the indentures governing the Company’s Senior Notes.

As of December 31, 2005, the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility, which matures in November 2006, and the indentures governing the Senior Notes. Although no assurances can be provided, the Company intends to refinance the Senior Secured Revolving Credit Facility before its maturity date.

In July 2004, the Company issued $200.0 million in aggregate principal amount of 7 3/4% Senior Notes due 2014 (the “2014 Notes”), at 100.0% of the principal amount. The net proceeds from the issuance of the 2014 Notes, after deducting initial purchasers’ discounts and commissions and offering expenses were approximately $195.9 million. In August 2004, the Company exercised a call notice issued in July 2004 and used approximately $101.8 million of the net proceeds to redeem all of its issued and outstanding 2006 Notes, including accrued and unpaid interest on such notes through the date of redemption. In addition, the Company used the remaining net proceeds of approximately $94.1 million to reduce amounts outstanding under its Senior Secured Revolving Credit Facility. The redemption price of the 2006 Notes was 101.438% of the principal amount outstanding and the premium of approximately $1.4 million was recorded in interest expense in July 2004. In connection with the extinguishment of the 2006 Notes, the Company expensed the remaining deferred financing fees of approximately $0.7 million in July 2004 and included this amount in interest expense.

In November 2004, the Company issued an additional $50.0 million in aggregate principal amount of its 2014 Notes. The additional 2014 Notes were issued under an indenture dated July 26, 2004, pursuant to which the Company previously issued its original $200.0 million of 7 3/4% Senior Notes due 2014. These additional 2014 Notes rank equally with and formed a part of a single series with such original 2014 Notes and have the same terms and conditions. The net proceeds from the issuance of the additional 2014 Notes, after deducting the offering expenses and including the addition of the applicable premium were approximately $50.6 million. The Company used the net proceeds from the additional 2014 Notes to reduce amounts outstanding under its Senior Secured Revolving Credit Facility. The premium of approximately $0.9 million is included in long-term debt and will be amortized over the life of the 2014 Notes.

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.   Long-Term Debt (Continued)

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

The Senior Notes are secured by a second-priority lien on the same assets securing the Senior Secured Revolving Credit Facility for so long as the first-priority lien remains in effect, subject to certain limited exceptions and have been guaranteed by the subsidiaries that guaranteed the Senior Secured Revolving Credit Facility. In connection with these transactions, the Company entered into an Amended and Restated Security Agreement, which grants a security interest in the Collateral in favor of the collateral agent on behalf of the lenders under the Senior Secured Revolving Credit Facility and the holders of the Company’s outstanding Senior Notes. The Company also entered into an Amended and Restated Collateral Agent Agreement, which provides, among other things, that we maintain a lockbox and depository control agreement for the benefit of the secured parties and the sharing of proceeds with respect to any foreclosure or other remedy in respect of the Collateral. As of December 31, 2005, the book value of the collateral securing the Senior Notes and the Senior Secured Revolving Credit Facility was approximately $990.5 million. The Company is also required to pay unused commitment fees associated with the Senior Secured Revolving Credit Facility, as well as the terminated Credit Agreement. For 2005, 2004 and 2003 these fees amounted to $1.2, $1.1 and $0.8 million, respectively.

On July 15, 2005, the Company used cash and cash equivalents on hand and proceeds from its Senior Secured Revolving Credit Facility to redeem its 7 3/4% Senior Notes due 2005 at maturity, aggregating $150.0 million plus accrued interest of $2.9 million.

In December 1995, the Company consummated a $40.0 million sale-leaseback of certain equipment located at its Chester, South Carolina glass mat manufacturing facility, in a transaction accounted for as a capital lease. The lessor was granted a security interest in certain equipment at the Chester facility. The lease terms extended to December 2005, with an early buyout option in June 2003. In July 2003, the Company paid the early buyout option of $19.7 million. In addition, in July 2003, the Company entered into a new $19.7 million Secured Loan (the “Chester Loan”), with the proceeds being used to repay the $19.7 million obligation associated with the early buyout option discussed above. The Chester Loan is secured by a sole security interest in the machinery and equipment, matures in 2010, requires monthly payments of principal and interest commencing in August 2003 and bears a fixed annual interest rate of 7.41%.

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

In December 2004, the Company redeemed its Nashville, Tennessee Industrial Development Revenue Bonds for $8.5 million. The Company has three remaining industrial development revenue bond issues

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.   Long-Term Debt (Continued)

outstanding, which bear interest at short-term floating rates. Interest rates on the foregoing obligations ranged between 1.4% and 3.6% during 2005. The Company’s industrial development revenue bonds are secured by letters of credit under the Senior Secured Revolving Credit Facility.

The Company believes that the fair value of its non-public indebtedness approximates the book value of such indebtedness, because the interest rates on substantially all such indebtedness are at floating short-term rates or the debt has a relatively short maturity. With respect to the Company’s Senior Notes, the Company has obtained estimates of the fair values from an independent source believed to be reliable. The estimated fair values of the Company’s Senior Notes at December 31, 2005 and 2004 are as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Thousands)
2005 Notes	$—	$—	$149,949	$152,386
2007 Notes	99,865	98,866	99,791	103,284
2008 Notes	154,754	153,206	154,670	159,428
2014 Notes	250,770	241,250	250,859	253,438

The aggregate maturities of long-term debt, including accretion of approximately $0.4 million, as of December 31, 2005 for the next five years and thereafter are as follows:

(Thousands)
2006	$19,889
2007	103,136
2008	158,435
2009	10,094
2010	2,268
Thereafter	259,794

In the above table, maturities for the year 2006 include $17.0 million related to the Senior Secured Revolving Credit Facility and $2.7 million related to the Chester Loan. Maturities for the year 2007 include $100.0 million related to the 2007 Notes and $2.9 million related to the Chester Loan. Maturities for the year 2008 include $155.0 million related to the 2008 Notes and $3.1 million related to the Chester Loan. Maturities for the year 2009 include $3.4 million related to the Chester Loan and $6.3 million related to the Fontana, California Industrial Development Revenue Bonds. Maturities for the year 2010 include $1.8 million related to the Chester Loan. Thereafter maturities include $250.3 million related to the 2014 Notes, $7.4 million related to the Mount Vernon, Indiana and the Shafter, California Industrial Development Revenue Bonds and $2.1 million related to the 10 1/2% Michigan City, Indiana Note.

Note 14.   Benefit Plans

Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

Defined Contribution Plan

The Company provides a defined contribution plan for certain eligible salaried employees. The Company contributes up to 7% of participants’ compensation and also contributes fixed amounts, ranging

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.   Benefit Plans (Continued)

from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $6.6, $6.2 and $5.9 million for 2005, 2004 and 2003, respectively.

The Company provides a defined contribution plan for certain eligible hourly employees. The Company contributes a discretionary matching contribution ranging between 0% and 100% of each participant’s eligible contributions each year up to a maximum range of either $500 to $1,500 or 4% to 6% of salary, whichever is greater, for each participant, as defined. Certain participants also receive a contribution equal to 3.5% of their annual compensation regardless of whether the participants participate in the plan. Such contributions were $0.8, $0.5 and $0.4 million for 2005, 2004 and 2003, respectively.

Defined Benefit Plans

The Company provides noncontributory defined benefit retirement plans for certain hourly and salaried employees (the “Retirement Plans”). Benefits under these plans are based on stated amounts for each year of service. The Company’s funding policy is consistent with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

The Company’s net periodic pension cost for the Retirement Plans included the following components:

	Year Ended December 31,
	2005	2004	2003
	(Thousands)
Service cost	$1,418	$1,350	$1,199
Interest cost	1,990	1,906	1,809
Expected return on plan assets	(2,844)	(2,665)	(2,551)
Amortization of unrecognized prior service cost	39	35	35
Amortization of net losses from earlier periods	313	281	193
Net periodic pension cost (benefit)	$916	$907	$685

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.   Benefit Plans (Continued)

The following tables set forth, for the years 2005 and 2004, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and amounts recognized in the consolidated balance sheets related to the Retirement Plans. The Company uses a December 31 measurement date for its retirement plans.

	December 31,
	2005	2004
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(34,440)	$(31,388)
Service cost	(1,418)	(1,350)
Interest cost	(1,990)	(1,906)
Amendments	(44)	—
Actuarial losses	(506)	(864)
Benefits paid	1,381	1,068
Benefit obligation at end of year	$(37,017)	$(34,440)
Change in plan assets:
Fair value of plan assets at beginning of year	$30,583	$28,681
Actual return on plan assets	2,947	2,970
Employer contributions	—	—
Benefits paid	(1,381)	(1,068)
Fair value of plan assets at end of year	$32,149	$30,583
Reconciliation of funded status:
Funded status	$(4,868)	$(3,856)
Unrecognized prior service cost	171	165
Unrecognized actuarial losses	8,587	8,497
Net prepaid benefit cost recognized in consolidated balance sheets	$3,890	$4,806
Amounts recognized in consolidated balance sheets:
Prepaid benefit cost	$—	$—
Accrued minimum pension liability	(4,868)	(3,856)
Intangible asset	171	165
Accumulated other comprehensive loss	8,587	8,497
Net amount recognized in consolidated balance sheets	$3,890	$4,806
Change in amounts in other comprehensive loss
Increase in additional minimum liability	$95	$242
(Increase) decrease in intangible asset	(5)	36
Increase in other comprehensive loss	$90	$278

The accumulated benefit obligation for all defined benefit pension plans was $37.0 and $34.4 million at December 31, 2005 and 2004, respectively.

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.   Benefit Plans (Continued)

Information on actual and future expected benefit payments related to the Retirement Plans follows:

(Thousands)
Actual benefit payments
2003	$824
2004	1,068
2005	1,380
Future expected benefit payments
2006	$1,412
2007	1,620
2008	1,775
2009	1,914
2010	2,063
2011 through 2015	13,265

Year ended December 31,
	2006 Expected	2005 Actual	2004 Actual	2003 Actual
(Thousands)
Employer contributions:
Required	$—	$—	$—	$—
Additional discretionary	—	—	—	—
Total	$—	$—	$—	$—

Weighted-average assumptions:

	December 31,
	2005	2004
Discount rate:
As of January 1 (for determining net periodic pension cost for years ended December 31)	6.00%	6.25%
As of December 31 (for determining projected benefit obligation at December 31)	5.75%	6.00%
Expected return on plan assets	9.50%	9.50%
Rate of compensation increase	N/A	N/A

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.   Benefit Plans (Continued)

The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in assumptions related to the Retirement Plans:

	Impact on Pension Expense	Impact on Projected Benefit Obligation
	(Thousands)
Change in Assumption:
25 basis point increase in discount rate	-130.0	-1,200.0
25 basis point decrease in discount rate	+130.0	+1,200.0
25 basis point increase in rate of return on assets	-80.0	N/A
25 basis point decrease in rate of return on assets	+80.0	N/A

The Company sets the discount rate assumption annually for its retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by the Company’s actuaries and the Company’s financial management. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. The Company’s expected long-term rate of return on assets assumption for the Retirement Plans was 9.5% in 2005 and 2004.

At December 31, 2005 and 2004, the asset allocations for the Retirement Plans, by asset category, are as follows:

	Plan Assets at December 31,
	2006 Target %	2005 Actual	2004 Actual
Asset Category:
Equity securities	25 - 45%	37%	28%
Fixed income securities	40 - 70%	57%	66%
Cash and equivalents	0 - 10%	3%	5%
Other	0 - 10%	3%	1%
Total		100%	100%

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

The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense for this plan was not significant for 2005, 2004 and 2003. The liability related to this plan was $1.2 and $1.0 million at December 31, 2005 and 2004, respectively, and is included within other liabilities.

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.   Benefit Plans (Continued)

Postretirement Medical and Life Insurance

The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997. Effective March 1, 2005, the Company amended the plan eliminating postretirement medical benefits affecting all current and future retirees. The reduction of future retirees created a curtailment as the amendment significantly reduced the expected years of future services for active plan participants. The curtailment also requires an acceleration of the prior service cost established prior to the amendment, which was treated as a curtailment gain of $0.1 million and is immediately recognized in income (see below).

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.   Benefit Plans (Continued)

Net periodic postretirement benefit cost included the following components:

	Year Ended December 31,
	2005	2004	2003
	(Thousands)
Service cost	$54	$157	$123
Interest cost	168	291	307
Amortization of unrecognized prior service cost	(532)	(95)	(95)
Curtailment gain	(109)	—	—
Amortization of net gains from earlier periods	(265)	(258)	(261)
Net periodic postretirement (benefit) cost	$(684)	$95	$74

The following table sets forth, for the years 2005 and 2004, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the consolidated balance sheets related to postretirement medical and life insurance benefits. The Company uses a December 31 measurement date for its postretirement medical and life insurance plan.

	December 31,
	2005	2004
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(5,105)	$(4,983)
Service cost	(54)	(157)
Interest cost	(168)	(291)
Actuarial (losses) gains	(1,501)	167
Plan amendment	4,479	—
Benefits paid, net of participant contributions	184	159
Benefit obligation at end of year	$(2,165)	$(5,105)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	184	159
Participant contributions	27	81
Benefits paid	(211)	(240)
Fair value of plan assets at end of year	$—	$—
Reconciliation of funded status:
Funded status	$(2,165)	$(5,105)
Unrecognized prior service cost	(4,101)	(264)
Unrecognized actuarial gains	(3,068)	(4,835)
Net amount recognized in consolidated balance sheets as accrued benefit cost	$(9,334)	$(10,204)

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.   Benefit Plans (Continued)

The Company’s postretirement medical and life insurance plan is unfunded. Benefits are paid from the Company’s cash flows from operations as they are incurred. The Company expects to contribute approximately $0.2 million to the plan in 2006. Information on actual and future expected benefit payments related to the postretirement medical and life insurance plan follows:

(Thousands)
Actual benefit payments
2003	$314
2004	240
2005	211
Future expected benefit payments
2006	$215
2007	214
2008	210
2009	206
2010	199
2011 through 2015	876

For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 2004 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $700 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit. Effective March 1, 2005, the Company amended the plan eliminating postretirement retiree medical benefits affecting all current and future retirees.

Weighted-average assumptions:

	December 31,
	2005	2004
Discount rate:
As of January 1 (for determining net periodic benefit cost for years ended December 31)	6.00%	6.25%
As of December 31 (for determining postretirement benefit obligation)	5.75%	6.00%

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.   Benefit Plans (Continued)

	December 31,
	2005	2004
Assumed health care cost trend rates:
Retirees under age 65:
Health care cost trend rate assumed for next year	N/A	8.5%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	N/A	5.0%
Year that the rate reaches the ultimate trend rate	N/A	2012
Retirees age 65 and older:
Health care cost trend rate assumed for next year	N/A	10.5%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	N/A	5.0%
Year that the rate reaches the ultimate trend rate	N/A	2016

The health care cost trend rate assumption has an affect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31,
	2005	2004
	(Thousands)
One-Percentage Point Increase:
Increase in aggregate service and interest cost	N/A	$—
Increase in accumulated post retirement benefit obligation as of December 31	N/A	2
One-Percentage Point Decrease:
Decrease in aggregate service and interest cost	N/A	—
Decrease in accumulated post retirement benefit obligation as of December 31	N/A	(1)

Note 15.   2001 Long-Term Incentive Plan and Preferred Stock Option Plan

On January 1, 1996, the Company established the BMCA Preferred Stock Option Plan (the “1996 Plan”) to issue options to certain employees to purchase shares of redeemable convertible preferred stock (“Preferred Stock”) of the Company, exercisable at a price of $100 per share. Each share of Preferred Stock was convertible, at the holder’s option, into shares of common stock of the Company at a formula price based on Book Value (as defined in the option agreement) as of the date of grant. The options vested rateably over five years and expired after nine years. Dividends would accrue on the Preferred Stock from the date of issuance at the rate of 6% per annum. The Preferred Stock was redeemable, at the Company’s option, for a redemption price equal to $100 per share plus accrued and unpaid dividends. The Preferred Stock, and common stock issuable upon conversion of Preferred Stock into common stock, was subject to repurchase by the Company under certain circumstances, at a price equal to current Book Value (as defined in the option agreement). The exercise price of the options to purchase Preferred Stock was equal to the estimated fair value per share of the Preferred Stock at the date of grant. As of December 31, 2005, options to purchase 400,000 shares of Preferred Stock remained available under the 1996 Plan. No options were granted in 2005, 2004 and 2003.

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.   2001 Long-Term Incentive Plan and Preferred Stock Option Plan (Continued)

Effective December 31, 2000, the Company adopted the 2001 Long-Term Incentive Plan, which allowed employees participating in the 1996 Plan to also participate in the 2001 Long-Term Incentive Plan. During 2001, all employees exchanged their preferred stock options for incentive plan units effective as of December 31, 2000. The 2001 Long-Term Incentive Plan authorizes the grant of incentive units (“Incentive Units”) to eligible employees. The 2001 Long-Term Incentive Plan is administered by a Committee appointed by the Board of Directors. The number of Incentive Units granted is determined by the Committee in its sole discretion. Generally, Incentive Units vest cumulatively, in 20% increments over five years, except that Incentive Units granted in exchange for Preferred Stock Options retain the vested status and vesting schedule of the options exchanged and the Committee, in its sole discretion, may issue options with any vesting schedule, other than normally provided in the 2001 Long-Term Incentive Plan. Incentive Units generally are exercisable for a period of six years from the date of grant. The value of Incentive Units is determined at the end of each fiscal quarter based on Book Value (as defined in the plan) at that date less the Book Value as of the date of grant divided by 1,000,010 and is payable in cash upon exercise. The 2001 Long-Term Incentive Plan was to terminate five years after its effective date of December 2000, unless terminated sooner by the Committee, however, in December 2005, the Committee exercised its right to amend the Plan and extended the term of the Plan through December 2007, which could result in future additional compensation expense. The Committee, in its sole discretion, may grant incentive units with an Initial Value that is less than the Initial Value of such incentive units as normally determined under the 2001 Long-Term Incentive Plan. If, after a change in control of the Company, as defined, an employee’s employment is terminated by the Company for any reason other than Good Cause, as defined, as a result of death or permanent disability, or by the employee for Good Reason, as defined, all incentive units will become fully and immediately vested and payable in cash.

In 2001, employees exchanged an aggregate of 198,559 stock options granted under the 1996 Plan (discussed above) for an aggregate of 81,862 Incentive Units. At December 31, 2005, 2004 and 2003, 146,814, 124,455 and 124,782 Incentive Units were outstanding. (See table below.)  Compensation expense for such Incentive Units was $9.8, $8.2 and $5.3 million in 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, the 2001 Long Term Incentive Plan liability amounted to $26.0 and $18.4 million respectively, and was included in accrued liabilities.

The following is a summary of activity for incentive units related to the 2001 Long-Term Incentive Plan:

	Year Ended December 31,
	2005	2004	2003
	(Thousands)
Incentive Units outstanding, January 1,	124,455	124,782	108,674
Granted	35,205	9,800	20,360
Exercised	(9,464)	(5,594)	(2,626)
Forfeited	(3,382)	(4,533)	(1,626)
Incentive Units outstanding, December 31,	146,814	124,455	124,782

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.   Business Segment Information

The Company is a leading national manufacturer and marketer of a broad line of asphalt and polymer based roofing products and accessories for the residential and commercial roofing markets. The Company also manufactures and markets specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. The residential roofing product line primarily consists of premium laminated shingles, strip shingles, and certain specialty shingles. Sales of residential roofing products in 2005, 2004 and 2003 were $1,459.4, $1,310.3 and $1,181.4 million and represented approximately 75%, 74% and 73%, respectively, of the Company’s net sales. The Company’s commercial roofing product line includes a full line of modified bitumen, asphalt built-up roofing, liquid applied membrane, thermoplastic, thermoplastic polyolefin, insulation and roofing accessories. Sales of commercial roofing products and accessories in 2005, 2004 and 2003 were $416.6, $384.7 and $352.9 million and represented approximately 21%, 22% and 22%, respectively, of the Company’s net sales. Sales of the specialty building products and accessories products in 2005, 2004 and 2003 were $79.8, $78.4 and $73.5 million and represented approximately 4%, 4% and 5%, respectively, of the Company’s net sales.

The Company aggregates the residential and commercial product lines into one operating segment since they have similar economic characteristics and are similar in each of the following areas: (i) the nature of the products and services are similar in that they perform the same function - the protection and covering of residential and commercial roofs; (ii) the nature of the production processes are similar; (iii) the type or class of customer for their products and services are similar; (iv) the residential and commercial products have the same distribution channels, whereby the main customers are wholesalers or distributors; and (v) regulatory requirements are generally the same for both the residential and commercial product lines. The specialty building products and accessories products did not meet quantitative thresholds in 2005, 2004 and 2003 to be considered as a reportable segment.

Note 17.   Related Party Transactions

Included in the consolidated balance sheets are the following receivable (payable) balances with related parties, which arise from operating and financing transactions between the Company and its affiliates:

	December 31,
	2005	2004
	(Thousands)
Tax receivable from parent corporation	$804	$—
Payable to related parties	$(12,087)	$(16,900)
Loans payable to parent corporation	$(52,840)	$(52,840)
Loans receivable from parent corporation, included in Stockholders’ Equity (Deficit)	$55,840	$55,691

The Company makes loans to, and borrows from, its parent corporations from time to time at rates ranging from 5.3% to 7.3% in 2005. During 2001 and on July 1, 2003 and December 29, 2003, the Company loaned BMCA Holdings Corporation $2.5, $37.8 and $15.0 million, respectively, and on July 9, 2003 and December 29, 2003, BMCA Holdings Corporation loaned the Company $37.8 and $15.0 million, respectively. As of December 31, 2005 and 2004, BMCA Holdings Corporation owed the Company $55.8 and $55.7 million, including interest of $0.6 and $0.4 million, respectively, and the Company owed BMCA

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.   Related Party Transactions (Continued)

Holdings Corporation $52.8 and $52.8 million, respectively, with no unpaid interest payable to BMCA Holdings Corporation, respectively. Interest income on the Company’s loans to BMCA Holdings Corporation amounted to $4.0, $2.9, and $1.0 million in 2005, 2004 and 2003, respectively and is included in other expense, net. Interest expense on the Company’s loans from BMCA Holdings Corporation amounted to $3.8, $2.8 and $0.9 million in 2005, 2004 and 2003, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Revolving Credit Facility and the Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing the Company’s Senior Notes at December 31, 2005, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions. The Company also makes non-interest bearing advances to affiliates, of which no balance was outstanding as of December 31, 2005 and 2004. In addition, no loans were owed or other lending activities were entered into by the Company to other affiliates.

As of December 31, 2005, the Company has included on its consolidated balance sheet a tax receivable from parent corporation of $0.8 million, representing amounts paid in excess of amounts due in 2005 to G-I Holdings under the Tax Sharing Agreement. As of December 31, 2004, the Company has included on its balance sheet in current liabilities a tax payable to parent corporation of $3.8 million, representing amounts due to G-I Holdings under the Tax Sharing Agreement (see below). As of December 31, 2003, the Company has included on its balance sheet a tax receivable from parent corporation of $7.0 million, representing amounts paid to G-I Holdings under the Tax Sharing Agreement, which the Company applied against 2004 tax sharing payments due to G-I Holdings. See Notes 9 and 18.

On November 23, 2005 and December 29, 2005 the Company declared and paid cash dividends, each amounting to $7.5 million, respectively, to its parent corporation. On February 25, 2004, April 21, 2004 and December 30, 2004, the Company declared and paid cash dividends, each amounting to $5.0 million, respectively, to its parent corporation.

During the years ended December 31, 2005 and December 31, 2004, the Company paid $22.0 and $19.5 million, respectively, in federal income tax payments to its parent corporation pursuant to a Tax Sharing Agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

Mineral Products:   The Company and its subsidiaries purchase all of their colored roofing granules and algae-resistant granules under a long-term requirements contract from ISP Minerals Inc., a subsidiary of International Specialty Products, Inc. (“ISP”). In 2005, 2004 and 2003, the Company and its subsidiaries purchased in the aggregate approximately $108.3, $98.2 and $77.7 million, respectively, of mineral products from ISP. The amount payable to ISP at December 31, 2005 and 2004 for such purchases was $11.4 and $12.7 million, respectively, and is included in payable to related parties in the consolidated balance sheets.

Management Agreements:   Pursuant to a management agreement, a subsidiary of ISP, provides certain general management, administrative, legal and facilities services to the Company, including the use of the Company’s headquarters in Wayne, New Jersey. Charges to the Company by ISP for these services under the management agreement, inclusive of the services provided to G-I Holdings, discussed below, aggregated $5.8, $5.6 and $6.2 million for 2005, 2004 and 2003, respectively. These charges consist of management fees and other reimbursable expenses attributable to the Company, or incurred by ISP for the

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.   Related Party Transactions (Continued)

benefit of the Company. The amount payable to ISP for management fees as of December 31, 2005 and 2004 was $0.4 and $0.4 million, respectively, and is included in payable to related parties in the consolidated balance sheets. The management agreement also provides that the Company is responsible for providing management services to G-I Holdings and certain of its subsidiaries and that G-I Holdings pay to the Company a management fee for these services. The aggregate amount paid by G-I Holdings to the Company for services rendered under the management agreement in 2005, 2004 and 2003 was approximately $0.8 million in each of these years. The Company also allocates a portion of the management fees payable by the Company under the management agreement as lease payments for the use of the Company’s headquarters. Some of the Company’s executive officers receive their compensation from ISP. ISP is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the management agreement.

Tax Sharing Agreement:   See Note 9.

Note 18.   Commitments and Contingencies

The Company’s parent corporations, G-I Holdings and BMCA Holdings Corporation, are essentially holding companies without independent business operations. G-I Holdings and BHC are presently dependent upon the earnings and cash flows of their subsidiaries, principally the Company, in order to satisfy their net obligations, including various tax and other claims and liabilities (net of certain insurance receivables), including tax liabilities relating to the surfactants partnership. See Note 9. G-I Holdings has advised the Company that it expects to obtain funds to satisfy G-I Holdings’ operating expenses from, among other things, distributions from subsidiaries (principally the Company). See Notes 5, 9 and 17.

On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. The Company is not included in such bankruptcy filing. There are restrictions under the indentures relating to the Senior Notes and the Senior Secured Revolving Credit Facility on payments by the Company to its parent corporations.

During the twelve months ending December 31, 2006, the Company expects to make distributions and/or advances to its parent corporations to satisfy the obligations discussed above for not more than the extent permitted by the Senior Secured Revolving Credit Facility and the Senior Notes. The Company does not believe that the dependence of its parent corporations on the cash flows of their subsidiaries should have a material adverse effect on the operations, liquidity or capital resources of the Company. See Notes 5, 9, 13 and 17.

At December 31, 2005, the Company has outstanding letters of credit of approximately $54.3 million under the Senior Secured Revolving Credit Facility, which includes approximately $11.7 million of standby letters of credit related to certain obligations of G-I Holdings. See Note 5.

In June 2001, the Company entered into employment security agreements with certain of its executive officers and key personnel. The agreements have no expiration date, are supported by irrevocable letters of credit and provide for a single-sum payment consisting of one to three times salary and bonus and related benefits if employment is terminated or a change in employment responsibilities occurs within a thirty-six month period following the change in control event, as defined. At December 31, 2005 the aggregate value

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18.   Commitments and Contingencies (Continued)

of the employment security agreements was $9.5 million, which excludes the cost of medical benefits and any amounts due under the 2001 Long-Term Incentive Plan.

On or about February 17, 2004, litigation was commenced against the Company in the United States District Court for the Eastern District of Pennsylvania by CertainTeed Corporation, alleging patent infringement in connection with certain of the Company’s products representing less than 5% of the Company’s net sales. No specific amount of damages was sought in the litigation. The parties reached a mutual settlement agreement on January 12, 2006 with respect to this matter, and the case was dismissed by the court.

In the ordinary course of business, the Company has several supply agreements that include minimum annual purchase requirements. In the event these purchase requirements are not met, the Company may be required to make payments under these supply agreements.

The Company is a lessee under operating leases principally for warehouses, production machinery and equipment, and transportation and computer equipment. Rental expense on operating leases was $37.2, $31.7 and $30.3 million for 2005, 2004 and 2003, respectively. Future minimum lease payments for properties which were held under long-term noncancellable leases as of December 31, 2005 were as follows:

Operating Leases
(Thousands)
2006	$22,780
2007	19,009
2008	15,434
2009	13,618
2010	12,354
Thereafter	—
Total minimum payments	$83,195

Included in net sales in 2005 were net sales to two customers of 17% and 12%, respectively, in 2004, 17% and 12%, respectively, and in 2003, 16% and 12%, respectively. No other customer accounted for more than 10% of net sales in 2005, 2004 or 2003.

The Company includes in other expense, net certain legal fees related to its business. For 2005, 2004 and 2003 the Company included $6.6, $7.0 and $4.9 million, respectively, of legal fees in other expense, net.

Note 19.   Guarantor Financial Information

At December 31, 2005, all of the Company’s subsidiaries, each of which is wholly-owned by the Company, are guarantors under the Company’s $350.0 million Senior Secured Revolving Credit Facility and the indentures governing the Senior Notes. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation (“BMMC”), a wholly-owned subsidiary of the Company, is a co-obligor on the 8% Senior Notes due 2007.

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19.   Guarantor Financial Information (Continued)

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

Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and BMCA Receivables Corporation, the non-guarantor subsidiary. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto. Separate financial statements for the Company, the guarantor subsidiaries and the non-guarantor subsidiary are not included herein, because the guarantees are full, unconditional and joint and several.

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19.   Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2005
(Thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,832,994	$122,791	$—	$1,955,785
Intercompany net sales	2,109	1,196,727	(1,198,836)	—
Total net sales	1,835,103	1,319,518	(1,198,836)	1,955,785
Costs and expenses, net:
Cost of products sold	1,391,969	1,166,460	(1,198,836)	1,359,593
Selling, general and administrative	325,972	105,405	—	431,377
Other (income) expense, net	4,417	(253)	—	4,164
Intercompany licensing (income) expense, net	73,404	(73,404)	—	—
Transition service agreement (income) expense	100	(100)	—	—
Total costs and expenses, net	1,795,862	1,198,108	(1,198,836)	1,795,134
Income before equity in earnings of subsidiaries, interest and income taxes	39,241	121,410	—	160,651
Equity in earnings of subsidiaries	64,548	—	(64,548)	—
Interest expense	(44,978)	(17,326)	—	(62,304)
Income before income taxes	58,811	104,084	(64,548)	98,347
Income tax (expense) benefit	2,179	(39,536)	—	(37,357)
Net income	$60,990	$64,548	$(64,548)	$60,990

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19.   Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2004
(Thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,659,987	$113,402	$—	$1,773,389
Intercompany net sales	44,710	1,213,901	(1,258,611)	—
Total net sales	1,704,697	1,327,303	(1,258,611)	1,773,389
Costs and expenses, net:
Cost of products sold	1,311,287	1,173,119	(1,258,611)	1,225,795
Selling, general and administrative	299,845	91,484	—	391,329
Other (income) expense, net	6,338	(264)	—	6,074
Intercompany licensing (income) expense, net	68,188	(68,188)	—	—
Transition service agreement (income) expense	100	(100)	—	—
Total costs and expenses, net	1,685,758	1,196,051	(1,258,611)	1,623,198
Income before equity in earnings of subsidiaries, interest and income taxes	18,939	131,252	—	150,191
Equity in earnings of subsidiaries	74,715	—	(74,715)	—
Interest expense	(50,523)	(12,184)	—	(62,707)
Income before income taxes	43,131	119,068	(74,715)	87,484
Income tax (expense) benefit	11,765	(44,353)	—	(32,588)
Net income	$54,896	$74,715	$(74,715)	$54,896

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19.   Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2003
(Thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,496,474	$111,304	$—	$1,607,778
Intercompany net sales	84,443	1,106,126	(1,190,569)	—
Total net sales	1,580,917	1,217,430	(1,190,569)	1,607,778
Costs and expenses, net:
Cost of products sold	1,250,902	1,073,891	(1,190,569)	1,134,224
Selling, general and administrative	262,167	76,787	—	338,954
Other (income) expense, net	6,388	(290)	—	6,098
Intercompany licensing (income) expense, net	63,237	(63,237)	—	—
Transition service agreement (income) expense	100	(100)	—	—
Loss on write-down of manufacturing facility assets	—	3,822	—	3,822
Gain on sale of assets	—	(5,739)	—	(5,739)
Total costs and expenses, net	1,582,794	1,085,134	(1,190,569)	1,477,359
Income (loss) before equity in earnings of subsidiaries, interest and income taxes	(1,877)	132,296	—	130,419
Equity in earnings of subsidiaries	76,333	—	(76,333)	—
Interest expense	(43,669)	(13,025)	—	(56,694)
Income before income taxes	30,787	119,271	(76,333)	73,725
Income tax (expense) benefit	16,397	(42,938)	—	(26,541)
Net income	$47,184	$76,333	$(76,333)	$47,184

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19.   Guarantor Financial Information (Continued)

Condensed Consolidating Balance Sheet
December 31, 2005
(Thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$9	$6,873	$—	$6,882
Accounts receivable, trade, net	250,519	19,445	—	269,964
Accounts receivable, other	5,054	1,426	—	6,480
Tax receivable from parent corporation	804	—	—	804
Inventories, net	140,136	62,562	—	202,698
Deferred income tax assets, net	31,842	—	—	31,842
Other current assets	7,015	6,560	—	13,575
Total Current Assets	435,379	96,866	—	532,245
Investment in subsidiaries	575,958	—	(575,958)	—
Intercompany loans including accrued interest	185,148	(185,148)	—	—
Due from (to) subsidiaries, net	(569,763)	569,763	—	—
Property, plant and equipment, net	35,690	338,707	—	374,397
Goodwill, net	40,080	27,054	—	67,134
Other noncurrent assets	9,798	20,751	—	30,549
Total Assets	$712,290	$867,993	$(575,958)	$1,004,325
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$17,000	$2,768	$—	$19,768
Accounts payable	49,996	74,925	—	124,921
Payable to related parties	6,885	5,202	—	12,087
Loans payable to parent corporation	52,840	—	—	52,840
Accrued liabilities	35,631	80,354	—	115,985
Reserve for product warranty claims	14,900	—	—	14,900
Total Current Liabilities	177,252	163,249	—	340,501
Long-term debt less current maturities	405,524	127,943	—	533,467
Reserve for product warranty claims	15,642	660	—	16,302
Deferred income tax liabilities	49,416	—	—	49,416
Other liabilities	21,430	183	—	21,613
Total Liabilities	669,264	292,035	—	961,299
Total Stockholders’ Equity (Deficit)	43,026	575,958	(575,958)	43,026
Total Liabilities and Stockholders’ Equity (Deficit)	$712,290	$867,993	$(575,958)	$1,004,325

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19.   Guarantor Financial Information (Continued)

Condensed Consolidating Balance Sheet
December 31, 2004
(Thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$12	$129,470	$—	$129,482
Accounts receivable, trade, net	234,733	15,810	—	250,543
Accounts receivable, other	2,630	1,196	—	3,826
Tax receivable from parent corporation	—	—	—	—
Inventories, net	114,643	60,271	—	174,914
Deferred income tax assets, net	43,398	—	—	43,398
Other current assets	2,311	4,188	—	6,499
Total Current Assets	397,727	210,935	—	608,662
Investment in subsidiaries	556,410	—	(556,410)	—
Intercompany loans including accrued interest	58,807	(58,807)	—	—
Due from (to) subsidiaries, net	(309,854)	309,854	—	—
Property, plant and equipment, net	41,356	323,158	—	364,514
Goodwill, net	40,080	23,214	—	63,294
Other noncurrent assets	8,329	20,746	—	29,075
Total Assets	$792,855	$829,100	$(556,410)	$1,065,545
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$149,949	$2,576	$—	$152,525
Accounts payable	53,216	67,121	—	120,337
Payable to related parties, net	6,625	10,275	—	16,900
Loans payable to parent corporation	52,840	—	—	52,840
Accrued liabilities	32,020	61,447	—	93,467
Reserve for product warranty claims	14,900	—	—	14,900
Total Current Liabilities	309,550	141,419	—	450,969
Long-term debt less current maturities	405,530	130,422	—	535,952
Reserve for product warranty claims	16,553	660	—	17,213
Deferred income tax liabilities	44,773	—	—	44,773
Other liabilities	19,160	189	—	19,349
Total Liabilities	795,566	272,690	—	1,068,256
Total Stockholders’ Equity (Deficit)	(2,711)	556,410	(556,410)	(2,711)
Total Liabilities and Stockholders’ Equity (Deficit)	$792,855	$829,100	$(556,410)	$1,065,545

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19.   Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2005
(Thousands)

	Parent Company	Guarantor Subsidiaries	Consolidated
Cash and cash equivalents, beginning of year	$12	$129,470	$129,482
Cash provided by (used in) operating activities:
Net income (loss)	(3,558)	64,548	60,990
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,621	41,489	45,110
Amortization	—	2,687	2,687
Deferred income taxes	16,232	—	16,232
Noncash interest charges, net	4,168	1,317	5,485
(Increase) decrease in working capital items	(48,015)	18,542	(29,473)
Decrease in long-term reserve for product warranty claims	(911)	—	(911)
Increase in other assets	(4,798)	(3,652)	(8,450)
Increase in other liabilities	2,215	90	2,305
Change in net receivable from/payable to related parties/parent corporations	178,024	(183,641)	(5,617)
Other, net	(63)	1,375	1,312
Net cash provided by (used in) operating activities	146,915	(57,245)	89,670
Cash provided by (used in) investing activities:
Capital expenditures and acquisition of manufacturing facility	(2,025)	(63,035)	(65,060)
Proceeds from sale of assets	4,132	585	4,717
Net cash provided by (used in) investing activities	2,107	(62,450)	(60,343)
Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	553,000	—	553,000
Repayments of long-term debt	(686,000)	(2,902)	(688,902)
Distributions to parent corporation	(47)	—	(47)
Dividends to parent corporation	(15,000)	—	(15,000)
Loan to parent corporation	(149)	—	(149)
Financing fees and expenses	(829)	—	(829)
Net cash used in financing activities	(149,025)	(2,902)	(151,927)
Net change in cash and cash equivalents	(3)	(122,597)	(122,600)
Cash and cash equivalents, end of year	$9	$6,873	$6,882

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19.   Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2004
(Thousands)

	Parent Company	Guarantor Subsidiaries	Consolidated
Cash and cash equivalents, beginning of year	$8	$2,872	$2,880
Cash provided by (used in) operating activities:
Net income (loss)	(19,819)	74,715	54,896
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,749	40,171	43,920
Amortization	—	2,237	2,237
Deferred income taxes	(904)	—	(904)
Noncash interest charges, net	5,034	1,398	6,432
(Increase) decrease in working capital items	(67,242)	24,350	(42,892)
Increase (decrease) in long-term reserve for product warranty claims	146	(5)	141
(Increase) decrease in other assets	187	(5,179)	(4,992)
Increase (decrease) in other liabilities	37	(11)	26
Change in net receivable from/payable to related parties/parent corporations	(24,176)	39,046	14,870
Other, net	(160)	941	781
Net cash provided by (used in) operating activities	(103,148)	177,663	74,515
Cash provided by (used in) investing activities:
Capital expenditures and acquisition of manufacturing facility	(27,360)	(39,824)	(67,184)
Net cash used in investing activities	(27,360)	(39,824)	(67,184)
Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	835,340	—	835,340
Repayments of long-term debt	(684,465)	(11,241)	(695,706)
Distributions to parent corporation	(260)	—	(260)
Dividends to parent corporation	(15,000)	—	(15,000)
Loan to parent corporation	(104)	—	(104)
Financing fees and expenses	(4,999)	—	(4,999)
Net cash provided by (used in) financing activities	130,512	(11,241)	119,271
Net change in cash and cash equivalents	4	126,598	126,602
Cash and cash equivalents, end of year	$12	$129,470	$129,482

BUILDING MATERIALS CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19.   Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2003
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Cash and cash equivalents, beginning of year	$60	$96,113	$—	$96,173
Cash provided by (used in) operating activities:
Net income (loss)	(29,149)	76,333	—	47,184
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on write-down of manufacturing assets	—	3,822	—	3,822
Gain on sale of assets	—	(5,739)	—	(5,739)
Depreciation	2,714	36,687	—	39,401
Amortization	—	2,096	—	2,096
Deferred income taxes	25,086	—	—	25,086
Noncash interest charges, net	3,900	1,426	—	5,326
(Increase) decrease in working capital items	(50,562)	4,768	34,785	(11,009)
Increase (decrease) in long-term reserve for product warranty claims	(1,528)	213	—	(1,315)
Repayments from repurchase of accounts receivable	(105,388)	—	—	(105,388)
Increase in other assets	(775)	(2,951)	—	(3,726)
Increase in other liabilities	1,485	1	—	1,486
Change in net receivable from/payable to
related parties/parent corporations	206,087	(174,849)	(34,785)	(3,547)
Other, net	(49)	471	—	422
Net cash provided by (used in) operating activities	51,821	(57,722)	—	(5,901)
Cash provided by (used in) investing activities:
Capital expenditures	(7,358)	(35,962)	—	(43,320)
Proceeds from sale of assets	—	9,315	—	9,315
Net cash used in investing activities	(7,358)	(26,647)	—	(34,005)
Cash provided by (used in) financing activities:
Proceeds from loan payable to parent corporation	52,840	—	—	52,840
Proceeds from issuance of long-term debt	407,676	19,731	—	427,407
Repayments of long-term debt	(442,676)	(28,398)	—	(471,074)
Distributions to parent corporation	(14)	—	—	(14)
Loans to parent corporation	(52,939)	—	—	(52,939)
Financing fees and expenses	(9,402)	(205)	—	(9,607)
Net cash used in financing activities	(44,515)	(8,872)	—	(53,387)
Net change in cash and cash equivalents	(52)	(93,241)	—	(93,293)
Cash and cash equivalents, end of year	$8	$2,872	$—	$2,880

BUILDING MATERIALS CORPORATION OF AMERICA

SUPPLEMENTARY DATA (UNAUDITED)

Quarterly Financial Data (Unaudited)

	2005 by Quarter				2004 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
(Millions)
Net sales	$ 478.8	$ 497.6	$ 496.4	$ 483.0	$ 392.0	$ 451.6	$ 468.7	$ 461.1
Cost of products sold	335.7	341.5	342.3	340.1	274.0	306.7	319.5	325.6
Gross profit	$ 143.1	$ 156.1	$ 154.1	$ 142.9	$ 118.0	$ 144.9	$ 149.2	$ 135.5
Income before interest and income taxes	$ 36.8	$ 46.3	$ 48.9	$ 28.6	$ 31.1	$ 44.5	$ 45.4	$ 29.2
Interest expense	$ (16.1)	$ (16.4)	$ (15.0)	$ (14.8)	$ (14.2)	$ (14.5)	$ (18.2)	$ (15.8)
Income before income taxes	$ 20.7	$ 29.9	$ 33.9	$ 13.8	$ 16.9	$ 30.0	$ 27.2	$ 13.4
Income tax expense	(7.9)	(11.3)	(12.9)	(5.2)	(6.3)	(11.2)	(10.1)	(5.0)
Net income	$ 12.8	$ 18.6	$ 21.0	$ 8.6	$ 10.6	$ 18.8	$ 17.1	$ 8.4

SCHEDULE II

BUILDING MATERIALS CORPORATION OF AMERICA

VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2005

Description	Balance January 1, 2005	Charged to Sales or Expenses		Deductions		Other	Balance December 31, 2005
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$1,139	$1,230		$59	(b)	$—	$2,310
Allowance for discounts	59,010	266,215	(a)	250,720		—	74,505
Reserve for inventory market valuation	2,477	3,870		1,591		—	4,756
Reserve for product warranty claims	32,113	22,880		23,791		—	31,202

Year Ended December 31, 2004

Description	Balance January 1, 2004	Charged to Sales or Expenses		Deductions		Other	Balance December 31, 2004
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$1,363	$605		$829	(b)	$—	$1,139
Allowance for discounts	51,452	235,001	(a)	227,443		—	59,010
Reserve for inventory market valuation	2,415	1,479		1,417		—	2,477
Reserve for product warranty claims	31,972	23,239		23,098		—	32,113

Year Ended December 31, 2003

Description	Balance January 1, 2003	Charged to Sales or Expenses		Deductions		Other	Balance December 31, 2003
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$1,484	$703		$824	(b)	$—	$1,363
Allowance for discounts	37,153	212,191	(a)	197,892		—	51,452
Reserve for inventory market valuation	2,538	1,925		2,048		—	2,415
Reserve for product warranty claims	33,287	21,955		23,270		—	31,972

Notes:

(a)           Amount charged to net sales.

(b)          Represents write-offs of uncollectible accounts net of recoveries.

S-1