Form 10-Q
period 2006-04-02
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP
filed 2006-05-12
CIK 927314, 1078706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended APRIL 2, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  |_|  Accelerated filer  |_|  Non-accelerated filer  |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes |_|   No |X|

As of May 12, 2006, 1,015,010 shares of Class A Common Stock, $.001 par value of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of May 12, 2006, the additional registrant had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrant. As of May 12, 2006, no shares of the registrant or the additional registrant were held by non-affiliates.

                                                      ADDITIONAL REGISTRANTS

                                                                                                      Address, including zip
                                                                                                        code and telephone
                                  State or other                                                     number, including area
                                  jurisdiction of        No. of                                       code, of registrant's
 Exact name of registrant        incorporation or        Shares            Registration No./I.R.S.           principal
as specified in its charter        organization          Outstanding    Employer Identification No.      executive offices
---------------------------        ------------          -----------    ---------------------------      -----------------
Building Materials                   Delaware                10                333-69749-01/              1361 Alps Road
  Manufacturing Corporation                                                    22-3626208                 Wayne, NJ 07470
                                                                                                          (973) 628-3000

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


                    BUILDING MATERIALS CORPORATION OF AMERICA

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   FIRST QUARTER ENDED
                                                            --------------------------------
                                                             APRIL 2,               APRIL 3,
                                                              2006                    2005
                                                            --------                --------
Net sales......................................             $504,975                $478,798
                                                            --------                --------

Costs and expenses, net:

  Cost of products sold........................              359,480                 335,717
  Selling, general and administrative..........              114,598                 105,284
  Other (income) expense, net..................                 (326)                    999
                                                            --------                --------
    Total costs and expenses, net..............              473,752                 442,000
                                                            --------                --------
Income before interest expense and income
  taxes........................................               31,223                  36,798
Interest expense...............................              (14,526)                (16,104)
                                                            --------                --------
Income before income taxes.....................               16,697                  20,694
Income tax expense.............................               (6,345)                 (7,864)
                                                            --------                --------
Net income.....................................             $ 10,352                $ 12,830
                                                            ========                ========









The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       APRIL 2,             DECEMBER 31,
ASSETS                                                                   2006                  2005
Current Assets:                                                       ----------            ----------
  Cash and cash equivalents........................                   $    8,109            $    6,882
  Accounts receivable, trade, less allowance
       of $1,965 and $2,310 in 2006 and 2005,
       respectively................................                      367,820               269,964
  Accounts receivable, other.......................                        4,765                 6,480
  Tax receivable from parent corporation...........                            -                   804
  Inventories, net.................................                      226,821               202,698
  Deferred income tax assets, net..................                       33,916                31,842
  Other current assets.............................                       13,668                13,575
                                                                      ----------            ----------
    Total Current Assets...........................                      655,099               532,245
Property, plant and equipment, net.................                      373,574               374,397
Goodwill, net of accumulated amortization
  of $16,370 in 2006 and 2005, respectively........                       67,145                67,134
Other noncurrent assets............................                       34,315                30,549
                                                                      ----------            ----------
Total Assets.......................................                   $1,130,133            $1,004,325
                                                                      ==========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.............                   $  154,822            $   19,768
  Accounts payable.................................                       99,457               124,921
  Payable to related parties.......................                       18,701                12,087
  Loans payable to parent corporation..............                       52,840                52,840
  Accrued liabilities..............................                      113,095               115,985
  Reserve for product warranty claims..............                       14,900                14,900
                                                                      ----------            ----------
  Total Current Liabilities........................                      453,815               340,501
                                                                      ----------            ----------
Long-term debt less current maturities.............                      532,732               533,467
                                                                      ----------            ----------
Reserve for product warranty claims................                       18,114                16,302
                                                                      ----------            ----------
Deferred income tax liabilities....................                       50,594                49,416
                                                                      ----------            ----------
Other liabilities..................................                       21,545                21,613
                                                                      ----------            ----------
Stockholders' Equity:
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    400,000 shares authorized; no shares issued....                            -                     -
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding.........................                            1                     1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 0 shares issued and
    outstanding in 2006 and 2005...................                            -                     -
  Loans receivable from parent corporation.........                      (55,884)              (55,840)
  Retained earnings................................                      114,626               104,275
  Accumulated other comprehensive loss.............                       (5,410)               (5,410)
                                                                      ----------            ----------
    Total Stockholders' Equity.....................                       53,333                43,026
                                                                      ----------            ----------
Total Liabilities and Stockholders' Equity.........                   $1,130,133            $1,004,325
                                                                      ==========            ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                            FIRST QUARTER ENDED
                                                                       -----------------------------
                                                                        APRIL 2,            APRIL 3,
                                                                          2006                2005
                                                                       ---------           ---------
Cash and cash equivalents, beginning of period.........                $   6,882           $ 129,482
                                                                       ---------           ---------
Cash provided by (used in) operating activities:
  Net income...........................................                   10,352              12,830
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
      Depreciation.....................................                   11,787              10,890
      Amortization.....................................                      684                 574
      Deferred income taxes............................                     (896)              1,177
      Noncash interest charges, net....................                    1,310               1,422
  Increase in working capital items....................                 (148,711)           (113,038)
  Increase (decrease) in long-term reserve for product
   warranty claims.....................................                    1,812                (262)
  (Increase) decrease in other assets..................                      644              (5,158)
  Increase (decrease) in other liabilities.............                      (58)                119
  Change in net receivable from/payable to related
    parties/parent corporations........................                    7,418               1,851
  Other, net...........................................                      309                 100
                                                                       ---------           ---------
Net cash used in operating activities..................                 (115,349)            (89,495)
                                                                       ---------           ---------
Cash provided by (used in) investing activities:
  Capital expenditures.................................                  (11,285)             (9,725)
                                                                       ---------           ---------
Net cash used in investing activities..................                  (11,285)             (9,725)
                                                                       ---------           ---------
Cash provided by (used in) financing activities:
  Proceeds from Senior Secured Revolving Credit
    Facility...........................................                  290,000              11,000
  Purchase of industrial development revenue bond
    certificates.......................................                   (6,325)                  -
  Repayments of long-term debt.........................                 (155,770)            (11,607)
  Distribution to parent corporation...................                        -                 (10)
  Loan to parent corporation...........................                      (44)                (32)
  Financing fees and expenses..........................                        -                (106)
                                                                       ---------           ---------
Net cash provided by (used in) financing activities....                  127,861                (755)
                                                                       ---------           ---------
Net change in cash and cash equivalents................                    1,227             (99,975)
                                                                       ---------           ---------
Cash and cash equivalents, end of period...............                $   8,109           $  29,507
                                                                       =========           =========
Supplemental Cash Flow Information:
  Cash paid during the period for:
   Interest (net of amount capitalized of $510
     and $131 in 2006 and 2005, respectively)..........                $  16,684           $  18,961
   Income taxes (including federal income taxes paid
     pursuant to a tax sharing agreement of $0
     and $3,826 in 2006 and 2005, respectively)........                      136               3,897

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


         Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at April 2, 2006, and the results of operations and cash flows for the first quarter ended April 2, 2006 and April 3, 2005, respectively. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 30, 2006, (the "2005 Form 10-K").

         Certain reclassifications have been made to conform to current year presentation.

NOTE 1.  NEW ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs" ("SFAS No. 151") which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4 "Inventory Pricing" ("ARB No. 43") and requires abnormal inventory costs to be recognized as current period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Furthermore, SFAS No. 151 requires unallocated overheads to be recognized as an expense in the period in which they are incurred. SFAS No. 151 became effective for costs beginning January 1, 2006. As of the quarter ended April 2, 2006, the Company adopted the provisions of SFAS No. 151 and noted no material effect on its consolidated financial statements as a result of the adoption of SFAS No. 151.

         In December 2004, the FASB issued a revised SFAS No. 123 "Accounting for Stock-Based Compensation," SFAS No. 123(R) "Share-Based Payments," ("SFAS No. 123(R)") which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 1.  NEW ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

transactions with employees. SFAS No. 123(R) requires that stock awards be classified as either an equity award or a liability award. SFAS No. 123(R) replaces the original SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) was effective January 1, 2006. The Company's adoption of SFAS No. 123(R) did not have an impact on its consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" ("SFAS No. 153") which replaces the exception from fair value measurement in APB Opinion No. 29 "Accounting for Nonmonetary Transactions," for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 became effective for nonmonetary asset exchanges beginning January 1, 2006. As of the quarter ended April 2, 2006, the Company adopted the provisions of SFAS No. 153 and noted no nonmonetary asset exchanges existed as a result of the adoption of SFAS No. 153.


         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which eliminates the requirement of APB Opinion No. 20, "Accounting Changes," to include the cumulative effect adjustment resulting from a change in an accounting principle in the income statement in the period of change. SFAS No. 154 requires that a change in an accounting principle or reporting entity be retrospectively applied. Under retrospective application, SFAS No. 154 is applied as of the beginning of the first accounting period presented in the financial statements, and the cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented, and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Changes in accounting estimates and corrections of errors continue to be accounted for in the same manner as prior to the issuance of SFAS No. 154. SFAS No. 154 became effective for accounting changes and corrections of errors made beginning January 1, 2006. As of the quarter ended April 2, 2006, the Company adopted the provisions of SFAS No. 154 and, as a result, noted no accounting changes or correction of errors.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2.  INVENTORIES

         Inventories consisted of the following as of April 2, 2006 and December 31, 2005, respectively:

                                                        APRIL 2,             DECEMBER 31,
                                                          2006                  2005
                                                      ------------           -----------
                                                                   (THOUSANDS)
         Finished goods........................        $ 165,310              $ 149,049
         Work-in process.......................           15,439                 12,904
         Raw materials and supplies............           64,240                 56,413
                                                       ---------              ---------
         Total.................................          244,989                218,366
         Less LIFO reserve.....................          (18,168)               (15,668)
                                                       ---------              ---------
         Inventories...........................        $ 226,821              $ 202,698
                                                       =========              =========


NOTE 3.  LONG-TERM DEBT

         As of April 2, 2006, the Company had total outstanding consolidated indebtedness of $740.4 million, which amount includes $52.8 million of demand loans to our parent corporation, of which $154.8 million matures prior to the end of the first quarter of 2007 including $152.0 million of borrowings outstanding under its $350.0 million Senior Secured Revolving Credit Facility ("the Senior Secured Revolving Credit Facility"). The Company anticipates funding these obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility, which matures in November 2006. Although no assurances can be provided, the Company intends to refinance the Senior Secured Revolving Credit Facility before its maturity date.

         As of April 2, 2006, the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility and the indentures governing the 8% Senior Notes due 2007, the 8% Senior Notes due 2008 and the 7 3/4% Senior Notes due 2014 (collectively, the "Senior Notes"). As of April 2, 2006, the book value of the collateral securing the Senior Notes and the Senior Secured Revolving Credit Facility was approximately $1,117.0 million.

         At April 2, 2006, the Company had outstanding letters of credit of approximately $49.9 million under the Senior Secured Revolving Credit Facility, which includes approximately $11.7 million of standby letters of credit related to certain obligations of G-I Holdings.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4.  WARRANTY CLAIMS

         The Company provides certain limited warranties covering most of its residential roofing products for periods generally ranging from 20 to 40 years, with lifetime limited warranties on certain premium designer shingle products. The Company also offers certain limited warranties of varying duration covering most of its commercial roofing products. Most of the Company's specialty building products and accessories carry limited warranties for periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products.

         The reserve for product warranty claims consisted of the following for the first quarter ended April 2, 2006 and April 3, 2005, respectively:

                                                              APRIL 2,               APRIL 3,
                                                               2006                    2005
                                                             --------                -------
                                                                       (THOUSANDS)
              Beginning balance...................           $ 31,202                $ 32,113
              Charged to cost of products sold....              6,741                   5,889
              Payments/deductions.................             (4,929)                 (6,151)
                                                             --------                --------
              Ending balance......................           $ 33,014                $ 31,851
                                                             ========                ========

NOTE 5.  BENEFIT PLANS

Defined Benefit Plans

         The Company provides a non-contributory defined benefit retirement plan for certain hourly and salaried employees (the "Retirement Plan"). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 5.  BENEFIT PLANS - (CONTINUED)

         The Company's net periodic pension cost for the Retirement Plan included the following components for the first quarter ended April 2, 2006 and April 3, 2005, respectively:


                                                                  APRIL 2,                    APRIL 3,
                                                                   2006                        2005
                                                                ----------                  ----------
                                                                             (THOUSANDS)
         Service cost..............................               $ 370                        $ 361
         Interest cost.............................                 523                          519
         Expected return on plan assets............                (748)                        (708)
         Amortization of unrecognized prior
         service cost..............................                  10                            9
         Amortization of net losses from
         earlier periods...........................                  86                           77
                                                                  -----                        -----
         Net periodic pension cost.................               $ 241                        $ 258
                                                                  =====                        =====

         As of the quarter ended April 2, 2006 the Company does not expect to make any pension contribution to the Retirement Plan in 2006, which is consistent with its expectations as of December 31, 2005.

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

         Net periodic postretirement (benefit) cost included the following components for the first quarter ended April 2, 2006 and April 3, 2005, respectively:

                                                               APRIL 2,                  APRIL 3,
                                                                 2006                      2005
                                                              ----------                ----------
                                                                          (THOUSANDS)
         Service cost..............................              $   3                     $  35
         Interest cost.............................                 30                        72
         Amortization of unrecognized prior
         service cost..............................               (155)                      (24)
         Amortization of net gains from
         earlier periods...........................                (61)                      (62)
                                                                 -----                     -----
         Net periodic postretirement (benefit)
         cost......................................              $(183)                    $  21
                                                                 =====                     =====

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 5.  BENEFIT PLANS - (CONTINUED)

         As of the quarter ended April 2, 2006 the Company expects to make aggregate benefit claim payments of approximately $0.2 million in 2006, which are related to postretirement life insurance expenses. This is consistent with the Company's expectations as of December 31, 2005.

NOTE 6.  2001 LONG-TERM INCENTIVE PLAN

         The incentive units under the 2001 Long-Term Incentive Plan are valued at Book Value (as defined in the Plan) or the value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the award. Compensation expense for the Company's incentive units was $3.0 and $3.0 million for the first quarter ended April 2, 2006 and April 3, 2005, respectively. At April 2, 2006 and April 3, 2005, the 2001 Long-Term Incentive Plan liability amounted to $28.2 and $21.5 million, respectively, and was included in accrued liabilities.

         The following is a summary of activity for incentive units related to the 2001 Long-Term Incentive Plan:


                                                                  APRIL 2,                   DECEMBER 31,
                                                                    2006                         2005
                                                                  ---------                   ----------
Incentive Units outstanding, beginning
  of period........................................                146,814                      124,455
Granted............................................                  5,000                       35,205
Exercised..........................................                 (3,598)                      (9,464)
Forfeited..........................................                 (1,460)                      (3,382)
                                                                   -------                      -------
Incentive Units outstanding, end of period.........                146,756                      146,814
                                                                   =======                      =======

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 7.  RELATED PARTY TRANSACTIONS

         The Company makes loans to, and borrows from, its parent corporations from time to time at prevailing market rates. As of April 2, 2006 and April 3, 2005, BMCA Holdings Corporation owed the Company $55.9 and $55.7 million, including interest of $0.6 and $0.4 million, respectively, and the Company owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest payable to BMCA Holdings Corporation, respectively. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $1.2 and $0.9 million during the first quarter ended April 2, 2006 and April 3, 2005, respectively. Interest expense on the Company's loans from BMCA Holdings Corporation amounted to $1.1 and $0.9 million during the first quarter ended April 2, 2006 and April 3, 2005, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Revolving Credit Facility and its Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing the Company's Senior Notes at April 2, 2006, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions. The Company also makes non-interest bearing advances to affiliates, of which no balance was outstanding as of April 2, 2006 and April 3, 2005. In addition, no loans were owed or other lending activities were entered into by the Company to other affiliates.

         The Company also has a management agreement with International Specialty Products Inc. and its subsidiaries ("ISP"), an affiliate, (the "ISP Management Agreement") to provide the Company with certain management services. Based on services provided to the Company in 2006 under the ISP Management Agreement, the aggregate amount payable to ISP under the ISP Management Agreement for 2006, inclusive of the services provided to G-I Holdings, is not yet available and is estimated to be approximately the same as the $5.8 million paid in 2005.

         The Company purchases all of its colored roofing granules and algae-resistant granules under a long-term requirements contract with ISP. The amount of mineral products purchased each year under the ISP contract is based on current demand and is not subject to minimum purchase requirements. For the first quarter ended April 2, 2006 and the year ended December 31, 2005, the Company purchased $28.8 and $108.3 million, respectively, of mineral products from ISP under this contract.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 7.  RELATED PARTY TRANSACTIONS - (CONTINUED)

         During the three month period ended April 2, 2006 and April 3, 2005, the Company paid $0 and $3.8 million, respectively, in federal income tax payments to its parent corporation pursuant to a tax sharing agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

NOTE 8.  CONTINGENCIES

         Asbestos Litigation Against G-I Holdings

         In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its indirect parent, G-I Holdings. As of March 30, 1997, the Company paid all of its assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. Most asbestos claims do not specify the amount of damages sought. This Chapter 11 proceeding remains pending.

         Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may attempt to assert Asbestos Claims against the Company. Approximately 1,900 Asbestos Claims were filed against the Company prior to February 2, 2001. The Company believes that it will not sustain any liability in connection with these or any other Asbestos Claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claim against the Company. On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). One of the parties to this matter, the Official Committee of Asbestos Claimants (the "creditors' committee"), subsequently filed a counterclaim against BMCA seeking a declaration that BMCA has successor liability for Asbestos Claims against G-I

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8.  CONTINGENCIES - (CONTINUED)

Holdings and that BMCA is the alter ego of G-I Holdings. On May 13, 2003 the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will therefore be heard by the District Court. On July 26, 2005, one party in the BMCA Action, the legal representative of future demand holders in the G-I bankruptcy, was dismissed from the case. The court has recently advised the parties that they should expect to proceed to trial during February 2007. The BMCA Action continues against the creditors' committee in the G-I Holdings bankruptcy. It is not possible to predict the outcome of this litigation, although the Company believes its claims are meritorious. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it or its assets, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8.  CONTINGENCIES - (CONTINUED)

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

         For a further discussion with respect to the history of the foregoing litigation, and asbestos-related matters, see Notes 5, 13 and 18 to consolidated financial statements contained in the Company's 2005 Form 10-K.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8.  CONTINGENCIES - (CONTINUED)

         Other Litigation

         On or about February 17, 2004, litigation was commenced against the Company in the United States District Court for the Eastern District of Pennsylvania by CertainTeed Corporation, alleging patent infringement in connection with certain of the Company's products representing less than 5% of the Company's net sales. No specific amount of damages have been sought in the litigation. The parties reached a mutual settlement agreement on January 12, 2006 with respect to this matter, and the case was dismissed by the court.

         For a further discussion with respect to the history of environmental matters and other litigation, reference is made to Notes 2 and 18 to consolidated financial statements contained in the Company's 2005 Form 10-K.

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

NOTE 8.  CONTINGENCIES - (CONTINUED)

         Other Contingencies

         In the ordinary course of business, the Company has several supply agreements that include minimum annual purchase requirements. In the event these purchase requirements are not met, the Company may be required to make payments under these supply agreements.

NOTE 9.  SUBSEQUENT EVENT

         On April 7, 2006 the Company amended its Senior Secured Revolving Credit Facility to permit the expiration date of certain of its letters of credit outstanding to occur after the November 2006 termination date of the Senior Secured Revolving Credit Facility. In connection therewith, the Company is required to deposit into a collateral account fourteen days prior to the termination date of the Senior Secured Revolving Credit Facility an amount equal to 103% of the Available Amount of all Letters of Credit then outstanding.


NOTE 10.  GUARANTOR FINANCIAL INFORMATION

         At April 2, 2006, all of the Company's subsidiaries, each of which is wholly owned by the Company, are guarantors under the Company's Senior Secured Revolving Credit Facility and the indentures governing the Senior Notes. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 8% Senior Notes due 2007.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        FIRST QUARTER ENDED APRIL 2, 2006
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                  Parent           Guarantor
                                                 Company          Subsidiaries          Eliminations        Consolidated
                                                 --------         ------------          ------------        ------------
Net Sales...............................         $481,612           $ 23,363              $       -          $ 504,975
Intercompany net sales..................               51            311,673               (311,724)                 -
                                                 --------           --------              ---------          ---------
    Total net sales.....................          481,663            335,036               (311,724)           504,975
                                                 --------           --------              ---------          ---------
Costs and expenses, net:
  Cost of products sold.................          372,807            298,397               (311,724)           359,480
  Selling, general and administrative...           86,713             27,885                      -            114,598
  Intercompany licensing (income)
    expense, net........................           19,267            (19,267)                     -                  -
  Other (income) expense, net...........             (342)                16                      -               (326)
  Transition service agreement
    (income) expense....................               25                (25)                     -                  -
                                                 --------           --------              ---------          ---------
    Total costs and expenses, net.......          478,470            307,006               (311,724)           473,752
                                                 --------           --------              ---------          ---------
Income before equity in earnings of
  subsidiaries, interest expense and
  income taxes..........................            3,193             28,030                      -             31,223

Equity in earnings of subsidiaries......           14,041                  -                (14,041)                 -
Interest expense........................           (9,143)            (5,383)                     -            (14,526)
                                                 --------           --------              ---------          ---------
Income before income taxes..............            8,091             22,647                (14,041)            16,697
Income tax (expense) benefit............            2,261             (8,606)                     -             (6,345)
                                                 --------           --------              ---------          ---------
Net income..............................         $ 10,352           $ 14,041              $ (14,041)         $  10,352
                                                 ========           ========              =========          =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)



                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        FIRST QUARTER ENDED APRIL 3, 2005
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                   Parent           Guarantor
                                                   Company         Subsidiaries         Eliminations        Consolidated
                                                   --------        ------------         ------------        ------------
Net Sales................................          $453,294          $ 25,504             $       -           $478,798
Intercompany net sales...................               861           325,332              (326,193)                 -
                                                   --------          --------             ---------           --------
    Total net sales......................           454,155           350,836              (326,193)           478,798
                                                   --------          --------             ---------           --------
Costs and expenses, net:
  Cost of products sold..................           351,478           310,432              (326,193)           335,717
  Selling, general and administrative....            79,549            25,735                     -            105,284
  Intercompany licensing (income)
    expense, net.........................            18,166           (18,166)                    -                  -
  Other (income) expense, net............             1,242              (243)                    -                999
  Transition service agreement
    (income) expense.....................                25               (25)                    -                  -
                                                   --------          --------             ---------           --------
    Total costs and expenses, net........           450,460           317,733              (326,193)           442,000
                                                   --------          --------             ---------           --------
Income before equity in earnings of
  subsidiaries, interest expense and
  income taxes...........................             3,695            33,103                     -             36,798

Equity in earnings of subsidiaries.......            18,353                 -               (18,353)                 -
Interest expense.........................           (12,603)           (3,501)                    -            (16,104)
                                                   --------          --------             ---------           --------
Income before income taxes...............             9,445            29,602               (18,353)            20,694
Income tax (expense) benefit.............             3,385           (11,249)                    -             (7,864)
                                                   --------          --------             ---------           --------
Net income...............................          $ 12,830          $ 18,353             $ (18,353)          $ 12,830
                                                   ========          ========             =========           ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)



                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  APRIL 2, 2006
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                  Parent        Guarantor           Elim-
                                                  Company    Subsidiaries         inations      Consolidated
                                                  -------    ------------         --------      ------------
ASSETS
Current Assets:
  Cash and cash equivalents..............        $     11      $  8,098           $       -      $    8,109
  Accounts receivable, trade, net........         350,661        17,159                   -         367,820
  Accounts receivable, other.............           3,382         1,383                   -           4,765
  Inventories, net.......................         155,695        71,126                   -         226,821
  Deferred income tax assets, net........          33,916             -                   -          33,916
  Other current assets...................           7,396         6,272                   -          13,668
                                                 --------      --------           ---------      ----------
    Total Current Assets.................         551,061       104,038                   -         655,099

Investment in subsidiaries...............         589,999             -            (589,999)              -
Intercompany loans including accrued
  interest...............................         230,614      (230,614)                  -               -
Due from (to) subsidiaries, net..........        (613,330)      613,330                   -               -
Property, plant and equipment, net.......          35,149       338,425                   -         373,574
Goodwill, net............................          40,080        27,065                   -          67,145
Other noncurrent assets..................           8,792        25,523                   -          34,315
                                                 --------      --------           ---------      ----------
Total Assets.............................        $842,365      $877,767           $(589,999)     $1,130,133
                                                 ========      ========           =========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt...        $152,000      $  2,822           $       -      $  154,822
  Accounts payable.......................          36,569        62,888                   -          99,457
  Payable to related parties.............           7,256        11,445                   -          18,701
  Loans payable to parent corporation....          52,840             -                   -          52,840
  Accrued liabilities....................          30,657        82,438                   -         113,095
  Reserve for product warranty claims....          14,900             -                   -          14,900
                                                 --------      --------           ---------      ----------
    Total Current Liabilities............         294,222       159,593                   -         453,815

Long-term debt less current maturities...         405,522       127,210                   -         532,732
Reserve for product warranty claims......          17,329           785                   -          18,114
Deferred income tax liabilities..........          50,594             -                   -          50,594
Other liabilities........................          21,365           180                   -          21,545
                                                 --------      --------           ---------      ----------
Total Liabilities........................         789,032       287,768                   -       1,076,800

Total Stockholders' Equity...............          53,333       589,999            (589,999)         53,333
                                                 --------      --------           ---------      ----------
Total Liabilities and Stockholders'
     Equity..............................        $842,365      $877,767           $(589,999)     $1,130,133
                                                 ========      ========           =========      ==========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2005
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                     Parent       Guarantor            Elim-
                                                     Company     Subsidiaries         inations     Consolidated
                                                     -------     ------------         --------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents...............           $      9      $   6,873          $       -     $    6,882
  Accounts receivable, trade, net.........            250,519         19,445                  -        269,964
  Accounts receivable, other..............              5,054          1,426                  -          6,480
  Tax receivable from parent corporation..                804              -                  -            804
  Inventories, net........................            140,136         62,562                  -        202,698
  Deferred income tax assets, net.........             31,842              -                  -         31,842
  Other current assets....................              7,015          6,560                  -         13,575
                                                     --------      ---------          ---------     ----------
    Total Current Assets..................            435,379         96,866                  -        532,245

Investment in subsidiaries................            575,958              -           (575,958)             -
Intercompany loans including accrued
  interest................................            185,148       (185,148)                 -              -
Due from (to) subsidiaries, net...........           (569,763)       569,763                  -              -
Property, plant and equipment, net........             35,690        338,707                  -        374,397
Goodwill, net.............................             40,080         27,054                  -         67,134
Other noncurrent assets...................              9,798         20,751                  -         30,549
                                                     --------      ---------          ---------     ----------
Total Assets..............................           $712,290      $ 867,993          $(575,958)    $1,004,325
                                                     ========      =========          =========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt....          $  17,000      $   2,768          $       -     $   19,768
  Accounts payable........................             49,996         74,925                  -        124,921
  Payable to related parties..............              6,885          5,202                  -         12,087
  Loans payable to parent corporation.....             52,840              -                  -         52,840
  Accrued liabilities.....................             35,631         80,354                  -        115,985
  Reserve for product warranty claims.....             14,900              -                  -         14,900
                                                     --------      ---------          ---------     ----------
    Total Current Liabilities.............            177,252        163,249                  -        340,501

Long-term debt less current maturities....            405,524        127,943                  -        533,467
Reserve for product warranty claims.......             15,642            660                  -         16,302
Deferred income tax liabilities...........             49,416              -                  -         49,416
Other liabilities.........................             21,430            183                  -         21,613
                                                     --------      ---------          ---------     ----------
Total Liabilities.........................            669,264        292,035                  -        961,299

Total Stockholders' Equity................             43,026        575,958           (575,958)        43,026
                                                     --------      ---------          ---------     ----------
Total Liabilities and Stockholders'
     Equity...............................           $712,290      $ 867,993          $(575,958)    $1,004,325
                                                     ========      =========          =========     ==========

                    BUILDING MATERIALS CORPORATION OF AMERICA

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)- (CONTINUED)


NOTE 10.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        FIRST QUARTER ENDED APRIL 2, 2006
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                              Parent         Guarantor
                                                                              Company       Subsidiaries       Consolidated
                                                                              --------      ------------       ------------
Cash and cash equivalents, beginning of period......................          $      9        $  6,873          $   6,882
                                                                              --------        --------           --------
Cash provided by (used in) operating activities:
  Net income (loss).................................................            (3,689)         14,041             10,352
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation....................................................               891          10,896             11,787
    Amortization....................................................                 -             684                684
    Deferred income taxes...........................................              (896)              -               (896)
    Noncash interest charges, net...................................               978             332              1,310
  Increase in working capital items.................................          (132,810)        (15,901)          (148,711)
  Increase in long-term reserve for product
    warranty claims.................................................             1,687             125              1,812
  Decrease in other assets..........................................                16             628                644
  Decrease in other liabilities.....................................               (55)             (3)               (58)
  Change in net receivable from/payable to
    related parties/parent corporations.............................              (724)          8,142              7,418
  Other, net........................................................                (3)            312                309
                                                                              --------        --------           --------
Net cash provided by (used in) operating
  activities........................................................          (134,605)         19,256           (115,349)
                                                                              --------        --------           --------
Cash provided by (used in) investing activities:
  Capital expenditures..............................................              (349)        (10,936)           (11,285)
                                                                              --------        --------           --------
Net cash used in investing activities...............................              (349)        (10,936)           (11,285)
                                                                              --------        --------           --------
Cash provided by (used in) financing activities:
  Proceeds from Senior Secured Revolving
    Credit Facility.................................................           290,000               -            290,000
  Purchase of industrial development revenue
    bond certificates...............................................                 -          (6,325)            (6,325)
  Repayments of long-term debt......................................          (155,000)           (770)          (155,770)
  Loan to parent corporation........................................               (44)              -                (44)
                                                                              --------        --------           --------
Net cash provided by (used in) financing activities.................           134,956          (7,095)           127,861
                                                                              --------        --------           --------
Net change in cash and cash equivalents.............................                 2           1,225              1,227
                                                                              --------        --------           --------
Cash and cash equivalents, end of period............................          $     11        $  8,098           $  8,109
                                                                              ========        ========           ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        FIRST QUARTER ENDED APRIL 3, 2005
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                              Parent           Guarantor
                                                                              Company         Subsidiaries       Consolidated
                                                                              --------        ------------       ------------
  Cash and cash equivalents, beginning of period.......................        $   12          $ 129,470          $ 129,482
                                                                              -------          ---------          ---------
  Cash provided by (used in) operating activities:
    Net income (loss)..................................................        (5,523)            18,353             12,830
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation.....................................................           889             10,001             10,890
      Amortization.....................................................             -                574                574
      Deferred income taxes............................................         1,177                  -              1,177
      Noncash interest charges, net....................................         1,094                328              1,422
    Increase in working capital items..................................      (104,299)            (8,739)          (113,038)
    Increase (decrease) in long-term reserve for
      product warranty claims..........................................          (371)               109               (262)
    Increase in other assets...........................................        (4,622)              (536)            (5,158)
    Increase (decrease) in other liabilities...........................           120                 (1)               119
    Change in net receivable from/payable to
      related parties/parent corporations..............................       112,387           (110,536)             1,851
    Other, net.........................................................            (4)               104                100
                                                                              -------          ---------          ---------
  Net cash provided by (used in) operating
      activities.......................................................           848            (90,343)           (89,495)
                                                                              -------          ---------          ---------
  Cash provided by (used in) investing activities:
    Capital expenditures...............................................          (700)            (9,025)            (9,725)
                                                                              -------          ---------          ---------
  Net cash used in investing activities................................          (700)            (9,025)            (9,725)
                                                                              -------          ---------          ---------
  Cash provided by (used in) financing activities:
    Proceeds from Senior Secured Revolving Credit Facility.............        11,000                  -             11,000
    Repayments of long-term debt.......................................       (11,000)              (607)           (11,607)
    Distribution to parent corporation.................................           (10)                 -                (10)
    Loan to parent corporation.........................................           (32)                 -                (32)
    Financing fees and expenses........................................          (106)                 -               (106)
                                                                              -------          ---------          ---------
  Net cash used in financing activities................................          (148)              (607)              (755)
                                                                              -------          ---------          ---------
  Net change in cash and cash equivalents..............................             -            (99,975)           (99,975)
                                                                              -------          ---------          ---------
  Cash and cash equivalents, end of period.............................       $    12          $  29,495          $  29,507
                                                                              =======          =========          =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


         Unless otherwise indicated by the context, "we," "us," and "our" refer to Building Materials Corporation of America and its consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES

         There have been no significant changes to our Critical Accounting Policies during the first quarter ended April 2, 2006. For a further discussion on our Critical Accounting Policies, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies" in our annual report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 30, 2006, which we refer to as the 2005 Form 10-K.

RESULTS OF OPERATIONS

         Sales of roofing products are our dominant business, typically accounting for approximately 95% of our consolidated net sales. The main drivers of our roofing business include: the nation's aging housing stock; existing home sales; new home construction; larger new homes; increased home ownership rates; and severe weather and energy concerns. Our roofing business is also affected by raw material costs, including asphalt and other petroleum-based raw materials, as well as energy, and transportation and distribution costs.

         First Quarter 2006 Compared With
         First Quarter 2005

         We recorded net income in the first quarter of 2006 of $10.4 million compared with net income of $12.8 million in the first quarter of 2005. The decrease in first quarter 2006 net income was primarily attributable to lower income before interest expense and income taxes, partially offset by lower interest expense.

         Net sales for the first quarter of 2006 were $505.0 million, a 5.5% increase over first quarter of 2005 net sales of $478.8 million, with the increase due to higher net sales of both residential and commercial roofing products primarily resulting from higher average selling prices.

         Income before interest expense and income taxes in the first quarter of 2006 was $31.2 million compared with $36.8 million in the first quarter of 2005. Income before interest expense and income taxes in the first quarter of 2006 was positively affected by increased net sales of both residential and commercial roofing products primarily resulting from higher average selling prices, which was more than offset by higher raw material costs, including asphalt, higher energy costs and higher selling, general and administrative expenses mostly due to higher distribution costs, primarily resulting from a rise in fuel prices.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         Interest expense for the first quarter of 2006 decreased to $14.5 million from $16.1 million for the first quarter of 2005, primarily due to lower average borrowings.

         BUSINESS SEGMENT INFORMATION

Net Sales. Net sales of roofing products for the first quarter of 2006 increased to $489.6 million from $462.2 million for the first quarter of 2005, representing an increase of $27.4 million or 5.9%. The increase in net sales of roofing products was primarily attributable to higher average selling prices. Roofing product net sales were favorably impacted by an increase in net sales of premium laminate shingles primarily due to higher average selling prices. Net sales of specialty building products and accessories decreased to $15.4 million for the first quarter of 2006 as compared with $16.6 million for the first quarter of 2005.

Gross Margin. Our overall gross margin increased to $145.5 million or 28.8% of net sales for the first quarter of 2006 from $143.1 million or 29.9% of net sales for the first quarter of 2005. The increase in our overall gross margin is primarily attributable to an increase in net sales due to an improved sales mix and higher average selling prices, partially offset by higher raw material costs.

Income before Interest Expense and Income Taxes. Income before interest expense and income taxes for the first quarter of 2006 decreased to $31.2 million or 6.2% of net sales, compared to $36.8 million or 7.7% of net sales for the first quarter of 2005. Income before interest expense and income taxes in the first quarter of 2006 was positively affected by increased net sales of roofing products primarily resulting from higher average selling prices, which was more than offset by higher raw material costs, including asphalt, higher energy costs and higher selling, general and administrative expenses mostly due to higher distribution costs, primarily resulting from a rise in fuel prices.

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

         Net cash outflow during the first quarter of 2006 from operating and investing activities was $126.6 million, including the use of $115.3 million of cash from operations and the reinvestment of $11.3 million for capital programs.

         Cash invested in additional working capital totaled $148.7 million during the first quarter of 2006, reflecting an increase in total accounts receivable of $96.1 million, due to our increased operating performance and the seasonality of our business, a $24.1 million increase in inventories to meet our seasonal operating demands and a $28.4 million net decrease in accounts payable and accrued liabilities. The net cash used for operating activities also included a $7.4 million net increase in the payable to related parties/parent corporations, primarily attributable to a $6.4 million net increase in federal income taxes payable pursuant to our tax sharing agreement with our parent corporation and a $1.0 million increase in amounts due under our long-term granule supply agreement with an affiliated company.

         Net cash provided by financing activities totaled $127.9 million during the first quarter of 2006, including $290.0 million of proceeds from the issuance of current maturities of long-term debt related to 2006 year to date cumulative borrowings under our Senior Secured Revolving Credit Facility. Financing activities also included $155.8 million in aggregate repayments of long-term debt, of which $155.0 million related to 2006 year to date cumulative repayments under our Senior Secured Revolving Credit Facility and $0.7 million related to our Chester, South Carolina loan obligation. In addition, financing activities included the purchase of industrial development revenue bond certificates issued in 1990 with respect to the Fontana, California Industrial Development Revenue Bond, resulting in BMCA becoming the primary holder of such bond.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         Long-Term Debt

         As of April 2, 2006 we had total outstanding consolidated indebtedness of $740.4 million, which amount includes $52.8 million of demand loans to our parent corporation, of which $154.8 million matures prior to the end of the first quarter of 2007 including $152.0 million of borrowings outstanding under the Senior Secured Revolving Credit Facility. We anticipate funding these obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility, which matures in November 2006. Although no assurances can be provided, we intend to refinance the Senior Secured Revolving Credit Facility before its maturity date.

         As of April 2, 2006 the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility and the indentures governing the 8% Senior Notes due 2007, the 8% Senior Notes due 2008 and the 7 3/4% Senior Notes due 2014, which we refer to collectively as the Senior Notes. As of April 2, 2006, the book value of the collateral securing the Senior Notes and the Senior Secured Revolving Credit Facility was approximately $1,117.0 million.

         At April 2, 2006, we had outstanding letters of credit of approximately $49.9 million under the Senior Secured Revolving Credit Facility, which includes approximately $11.7 million of standby letters of credit related to certain obligations of G-I Holdings.

         Intercompany Transactions

         We make loans to, and borrow from, our parent corporations from time to time at prevailing market rates. As of April 2, 2006 and April 3, 2005, BMCA Holdings Corporation owed us $55.9 and $55.7 million, including interest of $0.6 and $0.4 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest payable to BMCA Holdings Corporation, respectively. Interest income on our loans to BMCA Holdings Corporation amounted to $1.2 and $0.9 million during the first quarter ended April 2, 2006 and April 3, 2005, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $1.1 and $0.9 million during the first quarter ended April 2, 2006 and April 3, 2005, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in our Senior Secured Revolving Credit Facility and our Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


and the indentures governing our Senior Notes, at April 2, 2006, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions. We also make non-interest bearing advances to affiliates, of which no balance was outstanding as of April 2, 2006 and April 3, 2005. In addition, no loans were owed or other lending activities entered into by us to other affiliates.

         During the three month period ended April 2, 2006 and April 3, 2005, we paid $0 and $3.8 million, respectively, in federal income tax payments to our parent corporation pursuant to a tax sharing agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

         As a result of the foregoing factors, cash and cash equivalents increased by $1.2 million during the first quarter of 2006 to $8.1 million.

         Contingencies

         See Note 8 to Consolidated Financial Statements for information regarding contingencies.

         Economic Outlook

         We do not believe that inflation has had a material effect on our results of operations during the first quarter of 2006. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

         During the first quarter of 2006, the cost of asphalt continued to be high relative to historical levels, which reflects in large part record high crude oil prices. Due to the strength of the Company's manufacturing operations, which allows us to use many types of asphalt, together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.

         To mitigate these and other petroleum-based cost increases, we announced and implemented multiple price increases during the first quarter of 2006. We will attempt to pass on future additional unexpected cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

         Contractual Obligations

         In January 2006, we amended one of our contractual obligations with a certain supplier, which reduced our minimum purchase obligation requirement with that supplier by approximately $10.1 million.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         We also have a management agreement with International Specialty Products Inc. and its subsidiaries, which we refer to as ISP, an affiliate, which we refer to as the ISP Management Agreement to provide us with certain management services. Based on services provided to us in 2006 under the ISP Management Agreement, the aggregate amount payable to ISP under the ISP Management Agreement for 2006, inclusive of the services provided to G-I Holdings, is not yet available and is estimated to be approximately the same as the $5.8 million paid in 2005. For a further discussion on the ISP Management Agreement reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Intercompany Transactions" in our 2005 Form 10-K.

         We purchase all of our colored roofing granules and algae-resistant granules under a long-term requirements contract with ISP. The amount of mineral products purchased each year under the ISP contract is based on current demand and is not subject to minimum purchase requirements. For the first quarter ended April 2, 2006 and the year ended December 31, 2005, we purchased $28.8 and $108.3 million, respectively, of mineral products from ISP under this contract.

         Other Matters

         On April 7, 2006 we amended our Senior Secured Revolving Credit Facility to permit the expiration date of certain of our letters of credit outstanding to occur after the November 2006 termination date of the Senior Secured Revolving Credit Facility. In connection therewith, we are required to deposit into a collateral account fourteen days prior to the termination date of the Senior Secured Revolving Credit Facility an amount equal to 103% of the Available Amount of all Letters of Credit then outstanding.

         New Accounting Pronouncements

         In November 2004, the Financial Accounting Standards Board, which we refer to as FASB issued Statement of Financial Accounting Standards, which we refer to as SFAS No. 151 "Inventory Costs," which we refer to as SFAS No. 151, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 amends Accounting Research Bulletin, which we refer to as ARB No. 43, Chapter 4 "Inventory Pricing," which we refer to as ARB No. 43, and requires abnormal inventory costs to be recognized as current period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Furthermore, SFAS No. 151 requires unallocated overheads to be recognized as an expense in the period in which they are incurred. SFAS No. 151 became effective for costs beginning January 1, 2006. As of the quarter ended April 2, 2006 we adopted the provisions of SFAS No. 151 and noted no material effect on our consolidated financial statements as a result of the adoption of SFAS No. 151.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         In December 2004, the FASB issued a revised SFAS No. 123 "Accounting for Stock-Based Compensation," SFAS No. 123(R) "Share-Based Payments," which we refer to as SFAS No. 123(R), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS No. 123(R) requires that stock awards be classified as either an equity award or a liability award. SFAS No. 123(R) replaces the original SFAS No. 123 and supersedes Accounting Principles Board, which we refer to as APB, Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) was effective January 1, 2006. Our adoption of SFAS No. 123(R) did not have an impact on our consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets," which we refer to as SFAS No. 153, which replaces the exception from fair value measurement in APB Opinion No. 29 "Accounting for Nonmonetary Transactions," for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 became effective for nonmonetary asset exchanges beginning January 1, 2006. As of the quarter ended April 2, 2006, we adopted the provisions of SFAS No. 153 and noted no nonmonetary asset exchanges as a result of the adoption of SFAS No. 153.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which we refer to as SFAS No. 154, which eliminates the requirement of APB Opinion No. 20, "Accounting Changes," to include the cumulative effect adjustment resulting from a change in an accounting principle in the income statement in the period of change. SFAS No. 154 requires that a change in an accounting principle or reporting entity be retrospectively applied. Under retrospective application, SFAS No. 154 is applied as of the beginning of the first accounting period presented in the financial statements, and the cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented, and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Changes in accounting estimates and corrections of errors continue to be accounted for in the same manner as prior to the issuance of SFAS No. 154. SFAS No. 154 became effective for accounting changes and corrections of errors made beginning January 1, 2006. As of the quarter ended April 2, 2006, we adopted the provisions of SFAS No. 154 and, as a result, noted no accounting changes or correction of errors.

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


                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of April 2, 2006 and we have no hedging arrangements as of April 2, 2006.

                         ITEM 4. CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures: Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accummulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

                    BUILDING MATERIALS CORPORATION OF AMERICA

         Internal Control Over Financial Reporting: There were no significant changes in our internal control over financial reporting identified in management's evaluation during the first quarter of fiscal year 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         As of April 2, 2006, approximately 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber are pending against Building Materials Corporation of America. See Note 8 to consolidated financial statements in Part I.


ITEM 6. EXHIBITS

         Exhibit Number

         10.1 Fifth Admendment, dated as of April 7, 2006, to the Credit Agreement, dated as of July 9, 2003, among BMCA, the Grantors party thereto, the banks, financial institutions and other institutional lenders party thereto and Citicorp USA, Inc., as administrative agent for the Lenders.

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


DATE:  May 12, 2006                BY: /s/ John F. Rebele
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


DATE:  May 12, 2006                BY: /s/ James T. Esposito
       -----------------               -----------------------------------------
                                       James T. Esposito
                                       Vice President and Controller
                                       (Principal Accounting Officer)