Form 10-K
period 2006-12-31
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP
filed 2007-02-16
CIK 927314, 1078706

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

        As of February 15, 2007, 1,015,010 shares of Class A Common Stock, $.001 par value of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

        As of February 15, 2007, the additional registrant had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrant. As of February 15, 2007, no shares of the registrant or the additional registrant were held by non-affiliates.

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

Form 10-K
for the fiscal year ended December 31, 2006

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

Item 1.    Business.

General

        Building Materials Corporation of America or BMCA is a leading national manufacturer and marketer of a broad line of asphalt and polymer based roofing products and accessories for the residential and commercial roofing markets. We also manufacture specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. We were incorporated under the laws of Delaware in 1994 and are a wholly-owned subsidiary of BMCA Holdings Corporation, which is a wholly-owned subsidiary of G-I Holdings Inc. In 1994, we acquired the operating assets and certain liabilities of GAF Building Materials Corporation, whose name has been changed to G-I Holdings Inc. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc. Samuel J. Heyman beneficially owns (as defined in Rule 13d-3 of the Securities Exchange Act) approximately 99% of G Holdings Inc. We do business under the name "GAF Materials Corporation." Unless otherwise indicated by the context, "we," "us," "our" and "BMCA" refer to Building Materials Corporation of America and its consolidated subsidiaries.

        To facilitate administrative efficiency, effective October 31, 2000, GAF Corporation, our former indirect parent, merged into its direct subsidiary, G-I Holdings Inc. G-I Holdings Inc. then merged into its direct subsidiary, G Industries Corp., which in turn merged into its direct subsidiary, GAF Fiberglass Corporation. In that merger GAF Fiberglass Corporation changed its name to GAF Corporation. Effective November 13, 2000, GAF Corporation merged into its direct subsidiary, GAF Building Materials Corporation, whose name was changed in the merger to G-I Holdings Inc. G-I Holdings Inc. is now our indirect parent, and our direct parent is BMCA Holdings Corporation. We refer to G-I Holdings Inc. and any and all of its predecessor corporations, including GAF Corporation, G-I Holdings Inc., G Industries Corp., GAF Fiberglass Corporation and GAF Building Materials Corporation in this report as "G-I Holdings."

        On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey in Newark, New Jersey due to its asbestos-related bodily injury claims, which related to the inhalation of asbestos fiber. We refer to these claims in this report as "Asbestos Claims." G-I Holdings, the successor to GAF Corporation by merger, is a privately-held holding company and we are its only operating subsidiary. We are not included in the bankruptcy filing.

        Our executive offices are located at 1361 Alps Road, Wayne, New Jersey 07470 and our telephone number is (973) 628-3000.

Residential Roofing

        We are a leading national manufacturer of a complete line of premium residential roofing products. Residential roofing product sales represented approximately 74%, 75% and 74% of our net sales in 2006, 2005 and 2004, respectively. Our principal residential roofing products consist of laminated and asphalt strip shingles. We have improved our sales mix of residential roofing products in recent years by increasing our emphasis on laminated shingles and accessory products, which generally are sold at higher prices with more attractive profit margins than our standard strip shingle products. We believe, based on unit sales, that we are the largest manufacturer of residential roofing shingles in the United States. Statements contained in this report as to our competitive position are based on management's estimates and industry information which we believe is reliable.

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

Commercial Roofing

        We manufacture a full line of modified bitumen and asphalt built-up roofing products, thermoplastic polyolefin products, liquid applied membrane systems and roofing accessories for use in the application of commercial roofing systems. Commercial roofing represented approximately 22%, 21% and 22% of our net sales in 2006, 2005 and 2004, respectively. We also market, under the EverGuard® trademark, thermoplastic single-ply commercial roofing products. The EverGuard® products address the important and growing single ply segment of the commercial roofing market. The thermoplastic products offer building owners the reliability of heat-welded seams and ENERGY STAR® qualified systems. The EverGuard® brand also includes Freedom™ self-adhered TPO membranes, which feature faster installation without the need for hot asphalt, solvent-based adhesives, or torches. We believe, based on unit sales, that we are the largest manufacturer of both asphalt built-up roofing products and modified bitumen products in the United States.

        We manufacture fiberglass-based felts, which are made from asphalt impregnated glass fiber mat for use as a component in asphalt built-up roofing systems under the GAFGLAS® and Brai® trademarks. Most of our fiberglass based roofing systems are assembled on the roof by applying successive layers of roofing with asphalt and topped, in some applications, with gravel or mineral surfaced sheets. Thermal insulation may be applied beneath the membrane. We also manufacture base sheets, flashings and other roofing accessories for use in these systems; our TOPCOAT® roofing system, a liquid-applied membrane system designed to protect and waterproof existing roofing systems; and roof maintenance products. In addition, we market insulation products under the EnergyGuard™ brandname, which includes perlite and isocyanurate foam in addition to accessories, such as vent stacks, fasteners and cements and coatings. These products allow us to provide customers with a complete roofing system and the ability to market and sell extended guarantees.

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

Specialty Building Products and Accessories

        We manufacture and market a variety of specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. Specialty building products and accessories represented approximately 4% of our net sales in 2006, 2005 and 2004, respectively. These products primarily consist of residential attic ventilation systems and metal and fiberglass air distribution products for the HVAC (heating, ventilating and air conditioning) industry.

Marketing and Sales

        Our sales and marketing functions are designed to help customers grow their businesses and provide better service while offering property owners the best and safest choice from our product offerings. We believe we have one of the industry's largest sales forces. We have a staff of technical professionals who work directly with architects, consultants, contractors and building owners and provide support to our sales force, distributors, lumberyards and retailers. We sell our roofing and specialty building products and accessories through our own sales force of approximately 300 experienced, full-time employees and independent sales representatives located across the United States and Canada. A major portion of our roofing product sales are to wholesale distributors and retailers, who resell our products to roofing contractors, builders and property owners. We believe that the wholesale distribution channel represents the principal distribution channel for professionally installed asphalt roofing products. As a result, we believe that our nationwide coverage has contributed to certain of our roofing products being among the most recognized and requested brands in the industry.

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

Significant Customers

        We sell our products through multiple distribution channels with a strong presence in the wholesale, retail, manufactured housing and lumberyard distribution channels. No single customer accounted for over 10% of our net sales in 2006, 2005 and 2004, except for The Home Depot, Inc. and American Builders & Contractors Supply Company, Inc.

Raw Materials

        The major raw materials required for the manufacture of our roofing products are asphalt, mineral stabilizer, glass fiber, glass fiber mat, polyester mat and granules. Asphalt and mineral stabilizer are available from a large number of suppliers on substantially similar terms. We currently have contracts with several of these suppliers, and others are available as substitutes. In 2006, prices of most raw materials, other than asphalt and other petroleum-based raw materials and energy, have been relatively stable, rising moderately with general industrial prices, while the increase in the prices of asphalt and other petroleum-based raw materials were driven mostly by continued high crude oil prices during 2006.

        During 2006, the cost of asphalt continued to be high relative to historical levels due in large part to record high crude oil prices. Due to the strength of our manufacturing operations, which allows us to use many types of asphalt, together with our ability to secure alternative sources of supply, we do not anticipate that any potential disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.

        To mitigate these and other petroleum-based cost increases, we announced and implemented multiple price increases during 2006. We will attempt to pass on future additional unexpected cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

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

        Five of our roofing plants have easy access to deep water ports thereby permitting delivery of asphalt by ship, which we believe is the most economical means of asphalt transport. Our Nashville, Tennessee plant manufactures a significant portion of our glass fiber requirements for use in our Chester, South Carolina and Shafter, California plants, which manufacture glass fiber mat substrate.

        During 2006, we purchased all of our requirements for colored roofing granules and algae-resistant granules from ISP Minerals Inc., which we refer to as ISP Minerals, an affiliate of BMCA and International Specialty Products Inc., which is also an affiliate of BMCA, under a long-term requirements contract. We refer to International Specialty Products Inc. and its subsidiaries as "ISP."

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

Warranty Claims

        We provide certain limited warranties covering most of our residential roofing products for periods generally ranging from 20 to 40 years, although certain of our product lines provide for a lifetime limited warranty. Although terms of warranties vary, we believe that our warranties generally are consistent with those offered by our competitors, with the exception of our unique "Golden Pledge™", "Smart Choice™" and "Peace of Mind™" warranties. We also offer certain limited warranties of varying duration covering most of our commercial roofing products. Most of our specialty building products and accessories carry limited warranties for periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products. We review the accruals established for estimated probable future warranty claims on a periodic basis.

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

        Competition is based largely upon products and service quality, distribution capability, price and credit terms. We believe that we are well-positioned in the marketplace as a result of our broad product lines in both the residential and commercial markets, consistently high product quality, strong sales force and national distribution capabilities. As a result of the growth in demand for premium laminated shingles, a number of roofing manufacturers, including our company, have increased their laminated shingle production capacity in recent years. In that regard, to support our continued premium laminated shingle growth in the Northeast and Canadian markets, we commenced premium laminated shingle expansion at our Quakertown, Pennsylvania manufacturing facility, which will provide us with additional production capacity of premium laminated shingles beginning in 2007.

        Our specialty building products and accessories business is highly competitive with numerous competitors due to the breadth of the product lines we market. Major competitors include Gibraltar, Southwark Metal Manufacturing Co., Lomanco Inc., Standex International Corp. and Hart & Cooley, Inc.

Research and Development

        We primarily focus our research and development activities on the development of new products, process improvements and the testing of alternative raw materials and supplies. Our research and development activities, dedicated to residential, commercial and fiberglass products, are located at technical centers in Wayne, New Jersey, Chester, South Carolina and Walpole, Massachusetts. Our research and development expenditures were approximately $8.0, $9.4 and $9.3 million in 2006, 2005 and 2004, respectively.

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

        We own numerous United States and foreign patents (and their respective counterparts), the more important of which cover those technologies and inventions embodied in current products, or which are used in the manufacture of those products. While we believe our patent portfolio is important to our business operations and in the aggregate constitutes a valuable asset, no single patent, or group of patents, is critical to the success of our businesses. We also, from time to time, grant licenses under our patents and technology and obtain licenses under the patents and technology of others.

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

Environmental Compliance

        Since 1970, federal, state and local authorities have adopted and amended a wide variety of federal, state and local environmental laws and regulations relating to environmental matters. The environmental laws and regulations deal with air and water emissions or discharges into the environment, as well as the generation, storage, treatment, transportation and disposal of solid and hazardous waste and the remediation of any releases of hazardous substances and materials to the environment. These laws and regulations affect us because of the nature of our operations and that of our predecessor and certain of the substances that are, or have been used, produced or discharged at our or our predecessor's plants or at other locations. We made capital expenditures of approximately $1.0, $0.6 and $2.5 million in 2006, 2005 and 2004, respectively, relating to environmental compliance. These expenditures are included in additions to property, plant and equipment.

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

        See Item 3, "Legal Proceedings—Environmental Litigation."

Employees

        At December 31, 2006, we employed approximately 3,600 people worldwide, approximately 1,100 of whom were subject to 14 union contracts. The contracts are effective for three to five year periods. During 2006 four labor contracts expired and were renegotiated. We believe that our relations with our employees and their unions are satisfactory.

Agreement and Plan of Merger with ElkCorp

        On February 9, 2007, we, through two of our subsidiaries, entered into an Agreement and Plan of Merger (the "Merger Agreement") with ElkCorp, a Dallas, Texas based manufacturer of roofing products and building materials. Prior to entering into the Merger Agreement, one of those subsidiaries initiated a tender offer to purchase each outstanding share of common stock of ElkCorp at a price of $43.50. The tender offer was amended on February 12, 2007 to reflect the terms of the Merger Agreement. The Board of Directors of ElkCorp has recommended to its shareholders that they accept the offer and tender their shares to our subsidiary. If the tender offer is consummated, we, subject to the satisfaction of the conditions in the Merger Agreement, intend to merge our subsidiary into ElkCorp, with ElkCorp surviving the merger as our wholly owned subsidiary.

        We intend to fund all of the purchase price for ElkCorp through new credit facilities fully committed by affiliates of Deutsche Bank, Bear Stearns and J.P. Morgan Securities. The proceeds of those facilities also will be utilized (i) to refinance certain of our existing indebtedness, including our senior notes due 2007 and 2008 (with respect to which we commenced a tender offer and consent solicitation on December 20, 2006) and our existing credit facility, (ii) to refinance certain indebtedness of ElkCorp, (iii) to pay fees and expenses incurred in connection with the acquisition of ElkCorp and the refinancing and (iv) to fund our working capital and general corporate needs. The credit facilities will consist of a $975 million seven-year amortizing term loan facility (the "Term Loan Facility"), a $600 million five-year revolving credit facility (the "Revolving Credit Facility") and an up to $325 million one-year bridge credit facility (the "Bridge Facility"). To the extent that the Bridge Facility is not repaid within one year from the initial borrowing thereunder, the Bridge Facility will convert into a term loan maturing eight years after the initial borrowing under the Bridge Facility.

        All amounts owing under the Revolving Credit Facility will be secured by a first priority perfected security interest in all receivables, inventory, precious metals, deposit accounts and other current assets of BMCA and its domestic subsidiaries and all proceeds thereof (the "Revolving Facility Collateral"). All amounts owing under the Term Loan Facility will be secured by (i) a first priority perfected security interest in substantially all of the assets and properties of BMCA and its domestic subsidiaries, other than the Revolving Facility Collateral (the "Term Facility Collateral"), and (ii) a second priority perfected security interest in the Revolving Facility Collateral. All amounts owing under the Bridge Facility will be secured by a second priority perfected security interest in the Term Facility Collateral and a third priority perfected security interest in the Revolving Facility Collateral. The Term Facility Collateral will secure equally and ratably our senior notes due 2014 and any senior notes due 2007 and 2008 not acquired in the tender offer referred to above.

        We have filed a number of documents with the Securities and Exchange Commission related to the proposed acquisition of ElkCorp and our new proposed credit facilities. Those documents describe those transactions in detail, including the various conditions to the consummation of those transactions. We urge you to read those materials for a more complete description of the transactions. The information in this Annual Report on Form 10-K does not give effect to the proposed acquisition of ElkCorp, the tender offer for the senior notes due 2007 and 2008 or the new proposed credit facilities.

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

        On January 5, 2001, our indirect parent, G-I Holdings Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims, which relate to the inhalation of asbestos fiber. G-I Holdings, the successor to GAF Corporation by merger, is a privately-held holding company, and we are its only operating subsidiary. Although we were not included in the bankruptcy filing, the creditors' committee in the G-I Holdings case petitioned to substantively consolidate us with G-I Holdings or cause us to file for bankruptcy protection. Although the petition was denied by the Bankruptcy Court on a preliminary basis, the creditors' committee is still seeking such relief. On July 7, 2004, the Bankruptcy Court entered an order authorizing the creditors' committee to commence an adversary proceeding against us and others challenging, as a fraudulent conveyance, the transactions entered into in connection with our formation in 1994, which we refer to as the 1994 transaction, in which G-I Holdings caused to be transferred to us all of its roofing business and assets and in which we assumed certain liabilities relating to those assets, including a specified amount of asbestos liabilities. The Bankruptcy Court also permitted the creditors' committee (in the name of G-I Holdings) to pursue a claim against holders of our bank and bond debt outstanding in 2000, seeking recovery from them, based on the creditors' committee's theory that the 1994 transaction was a fraudulent conveyance. On July 20, 2004 the creditors' committee appealed certain aspects of the Bankruptcy Court's order (and a June 8, 2004 decision upon which the order was based). G-I Holdings, the holders of our bank and bond debt and BMCA cross-appealed. The District Court entered an order on June 21, 2006 affirming in part and vacating in part the Bankruptcy Court's July 7, 2004 order. Among other things, the District Court vacated that aspect of the Bankruptcy Court's order authorizing the creditors' committee to pursue avoidance claims against us and the holders of our bank and bond debt as of 2000. This issue has been remanded to the Bankruptcy Court for further proceedings consistent with the District Court's opinion. Claimants in the G-I Holdings bankruptcy case may seek to file their asbestos-related bodily injury claims against us or additional claims of the G-I Holdings estate under alternative arguments. In these actions, claimants generally do not specify damages and seek to hold BMCA directly liable for damages as would be established in unspecified future judicial proceedings arising out of asbestos-containing products for which G-I Holdings would be responsible. If we are not successful defending against one or more such claims, we may be forced to file for bankruptcy protection and/or contribute all or a substantial portion of our assets to satisfy the claims of G-I Holdings' creditors. Either of these events, or the substantive consolidation of G-I Holdings and BMCA, would weaken our operations and cause us to divert a material amount of our cash flow to satisfy the asbestos claims of G-I Holdings, and may render us unable to pay interest or principal on our credit obligations, including our 8% Senior Notes due 2007, our 8% Senior Notes due 2008 and our 7 3/4% Senior Notes due 2014. We refer to these notes collectively as the "Senior Notes." See Item 3—"Legal Proceedings."

There will be a change of control if our outstanding common stock is liquidated as a result of our parent company's bankruptcy. If a change of control occurs, we may be unable to satisfy our obligations under our Senior Secured Revolving Credit Facility, our Senior Notes or other debt instruments.

        Even if we are not forced to file for bankruptcy protection, contribute our assets to satisfy the claims of G-I Holdings' creditors or convey our assets to G-I Holdings, the bankruptcy court administering the G-I Holdings case may order the liquidation of the assets of G-I Holdings, which includes all of our outstanding common stock. The transfer of our capital stock could constitute a change of control under our $450 million Senior Secured Revolving Credit Facility, which we refer to as the Senior Secured Revolving Credit Facility, and the indentures governing our Senior Notes. A change of control is an event of default under our Senior Secured Revolving Credit Facility, which would result in the acceleration of all our borrowings thereunder. Any such acceleration would be an event of default under our Senior Notes, pursuant to which payment under our Senior Notes may be accelerated. If a change of control occurs, we may be unable to satisfy our obligations under our Senior Secured Revolving Credit Facility, our Senior Notes or other debt instruments.

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

        We have substantial outstanding debt and, as a result, significant debt service obligations. At December 31, 2006, we had total outstanding consolidated debt of $640.2 million (including $52.8 million of loans payable to our parent corporation). For the year ended December 31, 2006 we had $61.5 million of interest expense. We anticipate funding these obligations principally from our cash on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility. Our substantial outstanding debt has important consequences to our noteholders, including the risk that we may not generate sufficient cash flow from operations to pay principal and interest on our debt, including our Senior Notes, or to invest in our businesses. We may not be able to satisfy our obligations, including those under our Senior Notes, from our cash flow from operations and refinancings. If we cannot, we might be able to raise cash to satisfy our obligations through potential sales of assets or equity. Our ability to do so, however, depends on our results of operations, market conditions, restrictions contained in our Senior Secured Revolving Credit Facility and the indentures relating to our Senior Notes and other factors. If we are unable to refinance debt or raise funds through sales of assets or equity or otherwise, we may be unable to pay principal of and interest on our Senior Notes, potentially causing foreclosure by our creditors on our assets and potentially rendering us unable to continue as a going concern.

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

        In addition, subject to covenants contained in our Senior Secured Revolving Credit Facility and the indentures relating to our Senior Notes, we may incur additional debt in the future. Under the most restrictive debt incurrence covenant of our debt instruments, which is the Senior Secured Revolving Credit Facility, we could incur additional debt of approximately $300.0 million as of December 31, 2006. This does not include any availability under our Senior Secured Revolving Credit Facility, which was $332.0 million at December 31, 2006. To the extent we incur any additional debt, the risks discussed above will be intensified. Moreover, some of the debt we may incur may be secured by first-priority liens in the collateral securing our Senior Notes, which would have priority over the rights of holders of the Senior Notes, with respect to the collateral. In a foreclosure, noteholders will not have access to the collateral until the first priority obligations are fully repaid, and they may therefore lose some or all of their investments.

The value of the collateral securing our Senior Notes may not be sufficient to satisfy our obligations on our Senior Notes, and the collateral securing our Senior Notes may be diluted or reduced under certain circumstances.

        The Senior Notes are secured by second-priority liens on substantially all of the assets of our company and our subsidiaries to the extent and for so long as such assets are used to secure borrowings under our Senior Secured Revolving Credit Facility, including refinancings. Borrowings under our Senior Secured Revolving Credit Facility and certain other obligations to the lenders and their affiliates permitted thereunder are secured by first-priority liens on this collateral. As of December 31, 2006, we and our subsidiaries had $7.8 million of debt outstanding under industrial development revenue bonds, $60.0 million outstanding under our Senior Secured Revolving Credit Facility, $332.0 million of availability under our Senior Secured Revolving Credit Facility and $505.4 million of debt outstanding under our Senior Notes. Those industrial development revenue bonds are secured by letters of credit under our Senior Secured Revolving Credit Facility which are, like other borrowings under our credit facility, secured by first-priority liens on the collateral. Our Senior Notes are secured by second-priority liens on the collateral. The collateral may also secure additional debt to the extent permitted by our Senior Secured Revolving Credit Facility and by the indentures governing our Senior Notes. The value of the collateral may not be sufficient to repay our borrowings under our Senior Secured Revolving Credit Facility and our other secured obligations, including our Senior Notes. All of our outstanding borrowings under our Senior Secured Revolving Credit Facility and any other obligations secured by first-priority liens must be repaid in full before any collateral is available to noteholders. Moreover, the priority with respect to the collateral is shared equally by noteholders of all of our outstanding Senior Notes and any other senior debt that is secured by second-priority liens on the collateral. In addition, other parties may hold liens (including statutory liens), whether or not permitted by the indentures governing our Senior Notes, which may entitle them to share in the value of the collateral, and thereby reduce the proceeds available to satisfy the obligations under our Senior Notes.

        As of December 31, 2006, the book value of the collateral securing the Senior Notes was $1,018.7 million. The value of the collateral in the event of liquidation may be less than book value and will depend upon market and economic conditions, the availability of buyers, the quantity of assets being sold and the speed at which they are to be sold, as well as other factors. By their nature, portions of the collateral may be non-liquid and may have no readily ascertainable market value. In addition, a significant portion of the collateral includes assets that may only be usable, and thus retain value, as part of our operating business. Accordingly, any such sale of the collateral separate from the sale of certain operating businesses may not be feasible or of significant value.

The collateral securing our Senior Notes may be subject to the exclusive control of the lenders under our Senior Secured Revolving Credit Facility, and the value of such collateral may therefore not be available to our noteholders.

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

        At any time our Senior Secured Revolving Credit Facility is outstanding, our senior lenders generally have the exclusive right to exercise rights and remedies against the collateral, including the ability to direct the commencement of enforcement proceedings. As a result, if there were an event of default under the Senior Notes, the lenders under our Senior Secured Revolving Credit Facility could decide not to foreclose on the collateral, regardless of whether or not there is a default under the new credit facilities. In such an event, the only remedy available to the holders of the Senior Notes would be to sue for payment on the Senior Notes and the subsidiary guarantees. The interests of our senior lenders and other creditors with first-priority liens on the collateral may differ from our noteholders, and they will have no control over the collateral following an event of default on the Senior Notes.

Our creditors' ability to foreclose upon and sell the collateral is limited by applicable bankruptcy laws and the value of such collateral may therefore not be available to our noteholders.

        If a bankruptcy petition were filed by or against us, the ability of the collateral agent to exercise remedies against the collateral would be automatically stayed pending bankruptcy court approval. The United States Bankruptcy Code permits a debtor to use collateral even though the debtor is in default under applicable debt instruments, provided that the secured creditor is given "adequate protection." The meaning of the term "adequate protection" may vary according to the circumstances, but it is intended in general to protect the value of the secured creditor's interest in collateral. In view of the lack of a precise definition of the term "adequate protection" and the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments with respect to our Senior Notes could be delayed following commencement of a bankruptcy case, whether or when the collateral agent could repossess or dispose of the collateral for the benefit of the secured creditors, or whether and to what extent the holders of the Senior Notes would receive any value for the Senior Notes.

Our parent corporations are dependent upon our cash flow to satisfy their obligations, including asbestos-related and tax liabilities, and they could cause us to make distributions to them that would reduce our liquidity or result in a change of control.

        G-I Holdings and BMCA Holdings Corporation, our parent corporations, are dependent upon the cash flow of our company and their other subsidiaries in order to satisfy their obligations, including asbestos-related claims and tax liabilities. In order to satisfy those obligations, those corporations might take various actions that would reduce our liquidity, including causing us to make distributions to our stockholders by means of dividends or otherwise or causing us to make loans to them. Although our Senior Secured Revolving Credit Facility and the indentures relating to our Senior Notes restrict our ability to pay dividends or make distributions or loans to our parent corporations, there are a number of exceptions to such restrictions. Our parent corporations might also cause BMCA Holdings Corporation to sell our common stock, resulting in a change of control. Their creditors could also seek to cause our parent corporations to sell our common stock or take similar action in order to satisfy liabilities owed to them. The only significant asset of our parent corporations is the stock of our company.

We are severally liable for federal income tax liabilities of the G-I Holdings consolidated group.

        On September 15, 1997, a predecessor of G-I Holdings Inc. received a tax deficiency notice in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in other years) in connection with the formation in 1990 of Rhône Poulenc Surfactants and Specialties, L.P., or the surfactants partnership, a partnership in which GAF Fiberglass Corporation, another predecessor to G-I Holdings Inc., held an interest. This notice could result in G-I Holdings incurring liabilities significantly in excess of its deferred tax liability. If G-I Holdings is unsuccessful in challenging its tax deficiency notice and is unable to satisfy its tax obligations, it might take the various actions described in the paragraph above. In addition, as a member of the G-I Holdings Inc. consolidated group for federal income tax purposes, we are severally liable for the portion of any tax deficiency that is attributable to those taxable years of the G-I Holdings Inc. consolidated group of which we are a member. G-I Holdings Inc. may not prevail in the surfactants partnership matter. See Item 3—"Legal Proceedings—Tax Claim Against G-I Holdings" and Item 13—"Certain Relationships and Related Transactions—Tax Sharing Agreement."

Federal and state statutes allow courts, under specific circumstances, to void the subsidiary guarantees and the second-priority liens securing the subsidiary guarantees.

        Our creditors or the creditors of the subsidiary guarantors could challenge the subsidiary guarantees and the liens granted by our subsidiaries securing the Senior Notes as fraudulent conveyances or on other grounds. Also, the creditors of our parent corporation, which could include the previously mentioned asbestos claimants under certain circumstances, could challenge the liens granted by our subsidiaries securing the subsidiary guarantees as fraudulent conveyances, preferences or on other grounds. See Item 3—"Legal Proceedings." The delivery of the subsidiary guarantees and the grant of the second-priority liens securing the Senior Notes and the subsidiary guarantees could be found to be a fraudulent transfer and declared void if a court determines that: (1) the subsidiary guarantee was delivered or the lien was granted with the intent to hinder, delay or defraud the subsidiary guarantor's existing or future creditors, (2) the subsidiary guarantor did not receive fair consideration for the delivery of the guarantee or the incurrence of the lien or (3) the subsidiary guarantor was insolvent at the time it delivered the subsidiary guarantee or granted the lien or was rendered insolvent by such delivery or grant.

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

        If a court declares the security interests in respect of the Senior Notes to be void, any claim asserted against us for amounts payable on the Senior Notes would be unsecured. If a court declares either the subsidiary guarantees or the security interests in respect thereof to be void, or if the subsidiary guarantees must be limited or voided in accordance with their terms, any claim that noteholders make against the subsidiary guarantors for amounts payable on the subsidiary guarantees would be unsecured or subordinated to the debt and other liabilities of our subsidiary guarantors, including trade payables.

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

  •
  sell certain assets;

  •
  issue guarantees; and

  •
  merge or consolidate with, or sell all or substantially all of our assets to, an unaffiliated third party.

        Our Senior Secured Revolving Credit Facility also limits the amount of capital expenditures we may make and requires us to maintain a certain financial ratio. Complying with these restrictive covenants and the financial ratio, as well as those that may be contained in any future debt agreements, may impair our ability to finance our future operations or capital needs or to take advantage of other favorable business opportunities. They may also limit our ability to pay interest or principal on our Senior Notes. Our ability to comply with these restrictive covenants and the financial ratio will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with any of these covenants or restrictions when they apply will result in a default under the particular debt instrument, which could permit acceleration of the debt under the instrument and the acceleration of debt under our other debt instruments. If we default on our covenants, and our debt is thereafter accelerated, we may not have sufficient funds available to make the required payments under our debt.

Risks Related to our Business

Changes in economic conditions may adversely affect our results of operations.

        Our business can be affected by certain economic conditions. While our net sales are predominantly derived from re-roofing, a prolonged housing downturn could have an impact on our results of operations. A slow down in the demand for asphalt roofing products arising from general economic conditions could result in a decreased demand for our products, adverse pricing and a reduction in our plant capacity utilization.

Increased raw material, energy costs and transportation costs or shortages of raw materials could reduce our profitability.

        Our business relies on the availability of reasonably priced raw materials that are used in the production of our products. The availability and prices of these materials may be influenced by a number of different factors, many of which are not within our control. Shortages of and price increases for certain of these materials, including asphalt, some of which are directly correlated to increases in the price of crude oil, have occurred from time to time and may occur in the future. Any significant price increases for our raw materials or increases in energy costs or transportation costs would reduce our margins to the extent we are unable to pass such price increases on to our customers. Any significant changes in our suppliers of raw materials could involve delays and costs that could significantly harm our business, financial condition and results of operations. See Item 1 "Business—Raw Materials."

We face significant competition in the markets we serve.

        The roofing products industry is highly competitive in most product categories and geographic regions. Some of our competitors are companies or divisions or operating units of companies that have greater financial and other resources than we do. Competition is based largely upon products and service quality, distribution capability and price. We compete for retail and wholesale business with both large national manufacturers and smaller regional producers. In certain circumstances, due primarily to factors such as freight rates and customer preference for local brands, manufacturers with better access to certain geographic markets may have a competitive advantage in such markets. In addition, should the roofing products industry experience a prolonged period of excess capacity, it could result in downward pricing pressure and intensified competition. Given these factors, we may not be able to continue to compete successfully against existing or new competitors. Any such failure could dramatically reduce our cash flows and adversely affect our results of operations and financial condition. See Item 1—"Business—Competition."

The loss of one or two large customers could weaken our business and results of operations.

        During 2006, sales to The Home Depot and American Builders & Contractors Supply Company each represented more than 10% of our overall net sales. If we lose either or both of these customers or other significant customers, or experience extended delays or cancellations of significant volume or a significant decline in the level of purchases from either or both of them or other significant customers, our net income could decline and our business, financial condition and results of operations could be significantly harmed.

Variations in extreme weather conditions can increase or decrease demand for our products and could have a significant affect on our results of operations.

        Our sales are generally seasonal in nature with our peak season in demand coming between June and November. Variations in extreme weather conditions, such as snow, hail, ice storms, hurricanes and tornadoes, or the lack thereof, may increase or decrease the demand for our products and may significantly impact our business, financial condition and results of operations.

Higher interest rates could affect our borrowing costs.

        We anticipate relying on our cash and cash equivalents on hand and our Senior Secured Revolving Credit Facility to support our overall cash flow requirements. Higher interest rates would affect our Senior Secured Revolving Credit Facility and adversely impact our borrowing costs.

Increases in labor union organizing activity and work stoppages at our facilities or the facilities of our suppliers could weaken our financial performance.

        Our financial performance is affected by the availability of qualified manufacturing personnel. At December 31, 2006, approximately 32% of our employees were represented by fourteen labor unions. Our business, financial condition and results of operations could suffer if a strike or other type of conflict with personnel arises or if we become the subject of union organizing activity. Furthermore, some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

We are dependent on certain key personnel, the loss of whom could weaken our financial performance and prospects.

        Our continued success depends to a large extent upon the continued services of our senior management and certain key employees. Our senior executive management team has significant company and industry experience. The senior operating team has an aggregate of approximately 75 years of work experience with BMCA and has an extensive knowledge of our company, customers, competitors and the industry. This team has been instrumental in developing a successful business strategy and achieving the recent improvements in our operating and financial performance. Members of our senior management may not continue in their current positions. The loss of the services of any of these individuals could result in reduced revenues and could weaken our financial performance and results of operations.

Environmental laws and regulations could subject us to significant future liabilities.

        Our manufacturing facilities are subject to extensive and changing federal, state and local environmental laws and regulations. These laws and regulations pertain to air and water emissions or discharges into the environment, the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act and similar state laws. In those proceedings and lawsuits, recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed. A number of those are in the early stages or have been dormant for protracted periods. See Item 3—"Legal Proceedings—Environmental Litigation." We believe that our manufacturing facilities comply in all material respects with applicable laws and regulations. The discovery of presently unknown environmental conditions, changes in scope or enforcement of environmental laws and regulations or their interpretation, or other unanticipated events may give rise to expenditures or liabilities that may weaken our business, financial condition or results of operations. See Item 3—"Legal Proceedings—Environmental Litigation."

Our controlling stockholder has the ability to elect our entire Board of Directors and can control the outcome of any matter submitted to our stockholders.

        We are an indirect subsidiary of G-I Holdings, which is 99% beneficially owned (as defined in Rule 13d-3 of the Securities Exchange Act of 1934) by Samuel J. Heyman. Mr. Heyman is a director of G-I Holdings and was our Acting Chief Executive Officer from October 2005 through April 2006. Accordingly, Mr. Heyman has the ability to elect our entire Board of Directors and to determine the outcome of any other matter submitted to our stockholders for approval, including, subject to the terms of the indentures relating to the Senior Notes, mergers, consolidations and the sale of all, or substantially all, of our assets. Mr. Heyman may exercise his control over us according to interests that are different from the interests of our noteholders. See Item 12—"Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2. Properties.

        Our corporate headquarters and principal research and development laboratories are located at a 100-acre campus-like office and research park owned by a subsidiary of International Specialty Products, Inc., at 1361 Alps Road, Wayne, New Jersey 07470. We occupy our headquarters pursuant to our management agreement with ISP. See Item 13—"Certain Relationships and Related Transactions—Management Agreement."

        We own or lease the principal real properties described below. Unless otherwise indicated, the properties are owned in fee. In addition to the principal facilities listed below, we maintain sales offices and warehouses, substantially all of which are in leased premises under relatively short-term leases.

Location	Facility
Alabama
Mobile	Plant, Warehouse*
California
Fontana	Plant, Regional Sales Office
Hollister	Plant, Plant*
Ontario	Warehouse*
Shafter	Plant, Warehouse*
Stockton	Plant, Plant, Warehouses*
Florida
Tampa	Plant, Regional Sales Office*
Georgia
Cumming	Plant
Savannah	Plant
Indiana
Evansville	Warehouse*
Mount Vernon	Plant, Plant
Michigan City	Plant, Warehouse*
Illinois
Romeoville	Regional Sales Office*
Maryland
Baltimore	Plant, Warehouses*, Warehouse
Massachusetts
Millis	Plant, Warehouse*
Walpole	Plant*, Research Center*
Minnesota
Lakeville	Warehouse*
Minneapolis	Plant, Warehouse*, Warehouse

New Jersey
Bridgewater	Warehouse*, Regional Sales Office*
North Branch	Plant
Swedesboro	Regional Sales Office*
Wayne	Headquarters*, Corporate Administrative Offices*, Research Center*
North Carolina
Burgaw	Plant
Goldsboro	Plant, Warehouses*
Ohio
Wadsworth	Plant*
Pennsylvania
Erie	Plant, Warehouses*
Quakertown	Plant
Wind Gap	Plant
South Carolina
Chester	Plant, Research Center
Tennessee
Nashville	Plant, Quality Control Center*
Texas
Addison	Regional Sales Office*
Dallas	Plant, Warehouses*, Warehouse
Gainesville	Plant
Port Arthur	Customer Service Center

*
Leased Property

        In addition to the foregoing list, we have two manufacturing facilities in Port Arthur, Texas and Albuquerque, New Mexico that are currently closed, and we announced in January 2007, that the Erie, Pennsylvania and one of our two Stockton, California manufacturing facilities will close in 2007. We believe that our plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Due to the seasonality of our business, our production facilities generally run at full capacity during the months necessary to meet our peak seasonal operating demands. Each plant has adequate transportation facilities for both raw materials and finished products. In 2006, we made capital expenditures and an acquisition of a manufacturing facility aggregating to approximately $87.5 million relating to property, plant and equipment.

Item 3. Legal Proceedings.

        Asbestos Bodily Injury Claims.    In connection with our formation, we contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of our indirect parent, G-I Holdings. As of March 30, 1997, we had paid all of our assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. Most Asbestos Claims do not specify the amount of damages sought. This Chapter 11 proceeding remains pending.

        Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the Bankruptcy Court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of our common stock. Such action could result in a change of control of our company. In addition, those creditors may attempt to assert Asbestos Claims against our company. (Approximately 1,900 Asbestos Claims were filed against us prior to February 2, 2001.) We believe that we will not sustain any liability in connection with these or any other Asbestos Claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against us. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the Bankruptcy Court converted the temporary restraints into a preliminary injunction prohibiting the bringing or prosecution of any such Asbestos Claim against us.

        On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). One of the parties to this matter, the Official Committee of Asbestos Claimants (the "creditors' committee"), subsequently filed a counterclaim against us seeking a declaration that BMCA has successor liability for Asbestos Claims against G-I Holdings and that it is the alter ego of G-I Holdings. On May 13, 2003, the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will therefore be heard by the District Court. In terms of scheduling, the District Court judge presiding over this matter has not set a trial date. We believe we will prevail on our claim for a declaratory judgement. However, it is not possible to predict the outcome of this litigation, or, if it does not prevail, the outcome of any subsequent litigation regarding the continuation of the preliminary injuction and/or prosecution of Asbestos Claims against us.

        Actions Relating to G-I Holdings' Bankruptcy.    On or about February 8, 2001, the creditors' committee filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and us. The complaint requests substantive consolidation of BMCA with G-I Holdings or an order directing G-I Holdings to cause BMCA to file for bankruptcy protection. We and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the Bankruptcy Court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the Bankruptcy Court denied the motion. The creditors' committee appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003. The creditors' committee appealed the denial to the Third Circuit Court of Appeals, which denied the appeal on September 24, 2004. The creditors' committee filed a petition with the Third Circuit Court of Appeals for a rehearing of its denial of the creditors' committee's appeal, which was denied by the Court of Appeals on October 26, 2004.

        On July 7, 2004, the Bankruptcy Court entered an order authorizing the creditors' committee to commence an adversary proceeding against us and others challenging, as a fraudulent conveyance, certain transactions entered into in connection with our formation in 1994, in which G-I Holdings caused to be transferred to our company all of its roofing business and assets and in which we assumed certain liabilities relating to those assets, including a specified amount of asbestos liabilities (the "1994 transaction"). The Bankruptcy Court also permitted the creditors' committee to pursue a claim against holders of our bank and bond debt outstanding in 2000, seeking recovery from them, based on the creditors' committee's theory that the 1994 transaction was a fraudulent conveyance. On July 20, 2004, the creditors' committee appealed certain aspects of the Bankruptcy Court's order (and a June 8, 2004 decision upon which the order was based). G-I Holdings, the holders of our bank and bond debt and BMCA cross-appealed. The District Court entered an order on June 21, 2006 affirming in part and vacating in part the Bankruptcy Court's July 7, 2004 order. Among other things, the District Court vacated that aspect of the Bankruptcy Court's order authorizing the creditors' committee to pursue avoidance claims against us and the holders of our bank and bond debt as of 2000. This issue has been remanded to the Bankruptcy Court for further proceedings consistent with the District Court's opinion. We believe the creditors' committee's avoidance claims are without merit and that the Bankruptcy Court should not permit the committee to pursue such claims against us and the holders of our bank and bond debt as of 2000.

        If we are not successful in defending against one or more of these claims, we may be forced to file for bankruptcy protection and/or contribute all or a substantial portion of our assets to satisfy the claims of G-I Holdings' creditors. Either of these events, or the substantive consolidation of G-I Holdings and us, would weaken our operations and cause us to divert a material amount of our cash flow to satisfy the asbestos claims of G-I Holdings, and may render us unable to pay interest or principal on our credit obligations.

        Asbestos-in-Building Claims.    G-I Holdings has also been named as a co-defendant in asbestos-in-buildings cases for economic and property damage or other injuries based upon an alleged present or future need to remove asbestos-containing materials from public and private buildings. We refer to the asbestos-in-building claims as the "Building Claims." Most Building Claims do not seek to recover an amount of specific damages. Since these actions were first initiated approximately 20 years ago, G-I Holdings has not only successfully disposed of approximately 145 of these cases, but is a co-defendant in only three remaining lawsuits, one of which has been dormant. These actions have been stayed as to G-I Holdings pursuant to the G-I Holdings' bankruptcy case. No new Building Claims were filed in 2006. We have not assumed any liabilities with respect to Building Claims, and believe we will not sustain any liability in connection with such claims.

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

        In connection with our formation, we contractually assumed all environmental liabilities of G-I Holdings relating to existing plant sites and our business as then conducted. The estimates referred to below reflect those environmental liabilities assumed by us and our other environmental liabilities. The environmental liabilities of G-I Holdings that we did not assume relate primarily to closed manufacturing facilities. G-I Holdings estimates that, as of December 31, 2006, its liability in respect of the environmental liabilities of G-I Holdings not assumed by us was approximately $12.0 million, not accounting for any possible reduction of liability as a result of the G-I Holdings' bankruptcy, before insurance recoveries reflected on its balance sheet of $7.6 million. We estimate our liability as of December 31, 2006, in respect of assumed and other environmental liabilities is $1.1 million, and expect insurance recoveries, as discussed below, of $1.7 million. Insurance recoveries reflected on these balance sheets relate to both past expenses and estimated future liabilities. We refer to these recoveries below as "estimated recoveries."

        At most sites, we anticipate that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. Although it is difficult to predict the ultimate resolution of these claims, based on our evaluation of the financial responsibility of the parties involved and their insurers, relevant legal issues and cost sharing arrangements now in place, we estimate that our liability in respect of all Environmental Claims, including certain environmental compliance expenses, will be as discussed above. While we cannot predict whether adverse decisions or events can occur in the future, we believe that the ultimate disposition of such matters will not have a material adverse effect on the liquidity, results of operations, cash flows or financial position. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability. For information relating to other environmental compliance expenses, see Item 1, "Business—Environmental Compliance."

        After considering the relevant legal issues and other pertinent factors, we believe that it is probable that we will receive the estimated recoveries, although our insurers have not affirmed a legal obligation under the policies to provide indemnity for those claims.

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

Tax Claim Against G-I Holdings

        On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service or the IRS, of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhône-Poulenc Surfactants and Specialties, L.P., or the surfactants partnership, a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings' bankruptcy. If such proof of claim is sustained, we and/or certain of our subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for a portion of those taxes and interest. G-I Holdings has filed an objection to the proof of claim, which is the subject of an adversary proceeding pending in the United States District Court for the District of New Jersey. By opinion and order dated September 8, 2006, the District Court ruled on the parties' respective motions for Partial Summary Judgment, granting the government summary judgment on the issue of "adequate disclosure" for statute of limitations purposes and denying G-I Holdings summary judgment on its other statute of limitations defense (finding material issues of fact that must be tried). On September 22, 2006, G-I Holdings moved for reconsideration of that portion of the District Court's decision granting the government summary judgment on the "adequate disclosure" issue. This motion is still pending. G-I Holdings has advised us that it believes that it will prevail in this tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. We believe that the ultimate disposition of this matter will not have a material adverse effect on our business, financial position or results of operations. However, if the IRS were to prevail for the years in which we and/or certain of our subsidiaries were part of the G-I Holdings Group, we would be severally liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        All of our outstanding shares of Class A common stock are owned by BMCA Holdings Corporation, or BHC. Accordingly, there is no public trading market for our common stock.

        In 2006, 2005 and 2004, we declared and paid cash dividends of $15.0 million each year to our parent corporation. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 to our consolidated financial statements included in this annual report on Form 10-K for information regarding restrictions on the payment of dividends. Any decision to pay dividends, and the timing and amount thereof, is dependent upon, among other things, our results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by our Board of Directors.

Item 6. Selected Financial Data.

        See page F-22.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        See page F-2.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition—Market-Sensitive Instruments and Risk Management" on page F-21.

Item 8. Financial Statements and Supplementary Data.

        See Index on page F-1 and Financial Statements and Supplementary Data on pages F-2 to F-74.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A. Controls and Procedures.

        Disclosure Controls and Procedures:    Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

        Internal Control Over Financial Reporting:    There were no significant changes in our internal control over financial reporting identified in management's evaluation during the fourth quarter of fiscal year 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers of the Registrant

        The following are the name, age and respective positions of our directors and executive officers as of February 15, 2007.

Name	Age	Position
Robert B. Tafaro	56	Chief Executive Officer, President and Director
John F. Rebele	51	Senior Vice President, Chief Financial Officer, Chief Administrative Officer and Director
David A. Harrison	50	Chief Marketing Officer and Director
Kenneth E. Walton	50	Senior Vice President—Operations and Director
Charles M. Gruber	48	Vice President—Supply Chain
Douglas Greeff	49	Senior Vice President

        Set forth below is a description of the backgrounds, including business experience over the past five years, for each of our directors and executive officers. There are no family relationships that exist between any of our directors or executive officers. Under our bylaws, our officers are elected by the Board of Directors and hold office until their respective successors are duly elected and qualified. As used in this section, "ISP" refers to International Specialty Products, Inc. and its subsidiaries.

        Robert B. Tafaro—Mr. Tafaro has been President and Chief Executive Officer of BMCA and some of our subsidiaries since April 2006. He previously held the position of Chief Operating Officer of BMCA and some of our subsidiaries from October 2005 to April 2006 and he was Executive Vice President, Roofing Systems of BMCA and some of our subsidiaries from February 2005 to April 2006. He was also Senior Vice President and General Manager—Roofing Systems Sales of BMCA and some of our subsidiaries from October 2003 to February 2005 and he held the position of Senior Vice President and General Manager—Residential Systems of BMCA and some of our subsidiaries from July 2000 to October 2003. Mr. Tafaro has also been director of BMCA and some of our subsidiaries for more than five years.

        John F. Rebele—Mr. Rebele has been Chief Administrative Officer since April 2005 and Senior Vice President and Chief Financial Officer of BMCA and some of our subsidiaries for more than five years. Mr. Rebele has been a director of BMCA and of BMCA's subsidiaries for more than five years.

        David A. Harrison—Mr. Harrison has been Chief Marketing Officer of BMCA and some of our subsidiaries since December 2006. Prior to that from July 2000 through December 2006, he held the position of Senior Vice President-Marketing, Contractor Services and Corporate Development of BMCA and some of our subsidiaries. He has also served as President of GAF Materials Corporation (Canada) for more than five years. Mr. Harrison has been a director of BMCA and some of our subsidiaries for more than five years.

        Kenneth E. Walton—Mr. Walton has been Senior Vice President-Operations of BMCA and some of our subsidiaries for more than five years. He also has been a director of BMCA and some of our subsidiaries for more than five years.

        Charles M. Gruber—Mr. Gruber is currently the Vice President, Supply Chain for the Company, a position he has held since August 2006. Prior to that, he worked for the Company as Vice President,

Procurement, a position that he held since he joined the Company in October 2004. Before working for the Company, Mr. Gruber worked for Elemica, Inc., where he held the positions of Senior Vice President, Global Supply Chain and Logistics from August 2002 through August 2004, and Vice President, Global Sales and Marketing from September 2000 through August 2002.

        Douglas H. Greeff—Mr. Greeff joined ISP on December 29, 2006 and was also appointed to the position of Senior Vice President of the Company on December 29, 2006. Mr. Greeff was previously employed by Revlon, Inc., where he held the position of Executive Vice President—Strategic Finance of Revlon, Inc. and Revlon Consumer Products Corporation from August 2003 until February 2005. He also served as Executive Vice President and Chief Financial Officer of Revlon, Inc. and Revlon Consumer Products Corporation from May 2000 until August 2003.

        William W. Collins, who served as President and Chief Executive Officer of BMCA from September 2000 to April 2006, retired on April 27, 2006. Mr. Collins continues to serve as a consultant to BMCA pursuant to a consulting agreement which was entered into on May 15, 2006 and expires on May 14, 2008. Susan B. Yoss, who served as Senior Vice-President of BMCA for more than five years, resigned effective January 15, 2007.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Compensation Philosophy

        The primary goal of the Company with respect to executive compensation is to attract, retain and motivate the most qualified and dedicated executives, who possess the high-quality skills and talent required for the success of the business, to tie annual and long-term incentive compensation to achievement of certain performance objectives for the individual executives and for the Company, and to encourage executive performance that contributes to the long-term growth of Company. For this reason, the Company has formed an internal compensation committee comprised of the Chief Financial Officer, the Chief Executive Officer and the Vice President of Human Resources. Since we are not a publicly held company, we are not required to form a compensation committee comprised of independent directors, as required by applicable laws and regulations, including the Sarbanes-Oxley Act, and applicable listing requirements.

        To achieve the Company's executive compensation objectives, the compensation committee implements and maintains compensation plans and policies that ensure that executive compensation is fair, reasonable and competitive, and that reward executives' contributions to the overall short and long-term growth of the Company. We use short-term compensation (base salaries and annual cash bonuses) and long-term incentive compensation in the form of incentive units to achieve our goal of driving long-term growth in book value per share. The Company's compensation policy links each executive's earnings opportunity with the Company's short and long-term performance. To maintain this link, the committee bases performance on the achievement of pre-determined financial targets and operational goals measured by metrics such as operating income and growth, as well as each executive's individual contributions.

        The Company maintains two compensation plans—the 2001 Long Term Incentive Plan and the Executive Incentive Compensation Plan. The compensation committee meets at least once each year with respect to distributions and grants under each of these plans. The compensation committee also meets annually to review and approve a compensation budget, including any changes in executive salaries.

Setting Executive Compensation

        In setting compensation, the compensation committee evaluates individual executive performance with the goal of setting compensation at levels they believe are comparable with executives in other companies of similar size, with similar revenues and in similar industries, while taking into account our relative performance and our own strategic goals. The compensation committee conducts an annual benchmark review of the aggregate level of our executive compensation as well as the mix of elements used to compensate our executive officers, including base salary, bonus, total cash compensation and long-term compensation. The compensation committee reviews several executive compensation surveys that compare the amounts paid to executives in 12 to 14 peer companies. The compensation committee looks at companies of comparable size for purposes of benchmarking. The various survey results are then compared, and the compensation committee benchmarks our executive compensation against the median updated compensation paid by the aforementioned groups of companies. Once the committee has completed its benchmark review, it outlines its findings regarding current market pricing for executive salaries and these findings are used as a basis for recommending salary adjustments, bonuses and incentive plan grants. The Company used Buck Consultants in 2006 to assist with its benchmark process. The committee does not have a pre-established policy or target for allocating among salary, cash bonuses and long-term incentive compensation. The proper compensation mix is determined based on the performance of the Company and of the individual executive, as compared to goals that were established at the beginning of the year for which incentive compensation is to be paid.

Elements of Compensation

        For the fiscal year ended December 31, 2006, the Company's compensation components for the named executive officers included the following elements:

  •
  Base salary;

  •
  Annual bonus (EIC);

  •
  Long-term incentive compensation;

  •
  Post-Termination Compensation; and

  •
  Perquisites and other personal benefits.

Base Salary

        The Company pays base salaries to its named executive officers and all other employees to compensate them for their services during the fiscal year. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at companies of similar size, with similar revenues and in similar industries, in line with our compensation philosophy. Base salaries are reviewed annually, and may be adjusted from time to time to reflect changes in market levels after taking into account the individual responsibilities, performance and experience of each executive as compared with executives in similar positions with similar responsibilities in the peer group.

Annual Bonus (EIC)

        The compensation committee may award discretionary annual bonuses to the named executive officers and to other employees, which amounts are usually paid under the Executive Incentive Compensation Plan, with limited exceptions. The annual incentive bonuses are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. The Executive Incentive Compensation Plan is an annual cash incentive plan that is overseen by the compensation committee. When the compensation committee decides to award a bonus, they determine the pool of eligible employees and the amount that those employees will be eligible to receive under the plan. The plan includes various incentive levels based on the participant's accountability and impact on Company operations, and target award opportunities are established as a percentage of base salary, ranging from 20% of base salary to 45% of base salary for the Company's named executive officers. In addition, discretionary bonus amounts may be paid to named executives based on individual performance under the Executive Incentive Compensation Plan.

        Each year, the compensation committee sets minimum, target and maximum levels for corporate and individual performance goals, and payment of awards is based upon the achievement of those goals for that year. Upon completion of the fiscal year, the compensation committee assesses the performance of the Company and the individual with respect to those goals, and an overall percentage amount for the corporate financial goals is calculated. The annual bonus is paid in cash and is ordinarily paid in a single installment in the February following the completion of a given fiscal year.

        For the fiscal year ended December 31, 2005, each of the named executive officers received the following payments in February 2006 under the Executive Incentive Compensation Plan:

Executive Name	2005 EIC Award
Samuel J. Heyman	$—
William W. Collins	$775,000
Robert B. Tafaro	$500,000
John F. Rebele	$300,000
David A. Harrison	$200,000
Kenneth E. Walton	$165,000
Charles M. Gruber	$80,000

        Awards made to named executive officers under the Executive Incentive Compensation Plan in February 2007 for performance in 2006 are reflected in the Bonus column of the Summary Compensation Table on page 30.

Long-Term Incentive Compensation

        We employ two forms of equity incentives: restricted stock and incentive units. These incentives foster the long-term perspective necessary for the continued success in our business.

  Restricted Stock

        On January 1, 1996, the Company established the BMCA Preferred Stock Option Plan (the "1996 Plan") to issue options to certain employees to purchase shares of redeemable convertible preferred stock ("Preferred Stock") of the Company, exercisable at a price of $100 per share. Each share of Preferred Stock was convertible, at the holder's option, into shares of common stock of the Company at a formula price based on the Company's Book Value as of the date of grant. The options vested rateably over five years and expired after nine years. Dividends would accrue on the Preferred Stock from the date of issuance at the rate of 6% per annum. The Preferred Stock was redeemable, at the Company's option, for a redemption price equal to $100 per share plus accrued and unpaid dividends. The Preferred Stock, and common stock issuable upon conversion of Preferred Stock into common stock, was subject to repurchase by the Company under certain circumstances, at a price equal to current Book Value (as defined in the option agreement). The exercise price of the options to purchase Preferred Stock was equal to the estimated fair value per share of the Preferred Stock at the date of grant. As of December 31, 2006, options to purchase 400,000 shares of Preferred Stock remained available under the 1996 Plan. No options were granted in 2006, 2005 and 2004 and there are no outstanding options as of February 15, 2007.

  Incentive Units

        Effective December 31, 2000, the Company adopted the 2001 Long-Term Incentive Plan, which allowed employees participating in the 1996 Plan to also participate in the 2001 Long-Term Incentive Plan. During 2001, all employees exchanged their Preferred Stock options for incentive plan units effective as of December 31, 2000. The 2001 Long-Term Incentive Plan provides long-term compensation to employees and key management personnel based on the Company's book value. Our 2001 Long-Term Incentive Plan authorizes the compensation committee to grant Incentive Units ("Incentive Units") to eligible employees. The number of Incentive Units granted is determined by the compensation committee in its discretion, and the determination of that number is based on the performance of the individual, the performance of the Company, and the individual's contribution to the long-term growth of the Company. Generally, Incentive Units vest cumulatively, in 20% increments over five years, except that Incentive Units granted in exchange for Preferred Stock options retain the vested status and vesting schedule of the options exchanged. The compensation committee may, in its sole discretion, however, grant Incentive Units with any vesting schedule, other than that normally provided in the 2001 Long-Term Incentive Plan. Vesting will end upon an employee's employment with us or any subsidiary for any reason. Incentive Units generally are exercisable for a period of six years from the date of grant. If, after a change in control of BMCA, an employee's employment is terminated by us for any reason other than Good Cause, as a result of death or permanent disability, or by the employee for Good Reason, all Incentive Units will become fully and immediately vested and payable in cash.

        At the end of each fiscal quarter, the value of Incentive Units is calculated based on our book value, as defined, in the plan, at that date less book value as of the date of grant divided by 1,000,010. Upon exercise of an Incentive Unit, a participant receives in cash the excess, if any, of the value of such Incentive Unit as of the relevant valuation date on or, in the event of an exercise between valuation dates, immediately preceding the exercise date, over the initial value of such Incentive Unit, subject to all appropriate withholdings. Accordingly, the dollar value of future payouts is not readily ascertainable.

        In December 2005, the compensation committee exercised its rights to amend the Plan, and extended the term of the Plan through December 2007, which could result in future additional compensation expense.

Post-Termination Compensation

        In order for the Company to attract and retain well-qualified executives and key personnel and to provide certain security to itself and to each executive of continuity of management in the event of a change in control of the Company, in 2001 the Company entered into employment security agreements with certain of our executive officers and key personnel, including Messrs. Tafaro, Rebele, Harrison and Walton.

        The agreements have no expiration date, are supported by irrevocable letters of credit and provide for a single-sum payment consisting of two to three times salary and bonus and related benefits if employment is terminated or a change in employment responsibilities occurs within a thirty-six month period following the change in control event. At December 31, 2006, the aggregate value of the security agreement related to the above named individuals was $4.8 million, which excludes the cost of medical benefits and any amounts due under the 2001 Long-Term Incentive Plan.

        A change-in-control, as defined in the agreements, would occur when (1) the Heyman Group (as described below) ceases to be the beneficial owner, directly or indirectly, of a majority voting power of the voting stock of BMCA, (2) the transfer or sale of a substantial portion of the property of BMCA in any transaction or series of transactions to any entity or entities other than an entity of which the Heyman Group owns at least 80% of such entity's capital stock or beneficial interest or (3) any person or entity, other than the Heyman group, assumes, without the consent of the Heyman Group, management responsibilities for the affairs of G-I Holdings or any subsidiary thereof. The filing of the Chapter 11 case by G-I Holdings did not constitute a change in control but a change in control could occur in the future depending on the outcome of the bankruptcy proceeding. See Item 1A—"Risk Factors."

        Under the agreements, the "Heyman Group:" means (1) Samuel J. Heyman, his heirs, administrators, executors and entities of which a majority of the voting stock is owned by Samuel J. Heyman, his heirs, administrators or executors and (2) any entity controlled, directly or indirectly, by Samuel J. Heyman or his heirs, administrators or executors. Also for purposes of this section "beneficial ownership" shall be determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

Perquisites and Other Personal Benefits

        The Company provides named executive officers with certain perquisites and other personal benefits that the compensation committee believes are reasonable and consistent with the overall compensation philosophy to attract, retain and motivate the most qualified and dedicated employees for key positions. The compensation committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

        The named executive officers are provided use of company automobiles, payment of premiums for life insurance policies and long-term disability insurance policies, Company contributions to the 401(k) plan, and participation in the plans and programs described above. In certain instances and on a case-by-case basis, the Company may reimburse relocation expenses and pay relocation bonuses to executives who are required, due to promotions or reorganizations, to move to another Company location. Additionally, the Company may pay special one-time bonuses to certain executives when their performance far-exceeds any targets or goals set by the compensation committee. Such bonuses are not common and are not paid through any formal compensation plan.

Compensation Committee Report

        The compensation committee, reviewed and discussed the above Compensation Discussion and Analysis ("CD&A") with the Company's management. Based on the review and discussion, the compensation committee recommended to the Company's Board of Directors that the CD&A be included in this Annual Report or Form 10-K.

Robert B. Tafaro
John F. Rebele
Gary Schneid

Summary Compensation Table

        The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by our Former Acting Chief Executive Officer, Former Chief Executive Officer, Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers as of December 31, 2006. The salaries and other compensation of Ms. Yoss and Mr. Greeff for services provided by them to our company are paid by ISP in accordance with a management agreement between ISP and our company. See Note (8) to the table below and Item 13—"Certain Relationships and Related Transactions."

Summary Compensation Table (8)

Name and Principal Position	Year	Salary	Bonus(1)	Option Awards	All Other Compensation	Total
Samuel J. Heyman Former Acting Chief Executive Officer(9)	2006	$—	$—	$—	$—	$—
William W. Collins Former Chief Executive Officer and President(9)	2006	$916	$—	$593,259	$160,556(2)	$754,731
Robert B. Tafaro Chief Executive Officer and President(9)	2006	$450,000	$435,000	$660,108	$36,815(3)	$1,581,923
John F. Rebele Senior Vice President, Chief Financial Officer and Chief Administrative Officer	2006	$315,833	$230,000	$438,325	$37,308(4)	$1,021,466
David A. Harrison Chief Marketing Officer	2006	$290,613	$135,000	$353,270	$26,338(5)	$805,221
Kenneth E. Walton Senior Vice President—Operations	2006	$251,891	$130,000	$446,735	$31,919(6)	$860,545
Charles M. Gruber Vice President—Supply Chain	2006	$233,910	$75,000	$19,967	$29,243(7)	$358,120

(1)
Bonus amounts are payable pursuant to our Executive Incentive Compensation Plan with the exception of Mr. Tafaro and Mr. Collins until his retirement, with respect to their bonus amounts, which are payable pursuant to the executive compensation plan.

(2)
Included in "All Other Compensation" for Mr. Collins are: $150,926 representing fees paid in 2006 by us for consulting services and expenses pursuant to a consulting agreement between Mr. Collins and us, which was entered into on May 15, 2006 and expires on May 14, 2008; $6,767 representing our contribution under the 401(k) plan in 2006; $2,859 representing the amount paid by us for the lease of an automobile in 2006; and $4 for the premiums paid by us for a life insurance policy in 2006. The amounts included in "Option Awards" for Mr. Collins represents the expense incurred in 2006 by us in relation to all outstanding incentive units outstanding under BMCA's 2001 Long-Term Incentive Plan, which we refer to as the Plan. See "Long-Term Incentive Plan."

(3)
Included in "All Other Compensation" for Mr. Tafaro are: $15,900 representing our contribution under the 401(k) plan in 2006; $8,849 representing the amount paid by us for the lease of an automobile in 2006; $10,491 for the premiums paid by us for a life insurance policy in 2006; and $1,575 for the premiums paid by us for a long-term disability policy in 2006. The amount included in "Option Awards" for Mr. Tafaro represents the expense incurred in 2006 by us in relation to all incentive units outstanding under BMCA's 2001 Long-Term Incentive Plan. See "Long-Term Incentive Plan."

(4)
Included in "All Other Compensation" for Mr. Rebele are: $15,900 representing our contribution under the 401(k) plan in 2006; $12,825 representing the amount paid by us for the lease of an automobile in 2006; $7,008 for the premiums paid by us for a life insurance policy in 2006; and $1,575 for the premiums paid by us for a long-term disability policy in 2006. The amount included in "Option Awards" for Mr. Rebele represents the expense incurred in 2006 by us in relation to all incentive units outstanding under BMCA's 2001 Long-Term Incentive Plan. See "Long-Term Incentive Plan."

(5)
Included in "All Other Compensation" for Mr. Harrison are: $15,900 representing our contribution under the 401(k) plan in 2006; $2,405 representing the amount paid by us for the lease of an automobile in 2006; $6,458 for the premiums paid by us for a life insurance policy in 2006; and $1,575 for the premiums paid by us for a long-term disability policy in 2006. The amount included in "Option Awards" for Mr. Harrison represents the expense incurred in 2006 by us in relation to all incentive units outstanding under BMCA's 2001 Long-Term Incentive Plan. See "Long-Term Incentive Plan."

(6)
Included in "All Other Compensation" for Mr. Walton are: $15,900 representing our contribution under the 401(k) plan in 2006; $8,892 representing the amount paid by us for the lease of an automobile in 2006; $5,565 for the premiums paid by us for a life insurance policy in 2006; and $1,562 for the premiums paid by us for a long-term disability policy in 2006. The amount included in "Option Awards" for Mr. Walton represents the expense incurred in 2006 by us in relation to all incentive units outstanding under BMCA's 2001 Long-Term Incentive Plan. See "Long-Term Incentive Plan."

(7)
Included in "All Other Compensation" for Mr. Gruber are: $15,650 representing our contribution under the 401(k) plan in 2006; $8,968 representing the amount paid by us for the lease of an automobile in 2006; $3,169 for the premiums paid by us for a life insurance policy in 2006; and $1,456 for the premiums paid by us for a long-term disability policy in 2006. The amount included in "Option Awards" for Mr. Gruber represents the expense incurred in 2006 by us in relation to all incentive units outstanding under BMCA's 2001 Long-Term Incentive Plan. See "Long-Term Incentive Plan."

(8)
The salary and other compensation of Ms. Yoss are paid by ISP pursuant to our management agreement with ISP. No allocation of compensation for services to us is made pursuant to the management agreement, except that we will reimburse ISP $300,000 for Ms. Yoss for 2006 under the management agreement in respect of a bonus amount earned in connection with services performed by her for us during 2006. In addition, we reimburse ISP, through payment of the management fees payable under the management agreement, for the estimated costs ISP incurs for providing the services of this officer. See Item 13, "Certain Relationships and Related Transactions—Management Agreement." Effective January 15, 2007, Ms. Yoss resigned from her position as Senior Vice-President of BMCA. On December 29, 2006 Douglas Greeff was appointed to the position of Senior Vice-President of BMCA.

(9)
In October 2005, Mr. Collins took a six-month leave of absence, at which time Mr. Heyman assumed the position of Acting Chief Executive Officer. Mr. Heyman did not receive compensation for services rendered as Acting Chief Executive Officer. In April 2006, Mr. Collins announced his retirement, and Mr. Tafaro became Chief Executive Officer and President of BMCA.

Long-Term Incentive Plan

        The following table sets forth information on awards granted to the executive officers named in the Summary Compensation Table above during 2006 under our 2001 Long-Term Incentive Plan.

2006 Grants of Plan—Based Awards(1)

Name	Grant Date	Date of Compensation Committee Action	All Other Option Awards; Number of Securities Underlying Options	Exercise or Base Price of Option Awards(2)(3)
Samuel J. Heyman	—	—	—	—
William W. Collins	—	—	—	—
Robert B. Tafaro	1/06	4/06	5,000	$534.19
John F. Rebele	—	—	—	—
David A. Harrison	—	—	—	—
Kenneth E. Walton	—	—	—	—
Charles M. Gruber	—	—	—	—

(1)
Effective December 31, 2000, we adopted our 2001 Long-Term Incentive Plan. The Plan provides long-term compensation to employees and key management personnel based on BMCA's book value (as defined in the plan). Our 2001 Long-Term Incentive Plan authorizes the grant of incentive units to eligible employees. Our 2001 Long-Term Incentive Plan is administered by a committee appointed by our board of directors. The number of incentive units granted is determined by the committee in its sole discretion. Generally, incentive units vest cumulatively, in 20% increments over five years, except that incentive units granted in exchange for preferred stock options previously granted under the 1996 Plan retain the vested status and vesting schedule of the options exchanged. The committee may, in its sole discretion, however, grant incentive units with any vesting schedule, other than the vesting schedule provided for in the 2001 Long-Term Incentive Plan. Vesting will end upon the termination of an employee's employment with us or any subsidiary for any reason. Incentive units generally are exercisable for a period of six years from the date of grant. If, after a change in control of BMCA, (as defined) an employee's employment is terminated by us for any reason other than Good Cause (as defined), as a result of death or permanent disability, or by the employee for Good Reason (as defined), all incentive units will become fully and immediately vested and payable in cash.

(2)
Set forth under the "Exercise or Base Price of Option Awards" column is the initial value (as defined) per unit at which the respective incentive units were granted. The value of incentive units is determined at the end of each fiscal quarter based on our book value, as defined in the plan at that date less book value as of the date of grant divided by 1,000,010 and is payable in cash upon exercise. Our 2001 Long-Term Incentive Plan was to terminate five years after its effective date of December 2000, unless terminated sooner by the committee; however, in December 2005, the committee exercised its rights to amend the Plan, and extended the term of the Plan through December 2007, which could result in future additional compensation expense.

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

        The following tables set forth detailed information on option awards of our executive officers named in the Summary Compensation Table above during 2006 under our 2001 Long-Term Incentive Plan.

Outstanding Equity Awards at December 31, 2006
Options Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Numbers of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Samuel J. Heyman	—	—	—	—	—
William W. Collins	—	—	—	—	—
Robert B. Tafaro	1,000	—	—	$297.90	1/08
	880	—	220	$323.30	7/08
	—	—	1,700	$300.00	1/07
	440	—	1,760	$478.16	4/11
	1,000	—	4,000	$534.19	1/12
John F. Rebele	800	—	—	$278.73	7/07
	880	—	220	$323.30	7/08
	—	—	1,300	$300.00	1/07
	360	—	1,540	$478.16	4/11
David A. Harrison	425	—	—	$294.40	1/07
	321	—	—	$311.19	7/07
	800	—	—	$278.73	7/07
	880	—	220	$323.30	7/08
	—	—	1,100	$300.00	1/07
	320	—	1,280	$478.16	4/11
Kenneth E. Walton	800	—	—	$278.73	7/07
	880	—	220	$323.30	7/08
	—	—	1,100	$300.00	1/07
	320	—	1,280	$478.16	4/11
Charles M. Gruber	80	—	320	$478.16	4/11

Option Exercises in 2006

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Samuel J. Heyman	—	—
William W. Collins	10,596	$2,996,620
Robert B. Tafaro	3,605	$1,275,047
John F. Rebele	2,491	$885,466
David A. Harrison	746	$214,574
Kenneth E. Walton	3,105	$1,050,827
Charles M. Gruber	—	$—

Employment Security Agreements

        In June 2001, we entered into employment security agreements with certain of our executive officers and key personnel, including Messrs. Tafaro, Rebele, Harrison and Walton, in an effort to retain these individuals as well as provide security to us and the executives and to provide for continuity of management in the event of a change in control. The agreements have no expiration date, are supported by irrevocable letters of credit and provide for a single-sum payment consisting of two to three times salary and bonus and related benefits if employment is terminated or a change in employment responsibilities occurs within a 36 month period following the change in control event, as defined. At December 31, 2006, the aggregate value of the security agreements related to the above named individuals (see Executive Officers of the Registrant) was $4.8 million, which excludes the cost of medical benefits and any amounts due under the 2001 Long-Term Incentive Plan.

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

Compensation Committee Interlocks and Insider Participations

        We do not have a separate compensation committee within the rules prescribed by the Sarbanes-Oxley Act. Compensation policies are established by our internal compensation committee comprised of our Chief Executive Officer, Chief Financial Officer and Vice-President of Human Resources. See Item 13, "Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  Securities Authorized for Issuance Under Equity Compensation Plans

        As of December 31, 2006, options to purchase 400,000 shares of preferred stock remain available for grants under our 1996 Preferred Stock Option Plan.

  Securities Ownership of Certain Beneficial Owners and Management

        As of February 15, 2007, 100% of our outstanding shares of Class A common stock were owned of record by BMCA Holdings Corporation.

        The following table sets forth information with respect to the ownership of our common stock, as of February 15, 2007, by each other person known to us to own beneficially more than 5% of the common stock outstanding on that date and by all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class	Total Voting Power
Class A Common Stock	Samuel J. Heyman	1,015,010	(2)	100.0%	100.0%
	All directors and executive officers as a group (8 persons)	—		—	—

(1)
The business address for Mr. Heyman is 667 Madison Avenue, New York, New York 10021.

(2)
The number of shares shown as being beneficially owned (as defined in Rule 13d-3 of the Exchange Act) by Mr. Heyman attributes ownership of the shares of our common stock owned by BMCA Holdings Corporation, an indirect wholly-owned subsidiary of G Holdings, to Mr. Heyman. As of February 15, 2007, Mr. Heyman beneficially owned (as defined in Rule 13d-3 of the Exchange Act) approximately 99% of the capital stock of G Holdings.

Item 13. Certain Relationships and Related Transactions.

        Although no formal written policy is in place, our Board of Directors is responsible for reviewing and approving the terms and conditions of all significant related party transactions.

Management Agreement

        Pursuant to a management agreement, a subsidiary of ISP (of which Samuel J. Heyman beneficially owns, as defined in Rule 13d-3 of the Exchange Act, approximately 100%), provides some general management, administrative, legal and facilities services to us, including the use of our headquarters in Wayne, New Jersey. We were charged approximately $6.1, $5.8 and $5.6 million in 2006, 2005 and 2004, respectively, for these services under the management agreement, inclusive of the services provided to G-I Holdings. These charges consist of management fees and other reimbursable expenses attributable to us, or incurred by ISP for our benefit. They are based on an estimate of the costs ISP incurs to provide those services. The amount payable to ISP for management fees as of December 31, 2006 and 2005 was $0.4 and $0.4 million, respectively. The management agreement also provides that we are responsible for providing management services to G-I Holdings and some of its subsidiaries and that G-I Holdings pay to us a management fee for these services. The aggregate amount paid by G-I Holdings to us for services rendered under the management agreement in 2006, 2005 and 2004 was $0.9, $0.8 and $0.8 million, respectively. We also allocate a portion of the management fees payable by us under the management agreement as lease payments for the use of our headquarters. Some of our executive officers receive their compensation from ISP. ISP is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the management agreement.

        Due to the unique nature of the services provided under the management agreements, comparisons with third party arrangements are difficult. However, we believe that the terms of the management agreement taken as a whole are no less favorable to us than could be obtained from an unaffiliated third party.

Certain Purchases

        We purchase all of our colored roofing granules and algae-resistant granules requirements under a long-term requirements contract from ISP Minerals. We believe our long-term supply requirements contract with ISP Minerals, taken as a whole, is no less favorable to us than could be obtained from an unaffiliated third party. In 2006, 2005 and 2004, we purchased in the aggregate approximately $102.3, $108.3 and $98.2 million of mineral products from ISP Minerals, respectively.

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

Intercompany Borrowings

        We make loans to, and borrow from, our parent corporations from time to time at rates ranging from 7.3% to 8.3% in 2006. As of December 31, 2006 and 2005, BMCA Holdings Corporation owed us $56.0 and $55.8 million, including interest of $0.8 and $0.6 million, respectively, and we owed BMCA

Holdings Corporation $52.8 and $52.8 million, respectively. Interest income on our loans to BMCA Holdings Corporation amounted to $4.9, $4.0 and $2.9 million in 2006, 2005 and 2004, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $4.7, $3.8 and $2.8 million in 2006, 2005 and 2004, respectively. Loans payable to/receivable from our parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in our Senior Secured Revolving Credit Facility and our Senior Notes. Under the terms of our Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes at December 31, 2006, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions. We also make non-interest bearing advances to affiliates, of which no balance was outstanding at December 31, 2006. In addition, no loans were owed by us to other affiliates. See Note 15 to our consolidated financial statements included in this annual report on Form 10-K.

Director Independence

        Our Board of Directors is comprised of Messrs. Tafaro, Rebele, Harrison and Walton, none of whom are independent.

Item 14. Principal Accountant Fees and Services.

        The following table presents fees for professional services rendered by our independent registered public accounting firm, Ernst & Young LLP, and our former independent registered public accounting firm, KPMG LLP, for the fiscal years ended December 31, 2006 and 2005.

Audit and Non-Audit Fees(1)

	2006	2005
Audit Fees(2)	$535,000	$400,000
Audit-Related Fees(3)	21,000	16,000
Tax Fees(4)	30,000	27,500
All Other Fees(5)	131,100	—

Total	$717,100	$443,500

(1)
On September 18, 2006, we replaced KPMG LLP as our independent registered public accountants and appointed Ernst & Young LLP as our new independent registered public accountants.

(2)
Audit fees relate to professional services rendered by Ernst & Young LLP in 2006 and KPMG LLP in 2006 and 2005 in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(3)
Audit-related fees include professional services rendered by KPMG LLP related to the audit of our employee benefit plans.

(4)
Tax fees include professional services rendered by Ernst & Young LLP for 2006 to be paid in 2007 and professional services rendered by KPMG LLP in 2005 in connection with tax compliance. We do not engage Ernst & Young LLP or KPMG LLP to perform personal tax services for our executive officers.

(5)
All other fees in 2006 include professional services rendered by Ernst & Young LLP related to merger and acquisition due diligence, a consent issued in connection with our franchise offering circular and financial planning workshops. In addition, all other fees in 2006 includes professional services rendered by KPMG LLP in connection with the change in independent registered public accountants.

Policy on Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accountants

        Our Board of Directors approves, prior to the engagement of our independent registered public accountants, consistent with the Sarbanes-Oxley Act of 2002 and the requirements of the Securities and Exchange Commission, any audit, audit-related and permitted non-audit services reasonably likely to be required by us from Ernst & Young LLP during the coming fiscal year. The Board may delegate the approval of unanticipated (but otherwise permitted) non-audit services during the coming fiscal year to our principal financial officer (who is a member of the Board of Directors) or our principal accounting officer as required.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

        The following documents are filed as part of this report:

  (a)
  (1) Financial Statements: See Index on page F-1.

  (a)
  (2) Financial Statement Schedules: See Index on page F-1.

  (a)
  (3) Exhibits:

EXHIBIT INDEX

Exhibit Number	Description
2.1	Reorganization Agreement, dated as of December 31, 1998, by and among BMCA, Building Materials Manufacturing Corporation and Building Materials Investment Corporation (incorporated by reference to Exhibit 2.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-69749) (the "2008 Notes S-4")).
3.1	Amended and Restated Certificate of Incorporation of BMCA (incorporated by reference to Exhibit 3.1 to BMCA's Form 10-K for the fiscal year ended December 31, 1999).
3.2	By-laws of BMCA (incorporated by reference to Exhibit 3.2 to BMCA's Registration Statement on Form S-4 (Registration No. 33-81808)) (the "Deferred Coupon Note Registration Statement").
3.3	Certificate of Incorporation of Building Materials Manufacturing Corporation (incorporated by reference to Exhibit 3.3 to BMCA's Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K")).
3.4	By-laws of Building Materials Manufacturing Corporation (incorporated by reference to Exhibit 3.4 to the 1998 Form 10-K).
3.5	Certificate of Incorporation of Building Materials Investment Corporation (incorporated by reference to Exhibit 3.5 to the 1998 Form 10-K).
3.6	By-laws of Building Materials Investment Corporation (incorporated by reference to Exhibit 3.6 to the 1998 Form 10-K).
4.1	Indenture, dated as of October 20, 1997, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-41531)).
4.2	First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of October 20, 1997 among BMCA, as issuer, Building Materials Manufacturing Corporation, as co-obligor, and Building Materials Investment Corporation, as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.8 to the 2008 Notes S-4).
4.3	Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of October 20, 1997 among BMCA and Building Materials Manufacturing Corporation, as issuers, Building Materials Investment Corporation, as guarantor, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to BMCA's Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K")).
4.4	Indenture, dated as of July 17, 1998, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to BMCA's Registration Statement on Form S-4 (Registration No. 333-60633) ).
4.5	First Supplemental Indenture, dated as of January 1, 1999, to Indenture dated as of July 17, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.9 to the 2008 Notes S-4).
4.6	Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of July 17, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as original guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to the 2000 Form 10-K).

4.7	Indenture, dated as of December 3, 1998, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the 2008 Notes S-4).
4.8	First Supplemental Indenture dated as of January 1, 1999 to Indenture dated as of December 3, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the 2008 Notes S-4).
4.9	Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of December 3, 1998, among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as original guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.12 to the 2000 Form 10-K).
4.10	Indenture, dated as of July 26, 2004, among BMCA, as issuer, BMCA Insulation Products Inc., BMCA Quakertown Inc., Building Materials Investment Corporation, Building Materials Manufacturing Corporation, Ductwork Manufacturing Corporation, GAF Leatherback Corp., GAF Materials Corporation (Canada), GAF Premium Products Inc., GAF Real Properties, Inc., GAFTECH Corporation, LL Building Products Inc., Pequannock Valley Claim Service Company, Inc., South Ponca Realty Corp. and Wind Gap Real Property Acquisition Corp., as guarantors, and Wilmington Trust Company as trustee (incorporated by reference to Exhibit 4.10 to BMCA's Registration Statement on Form S-4 (Registration No. 333-119608) (the "July 2004 Registration Statement")).
10.1	Amended and Restated Management Agreement, dated as of January 1, 1999, among GAF, G-I Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, ISP, GAF Building Materials Corporation, GAF Broadcasting Company, Inc., BMCA and ISP Opco Holdings Inc. (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).
10.2	Amendment No. 1 to the Management Agreement, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.2 to International Specialty Products Inc. annual report on Form 10-K for the fiscal year ended December 31, 1999).
10.3	Amendment No. 2 to the Management Agreement, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3 to International Specialty Products Inc. annual report on Form 10-K for the fiscal year ended December 31, 2000).
10.4	Amendment No. 3 to the Amended and Restated Management Agreement, dated as of June 27, 2001, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.7 to the ISP Chemco Inc. Registration Statement on Form S-4 (Registration No. 333-70144) ).
10.5	Amendment No. 4 to the Amended and Restated Management Agreement, dated as of January 1, 2002, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. (incorporated by reference to Exhibit 10.5 to BMCA's Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Form 10-K")).

10.6	Amendment No. 5 to the Amended and Restated Management Agreement, dated as of January 1, 2003, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. (incorporated by reference to Exhibit 10.1 to BMCA's Form 10-Q for the quarterly period ended March 30, 2003).
10.7	Amendment No. 6 to the Amended and Restated Management Agreement, dated as of January 1, 2004, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., International Specialty Holdings Inc., ISP Synthetic Elastomers LP, ISP Investco LLC, GAF Broadcasting Company, Inc., BMCA and ISP Management Company, Inc. as assignee of ISP Chemco, Inc. (incorporated by reference to Exhibit 10.1 to BMCA's Form 10-Q for the quarterly period ended April 4, 2004).
10.8	Amendment No. 7 to the Amended and Restated Management Agreement, dated as of January 1, 2005, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., International Specialty Holdings Inc., ISP Synthetic Elastomers LP, ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. as assignee of ISP Chemco, Inc. (incorporated by reference to Exhibit 10.1 to BMCA's Form 10-Q for the quarterly period ended July 3, 2005).
10.9	Amendment No. 8 to the Amended and Restated Management Agreement, dated as of January 1, 2006, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., International Specialty Holdings Inc., ISP Minerals Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. as assignee of ISP Chemco, Inc. (incorporated by reference to Exhibit 10.1 to BMCA's Form 10-Q for the quarterly period ended July 2, 2006).
10.10	BMCA 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the 2000 Form 10-K).
10.11	Form of BMCA 2001 Long-Term Incentive Plan Incentive Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to BMCA's Form 10-Q for the quarterly period ended July 3, 2005).
10.12	First Amendment to the BMCA 2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.11 to BMCA's Form 10-K for the fiscal year ended December 31, 2005).
10.13	Tax Sharing Agreement, dated as of January 31, 1994, among GAF, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.6 to the Deferred Coupon Note Registration Statement).
10.14	Amendment to Tax Sharing Agreement, dated as of March 19, 2001, between G-I Holdings and BMCA (incorporated by reference to Exhibit 10.10 to the 2000 Form 10-K).
10.15	Reorganization Agreement, dated as of January 31, 1994, among GAF Building Materials Corporation, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.9 to the Deferred Coupon Note Registration Statement).
10.16	Credit Agreement, dated as of July 9, 2003, by and among BMCA, the Initial Lenders, Initial Issuing Bank and Swing Line Bank (as defined therein), Citicorp USA, Inc., as collateral monitoring agent and administrative agent, Citigroup Global Markets Inc., as lead arranger and book manager, Deutsche Bank Securities Inc., as syndication agent and The CIT Group/Business Credit, Inc., Congress Financial Corporation and JP Morgan Chase Bank as co-documentation agents (the "Credit Agreement") (incorporated by reference to Exhibit 10.1 to BMCA's Form 10-Q for the quarterly period ended June 29, 2003).

10.17	First Amendment, dated as of May 7, 2004, to the Credit Agreement dated as of July 9, 2003, among BMCA, the banks, financial institutions and other institutional lenders party thereto and Citicorp USA, Inc., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to BMCA's Form 10-Q for the quarterly period ended July 4, 2004).
10.18	Second Amendment, dated as of July 12, 2004, to the Credit Agreement dated as of July 9, 2003, among BMCA, the Grantors party thereto, the banks, financial institutions and other institutional lenders party thereto and Citicorp USA, Inc., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.14 to the July 2004 Registration Statement).
10.19	Third Amendment, dated as of July 19, 2004, to the Credit Agreement dated as of July 9, 2003, among BMCA, the Grantors party thereto, the banks, financial institutions and other institutional lenders party thereto and Citicorp USA, Inc., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.15 to the July 2004 Registration Statement).
10.20	Fourth Amendment, dated as of November 9, 2004, among BMCA, the Grantors party thereto, the banks, financial institutions and other institutional lenders party thereto and Citicorp USA, Inc., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.16 to the July 2004 Registration Statement).
10.21	Fifth Amendment, dated as of April 7, 2006, to the Credit Agreement, dated as of July 9, 2003, among BMCA, the Grantors party thereto, the banks, financial institutions and other institutional lenders party thereto and Citicorp USA, Inc., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to BMCA's Form 10-Q for the quarterly period ended April 2, 2006).
10.22	Amended and Restated Credit Agreement, dated as of September 28, 2006 with Citicorp USA, Inc. as Administrative Agent and Deutsche Bank Securities, Inc., as Syndication Agent, and certain other lenders thereto (the "Senior Secured Revolving Credit Facility") (incorporated by reference to Exhibit 10.1 to BMCA's Form 10-Q for the quarterly period ended October 1, 2006).
10.23	Employment Security Agreement between BMCA and William W. Collins, effective May 2001 (incorporated by reference to Exhibit 10.22 to the 2001 Form 10-K).
10.24	Employment Security Agreement between BMCA and David A. Harrison, effective June 2001(incorporated by reference to Exhibit 10.23 to the 2001 Form 10-K).
10.25	Employment Security Agreement between BMCA and Robert B. Tafaro, effective June 2001 (incorporated by reference to Exhibit 10.24 to the 2001 Form 10-K).
10.26	Employment Security Agreement between BMCA and Kenneth E. Walton, effective June 2001 (incorporated by reference to Exhibit 10.25 to the 2001 Form 10-K).
10.27	Employment Security Agreement between BMCA and John F. Rebele, effective June 2001(incorporated by reference to Exhibit 10.26 to the 2001 Form 10-K).
10.28	Amended and Restated Collateral Agent Agreement, dated as of July 9, 2003, among BMCA, the Subsidiary Parties thereto, Citicorp USA, Inc., as administrative agent, Citibank, N.A., as collateral agent, and each Senior Note Trustee (as defined therein) (the "Collateral Agent Agreement") (incorporated by reference to Exhibit 10.22 to the July 2004 Registration Statement).
10.29	First Amendment to the Collateral Agent Agreement, dated as of July 12, 2004, among BMCA, the Subsidiary Parties thereto, Citicorp USA, Inc., as administrative agent, Citibank, N.A., as collateral agent, and each Senior Note Trustee (as defined therein) (incorporated by reference to Exhibit 10.23 to the July 2004 Registration Statement).

10.30	Amended and Restated Security Agreement, dated as of July 9, 2003, among BMCA, the Grantors thereto and Citibank, N.A., as collateral agent (the "Security Agreement") (incorporated by reference to Exhibit 10.24 to the July 2004 Registration Statement).
10.31	First Amendment to the Security Agreement, dated as of August 22, 2003, among BMCA, the Grantors thereto and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.25 to the July 2004 Registration Statement).
10.32	Second Amendment to the Security Agreement, dated as of May 7, 2004, among BMCA, the Grantors thereto and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.26 to the July 2004 Registration Statement).
10.33	Third Amendment to the Security Agreement, dated as of July 12, 2004, among BMCA, the Grantors thereto and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.27 to the July 2004 Registration Statement).
16	Letter dated September 22, 2006, from KPMG LLP to the Securities and Exchange Commission regarding the change in certifying accountant (incorporated by reference to Exhibit 16.1 to BMCA's current report on Form 8-K filed September 22, 2006).
*21	Subsidiaries of BMCA.
*31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer.
*31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer.
*32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILDING MATERIALS CORPORATION OF AMERICA BUILDING MATERIALS MANUFACTURING CORPORATION
Date: February 15, 2007	By:	/s/ JOHN F. REBELE Name: John F. Rebele Title: Senior Vice President, Chief Financial Officer and Chief Administrative Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 15, 2007 by the following persons on behalf of each registrant and in the capacities indicated.

Signature	Title

/s/ ROBERT B. TAFARO Robert B. Tafaro	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ JOHN F. REBELE John F. Rebele	Senior Vice President, Chief Financial Officer, Chief Administrative Officer and Director (Principal Financial Officer)
/s/ DAVID A. HARRISON David A. Harrison	Director
/s/ KENNETH E. WALTON Kenneth E. Walton	Director
/s/ JAMES T. ESPOSITO James T. Esposito	Vice President and Controller (Principal Accounting Officer)

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

        We are a leading national manufacturer and marketer of a broad line of asphalt and polymer based roofing products and accessories for the residential and commercial markets. We also manufacture specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. We have 28 strategically located manufacturing facilities across the United States. Our manufacturing facilities include: 17 asphalt roofing manufacturing facilities, two roofing accessory plants, two thermoplastic polyolefin plants, including one which will commence operations in 2007, one glass fiber manufacturing plant, two glass mat manufacturing plants, one fiber-cement shingle and siding plant, one liquid roofing membrane and adhesive plant, one injection molding attic ventilation plant and one attic ventilation and air distribution product plant.

        Our products are marketed in three groups: residential roofing, commercial roofing and specialty building products and accessories.

  Residential Roofing

        We are a leading national manufacturer of a complete line of residential roofing products. Our principal lines of residential roofing shingles are the Timberline® series, the Sovereign® series, as well as a wide array of premium designer shingles. In recent years, we have improved our sales mix of residential roofing products by increasing our emphasis on laminated shingles and accessory products (the Timberline® series and premium designer shingles), which are generally sold at higher prices and more attractive profit margins than our standard asphalt strip shingle products. We believe, based on unit sales, that we are the largest manufacturer of residential roofing shingles in the United States.

  Commercial Roofing

        We manufacture a full line of modified bitumen and asphalt built-up roofing products, thermoplastic polyolefin products, liquid applied membrane systems and roofing accessories for use in the application of commercial roofing systems. We also market thermoplastic single-ply commercial roofing products, which address the important and growing single-ply segment of the commercial roofing market. We believe, based on unit sales, that we are the largest manufacturer of both asphalt built-up roofing products and modified bitumen products in the United States.

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

        Our business relies on the availability of reasonably priced raw materials and energy for the production of our products. Shortages and price increases of these products, specifically asphalt, which is correlated to increases in the price of crude oil, have occurred from time to time and may occur in the future. To mitigate the effect of the petroleum-based and other cost increases, we will attempt to pass on future unexpected cost increases from our suppliers as needed, although no assurances can be provided that these price increases will be accepted in the marketplace.

        Our net sales for 2006 were $1,969.2 million compared with net sales of $1,955.8 million in 2005. Our income before interest and income taxes decreased to $124.8 million in 2006 from $160.6 million in 2005. (See discussion on income before interest and income taxes below.)

Critical Accounting Policies

        The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to customer incentives, doubtful accounts, inventory valuation, product warranty claims, extended and enhanced product warranties, environmental liabilities, the carrying value of goodwill, the carrying value of long-lived tangible and intangible assets, pensions and other postemployment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. In the opinion of our management, the consolidated financial statements herein contain all adjustments necessary to present fairly our financial position and our results of operations and cash flows for the periods presented. We do not anticipate any changes in management estimates that would have a material impact on our operations, liquidity or capital resources, subject to the matters discussed in Note 16 to Consolidated Financial Statements. We believe the following critical accounting policies are the most important to the portrayal of our financial condition and results of operations and require our management's more significant judgments and estimates in the preparation of our consolidated financial statements.

  Revenue Recognition

        Revenue is recognized at the time products are shipped to the customer. Products are generally shipped Freight on Board, or FOB, shipping point. Title and risk of loss passes to the customer at the time of shipment.

  Customer Incentives

        We maintain allowances for customer incentives and volume rebates resulting from promotional programs to certain of our customers. The customer incentives and volume rebates are recorded as a reduction in gross sales and accruals are recorded based on customers' purchase levels of specific products and the promotional programs related to these products. Management evaluates customer performance against these incentives and volume rebate programs from time to time. If adjustments to our estimates are required, additional allowances or reductions to the customer incentive reserves would be recorded.

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

  Inventories

        Inventories are valued at the lower of cost or market. The LIFO (last-in, first-out) method is used to determine cost for asphalt-based products used to produce our products, which we believe provides a more appropriate matching of revenue and expense. All other inventories are valued on the FIFO (first-in, first-out) method. We adjust our inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and their estimated market value based upon assumptions related to future demand and market conditions. If actual market conditions differ from those projected by management, additional inventory adjustments may be required. Sales of inventories and the resulting receivables are included in the increase in working capital items in the consolidated statement of cash flows.

  Long-Lived Asset Impairment

        We follow the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", or SFAS No. 144. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For purposes of recognizing and measuring impairment of long-lived assets, we evaluate assets of our associated facilities because this is the lowest level of independent cash flows ascertainable to evaluate impairment. We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For long-lived assets to be held and used, an impairment exists when the carrying amount of the asset exceeds the estimated undiscounted cash flows. Any resulting impairment is measured based on the fair value of the related asset. Fair value is determined based on future projected demand and estimated discounted cash flows.

  Asset Retirement Obligations

        We follow the provisions of FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations," which we refer to as FIN 47, which was issued in March 2005, by the Financial Accounting Standards Board, which we refer to as FASB. FIN 47 clarifies how the term conditional asset retirement obligation is used in SFAS No. 143 "Accounting for Asset Retirement Obligations," which we refer to as SFAS No. 143. SFAS No. 143 applies to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted FIN 47 during our fiscal year ended December 31, 2005 and performed an asset retirement obligation analysis at December 31, 2006 and noted that no significant conditional asset retirement obligations existed.

  Goodwill

        In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142, effective January 1, 2002, goodwill is no longer amortized over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. This assessment could result in a material future impairment charge.

        We evaluated the recoverability of goodwill for our roofing products and specialty building products and accessories reporting units. Our methodology included evaluations using estimated future discounted cash flows, multiples of net sales and multiples of earnings before interest, taxes, depreciation and the amortization of other assets, or EBITDA. Our analysis was completed for each of the reporting units to which the goodwill relates. If the estimated range of fair values from the methodologies employed are less than the carrying amount of the related reporting unit, impairment losses for goodwill are charged to results of operations. In determining the estimated future discounted cash flows, we considered projected future levels of income, future business trends and market and economic conditions. Our analysis related to multiples of net sales and EBITDA are based on related industry data. We adopted SFAS No. 142 effective January 1, 2002 and prepared an impairment analysis at December 31, 2006, 2005 and 2004 and noted no impairment existed. See Note 4 to Consolidated Financial Statements.

  Product Warranty Claims

        We provide certain limited warranties covering most of our residential roofing products for periods generally ranging from 20 to 40 years, with lifetime limited warranties on certain premium designer shingle products. Most of our specialty building products and accessories carry limited warranties for periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products. The accrual for product warranty claims is estimated on the basis of historical and projected claims activity, as well as other factors. The accuracy of the estimate of additional costs is dependent on both the number and cost of future claims submitted during the warranty periods. We believe that the accruals established for estimated probable future product warranty claims are adequate. If actual claims differ from these estimates, adjustments to this accrual may be required.

  Deferred Revenue and Extended Product Warranty

        We offer extended warranty contracts on sales of our commercial roofing products. The life of these commercial warranties range from ten to twenty years. In addition, we offer enhanced warranties on certain of our residential roofing products. These enhanced warranties are the "Golden Pledge Warranty™", "Smart Choice™" and "Peace of Mind™" warranty programs. All revenue for the sale of these warranty programs is deferred and amortized on a straight-line basis over the life of these warranty programs, which is in accordance with the accounting prescribed by FASB Technical Bulletin No. 90-1 "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts", which we refer to as FTB No. 90-1. Incremental direct costs associated with the acquisition of the warranties are capitalized and amortized on a straight-line basis over the average life of these warranty programs. Current costs of services performed related to claims paid under these warranty programs are expensed as incurred. Our analysis as of December 31, 2006 of these warranty programs estimates that deferred revenue is in excess of deferred costs, however if necessary, a loss would be recorded if the total expected costs of providing services under these warranty programs exceed deferred revenues less deferred costs.

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

  Pension and Other Postemployment Benefits

        We maintain defined benefit plans that provide eligible employees with retirement benefits. In addition, while we generally do not provide postretirement medical and life insurance benefits, we subsidize such life insurance benefits for certain employees and certain retirees. The costs and obligations related to these benefits reflect our assumptions related to general economic conditions (particularly interest rates), expected return on plan assets and rate of compensation increases for employees. We set the discount rate assumption annually for our retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by our actuaries and our financial management. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. Our discount rate as of December 31, 2006 and 2005 for determining projected benefit obligations was 6.0% and 5.75%, respectively. A 25 basis point increase or decrease in the discount rate assumption would result in a plus or minus $0.1 million impact on pension expense and a plus or minus $1.4 million impact on the projected benefit obligation. Our expected long-term rate of return on assets assumption for our retirement plans was 9.5% in 2006 and 2005. In addition, a 25 basis point increase or decrease in the expected long-term rate of return on assets assumption would result in a plus or minus $0.1 million impact on pension expense.

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

2006 Compared with 2005

        We recorded net income in 2006 of $38.7 million compared with net income of $61.0 million for 2005. The decrease in 2006 net income was primarily the result of lower income before interest and income taxes, partially offset by slightly lower interest expense.

        Net sales for 2006 were $1,969.2 million compared with $1,955.8 million in 2005. Higher net sales in 2006 were primarily due to an increase in net sales of commercial roofing products, partially offset by a decrease in net sales of residential roofing products. The increase in net sales of commercial roofing products primarily resulted from higher average selling prices, while the decrease in net sales of residential roofing products was driven by lower unit volumes, partially offset by higher average selling prices.

        Income before interest and income taxes for 2006 was $124.8 million compared with $160.6 million in 2005, representing a decrease of $35.8 million. Income before interest and income tax in 2006 was positively affected by higher net sales of commercial roofing products and a decline in other expense net, which was more than offset by a decrease in net sales of residential roofing products, higher raw material costs, including asphalt and unabsorbed overhead costs resulting from plant shutdowns, higher energy costs and higher selling, general and administrative expenses mostly due to higher distribution costs, primarily resulting from a rise in fuel prices.

        Interest expense decreased to $61.5 million in 2006 from $62.3 million in 2005, primarily due to lower average borrowings.

Business Segment Information

        Net Sales.    Net sales of roofing products for 2006 increased to $1,893.6 million from $1,876.0 million for 2005, representing an increase of $17.6 million. The increase in net sales of roofing products was primarily attributable to higher net sales of commerical roofing products primarily due to higher average selling prices, partially offset by a decrease in net sales of residential roofing products. The increase in net sales of commercial roofing products primarily resulted from higher average selling prices, while the decrease in net sales of residential roofing products was driven by lower unit volumes, partially offset by higher average selling prices. Net sales of specialty building products and accessories decreased by $4.2 million or 5.3% for 2006 to $75.6 million, compared to $79.8 million for 2005.

        Gross Margin.    Our overall gross margin for 2006 decreased to $572.8 million or 29.1% from $596.2 million or 30.5% for 2005. The decrease in our overall gross margin is primarily attributable to higher raw material costs and a decrease in net sales of residential roofing products.

        Income before Interest and Income Taxes.    Income before interest and income taxes for 2006 decreased to $124.8 million or 6.3% of net sales, compared to $160.6 million or 8.2% of net sales for 2005. Income before interest and income taxes for 2006 was positively affected by higher net sales of commerical roofing products and a decline in other expense, net, which was more than offset by a decrease in net sales of residential roofing products, higher raw material costs including asphalt, higher energy costs, and higher selling, general and administrative expenses mostly due to higher distribution costs, primarily resulting from a rise in fuel prices.

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

        Income before interest and income taxes for 2005 was $160.6 million compared with $150.2 million in 2004, representing an increase of 7.0%. Higher income before interest and income tax results in 2005 were primarily attributable to increased net sales of both residential and commercial roofing products, primarily resulting from higher average selling prices and higher unit volumes and a decline in other expense, net, partially offset by higher raw material costs, including asphalt and unabsorbed overhead costs resulting from plant shutdowns, higher energy costs and higher selling, general and administrative expenses mostly due to higher distribution costs, primarily resulting from higher sales volume and a rise in fuel prices.

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

        Income before Interest and Income Taxes.    Income before interest and income taxes for 2005 increased to $160.6 million or 8.2% of net sales, compared to $150.2 million or 8.5% of net sales for 2004. The overall increase in income before interest and income taxes for 2005 is primarily attributable to higher net sales of roofing products driven by higher average selling prices and higher unit volumes and a decline in other expense, net, partially offset by higher raw material costs, including asphalt, higher energy costs and higher selling, general and administrative expenses due to higher distribution costs, primarily resulting from higher sales volume and a rise in fuel costs.

Liquidity and Financial Condition

  Cash Flows and Cash Position

        Sales of roofing products and specialty building products and accessories in the northern regions of the United States generally decline in the late fall and winter months due to cold weather. In addition, adverse weather conditions can result in higher customer demand during our peak operating season depending on the extent and severity of the damage from these severe weather conditions. Due to the seasonal demands of our business together with extreme weather conditions, we generally have negative cash flows from operations during the first six months of our fiscal year. Our negative cash flows from operations are primarily driven by our cash invested in both accounts receivable and inventories to meet these seasonal operating demands. Generally, in the third and fourth quarters of our fiscal year, our cash flows from operations become positive for each quarter, as our investment in inventories and accounts receivable no longer continues to increase, as is customary in the first six months of our fiscal year. Our seasonal working capital needs, together with our debt service obligations, capital expenditure requirements and other contracted arrangements, adversely impact our liquidity during this period. We rely on our cash and cash equivalents on hand and our $450.0 million Senior Secured Revolving Credit Facility due September 2011, which we refer to as our Senior Secured Revolving Credit Facility (see Debt Instruments, Financial Covenants and Restrictions below), to support our overall cash flow requirements during these periods. We expect to continue to rely on our cash and cash equivalents on hand and external financings to maintain operations over the short and long-term and to continue to have access to the financing markets, subject to the then prevailing market terms and conditions.

        Net cash outflow from operating and investing activities was $14.9 million during 2006, including $72.6 million of cash provided by operations, offset by the reinvestment of $87.5 million for capital programs and an acquisition of a manufacturing facility in Gainesville, Texas.

        Cash invested in additional working capital totaled $7.1 million during 2006, reflecting a decrease in total accounts receivable of $80.0 million, due to the decrease in our net sales of residential roofing products as a result of the decline in the housing market and no extreme weather conditions in 2006, a $36.0 million increase in inventories also due to the decline in the housing market and no extreme weather conditions in 2006, a $6.3 million decrease in other current assets primarily reflecting a reduction in the prepayment made to a certain glass mat supplier in connection with a contract entered into in December 2005, and a $57.4 million decrease in accounts payable and accrued liabilities. The net cash provided by operating activities also included a $14.5 million net decrease in the payable to related parties/parent corporations, primarily attributable to an $8.3 million net increase in federal income taxes receivable, pursuant to our Tax Sharing Agreement with our parent corporation and a $6.2 million decrease in amounts due under our long-term granule supply agreement with an affiliated company. In addition, cash provided by operating activities also included a $12.0 million increase in other non-current assets primarily reflecting a $4.2 million dollar increase in capitalized software due to enhancements made on our enterprise resource planning system and a $5.3 million increase in deferred warranty related program costs, net of amortization. Cash provided by operating activities also included a $7.7 million increase in other liabilities, which is primarily related to a $9.0 million increase in deferred warranty related program revenues, net of amortization.

        Net cash provided by financing activities totaled $15.8 million during 2006, including $824.0 million of aggregate proceeds from the issuance of long-term debt, related to 2006 cumulative borrowings under our Senior Secured Revolving Credit Facility. Financing activities also included $784.0 million in aggregate repayments of long-term debt, of which $781.0 million related to 2006 cumulative repayments under our Senior Secured Revolving Credit Facility. In addition, repayments of long-term debt included $2.7 million related to our Chester, South Carolina loan obligation, $0.2 million related to our 10 1/2% Michigan City, Indiana Note and $0.1 million related to our Shafter, California Industrial Development Revenue Bonds. In addition, financing activities also included $15.0 million in cash dividends paid to our parent corporation, $2.2 million in financing fees and expenses, $0.7 million in distributions and loans to our parent corporation and a $6.3 million redemption of our Fontana, California industrial development revenue bond. The payments to our parent corporation are allowable under our Senior Secured Revolving Credit Facility and our 8% Senior Notes due 2007, the 8% Senior Notes due 2008, and the 7 3/4% Senior Notes due 2014, which we refer to collectively as the Senior Notes.

  Debt Instruments, Financial Covenants and Restrictions

        As of December 31, 2006, we had total outstanding consolidated indebtedness of $640.2 million, of which $102.9 million matures prior to December 31, 2007; $60.0 million of borrowings outstanding under the Senior Secured Revolving Credit Facility; $52.8 million of demand loans payable to our parent corporation; and stockholders' equity of $62.2 million. We anticipate funding these obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or additional borrowings under our Senior Secured Revolving Credit Facility.

        In July 2003, we entered into a $350 million Senior Secured Revolving Credit Facility. On May 7, 2004, we amended our $350.0 million Senior Secured Revolving Credit Facility, which reduced the floating rate of interest as defined in the $350.0 million Senior Secured Revolving Credit Facility. On July 12, July 19, and November 5, 2004, the $350.0 million Senior Secured Revolving Credit Facility was further amended to allow for the issuance of our 2014 Notes (see below).

        On September 28, 2006, we entered into an Amended and Restated $450 million Senior Secured Revolving Credit Facility, replacing our $350 million Senior Secured Revolving Credit Facility, which would have expired in November 2006. The Senior Secured Revolving Credit Facility has a final maturity date of September 28, 2011 and is secured by a first priority lien on substantially all of the Company's assets and the assets of its subsidiaries and is guaranteed by all of the Company's current and future subsidiaries. Availability under the Senior Secured Revolving Credit Facility is based upon eligible Accounts Receivable, Inventory, and Property, Plant and Equipment, which we refer to as the Collateral, as defined therein, and includes a sub-limit for letters of credit of $100 million. The Senior

Secured Revolving Credit Facility bears interest at a floating rate based on the lenders' Base Rate, the federal funds rate or the Eurodollar rate, each as defined therein. The Company is also required to pay unused commitment fees associated with the Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility provides for optional and mandatory reductions in the overall $450 million commitment, subject to certain conditions as defined. In addition, the Senior Secured Revolving Credit Facility also provides for optional and mandatory prepayments of borrowings outstanding under the Senior Secured Revolving Credit Facility, subject to certain conditions. The Senior Secured Revolving Credit Facility also provides the Company with the ability to increase the size of the facility by up to $200 million, depending on the ability to obtain commitments from lenders and meet specified conditions, as defined.

        Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes, we are subject to an interest coverage financial ratio when liquidity falls below a specified threshold, as defined. In addition, we are also required to comply with other covenants, which are subject to certain limitations as defined, including but not limited to,

  •
  the amount of annual capital expenditures and indebtedness;

  •
  restrictions on restricted payments, including dividends and distributions to our parent corporations and on incurring liens;

  •
  sales of assets; and

  •
  restrictions on investments and other payments.

        In addition, if a change of control as defined in the Senior Secured Revolving Credit Facility occurs, the Senior Secured Revolving Credit Facility could be terminated and the loans under the Senior Secured Revolving Credit Facility accelerated by the holders of that indebtedness. If that event occurred, it would cause the repayment of our outstanding Senior Notes to be accelerated.

        As of December 31, 2006, after giving effect to the most restrictive of the aforementioned restrictions, we could not have paid additional dividends or made other restricted payments to our parent corporation. In addition, at December 31, 2006, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions as outlined in the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes. In addition, for the potential impact of the Asbestos-related Bodily Injury Claims on our results of operations, see Note 5 to Consolidated Financial Statements.

        As of December 31, 2006, we were in compliance with all covenants under the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes.

        In July 2004, we issued $200.0 million in aggregate principal amount of 7 3/4% Senior Notes due 2014, which collectively, with the additional $50.0 million in aggregate principal amount of 7 3/4% Senior Notes due 2014 issued in November 2004 (see below), we refer to as the 2014 Notes, at 100.0% of the principal amount. The net proceeds from the issuance of the 2014 Notes, after deducting initial purchasers' discounts and commissions and offering expenses were approximately $195.9 million. In August 2004, we exercised a call notice issued in July 2004 and used approximately $101.8 million of the net proceeds to redeem all of our issued and outstanding 8 5/8% Senior Notes due 2006, which we refer to as the 2006 Notes, including accrued and unpaid interest on such notes through the date of redemption. In addition, we used the remaining net proceeds of approximately $94.1 million to reduce amounts outstanding under our Senior Secured Revolving Credit Facility. The redemption price of the 2006 Notes was 101.438% of the principal amount outstanding and the premium of approximately $1.4 million was recorded in interest expense in July 2004. In connection with the extinguishment of the

2006 Notes, we recorded an expense of the remaining deferred financing fees of approximately $0.7 million in July 2004 and included this amount in interest expense.

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

        Our Senior Notes are secured by a second-priority lien on the assets securing the Senior Secured Revolving Credit Facility for so long as the first-priority lien remains in effect, subject to certain limited exceptions and have been guaranteed by our subsidiaries that guaranteed the Senior Secured Revolving Credit Facility. In connection with entering the Senior Secured Revolving Credit Facility, we entered into an Amended and Restated Security Agreement, which grants a security interest in the Collateral in favor of the collateral agent on behalf of the lenders under the Senior Secured Revolving Credit Facility and the holders of our outstanding Senior Notes. We also entered into an Amended and Restated Collateral Agent Agreement, which provides, among other things, that we maintain a lockbox and depository control agreement for the benefit of the secured parties and the sharing of proceeds with respect to any foreclosure or other remedy in respect of the Collateral. As of December 31, 2006, the book value of the collateral securing the Senior Notes and the Senior Secured Revolving Credit Facility was approximately $1,018.7 million.

        On July 15, 2005, we used cash and cash equivalents on hand and proceeds from our Senior Secured Revolving Credit Facility to redeem our 7 3/4% Senior Notes due 2005 at maturity, aggregating $150.0 million plus accrued interest of $2.9 million.

        In December 1995, we consummated a $40.0 million sale-leaseback of certain equipment located at our Chester, South Carolina glass mat manufacturing facility, in a transaction accounted for as a capital lease. The lessor was granted a security interest in certain equipment at the Chester facility. The lease term extended to December 2005, with an early buyout option in June 2003. In July 2003, we exercised the early buyout option and paid $19.7 million for the equipment. In addition, in July 2003, we entered into a new $19.7 million Secured Loan, which we refer to as the Chester Loan, with the proceeds being used to repay the $19.7 million obligation associated with the early buyout option discussed above. The Chester Loan is secured by a sole security interest in the machinery and equipment, matures in 2010, requires monthly payments of principal and interest commencing in August 2003 and bears a fixed annual interest rate of 7.41%.

        In December 2004, we redeemed our Nashville, Tennessee Industrial Development Revenue Bonds for $8.5 million. In 2006, we repurchased $6.3 million of industrial revenue bond certificates issued by us in 1990 with respect to the Fontana, California Industrial Revenue Development Bond. We have two remaining industrial development revenue bond issues outstanding, which bear interest at floating rates. Interest rates on the foregoing obligations ranged between 2.9% and 4.3% during 2006. Our industrial development revenue bonds are secured by letters of credit under the Senior Secured Revolving Credit Facility.

        At December 31, 2006, we had outstanding letters of credit of approximately $47.4 million under the Senior Secured Revolving Credit Facility, which includes approximately $11.2 million of standby letters of credit related to certain obligations of G-I Holdings. During 2006, we paid $0.5 million as a distribution to our indirect parent corporation related to previously outstanding standby letters of credit.

        See Note 11 to Consolidated Financial Statements for further information regarding our debt instruments.

  Intercompany Transactions

        We make loans to and borrow from, our parent corporations from time to time at rates ranging from 7.3% to 8.3% in 2006. At December 31, 2006 and 2005, BMCA Holdings Corporation owed us $56.0 and $55.8 million, including interest of $0.8 and $0.6 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively, with no unpaid interest. Interest income on our loans to BMCA Holdings Corporation amounted to $4.9, $4.0 and $2.9 million in 2006, 2005 and 2004, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $4.7, $3.8 and $2.8 million in 2006, 2005 and 2004, respectively. Loans payable to/receivable from our parent corporations are due on demand and provide each party with the right to offset of its related obligation to the other party and are subject to limitations as outlined in our Senior Secured Revolving Credit Facility and our Senior Notes. Under the terms of our Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes at December 31, 2006, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions.

        We also make non-interest bearing advances to affiliates, of which no amounts were outstanding at December 31, 2006. In addition, no loans were owed or other lending activities were entered into by us to other affiliates. See Note 15 to Consolidated Financial Statements.

        On December 29, 2006, we declared and paid cash dividends, amounting to $15.0 million to our parent corporation. On November 23, 2005 and December 29, 2005, we declared and paid cash dividends each amounting to $7.5 million, respectively, to our parent corporation.

        During the years ended December 31, 2006 and December 31, 2005 we paid $24.1 and $22.0 million, respectively, in federal income tax payments to our parent corporation pursuant to a tax sharing agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

        On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to asbestos claims. See Item 3, "Legal Proceedings" for further information regarding asbestos-related matters. See Note 5 to Consolidated Financial Statements.

        Our parent corporations, G-I Holdings and BMCA Holdings Corporation, are essentially holding companies without independent businesses or operations. As a result, they are presently dependent upon the earnings and cash flows of their subsidiaries, principally our company, in order to satisfy their obligations, including various tax and other claims and liabilities including tax liabilities relating to Rhône-Poulenc Surfactants & Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. We do not believe that the dependence of our parent corporations on the cash flows of their subsidiaries should have a material adverse effect on our operations, liquidity or capital resources. See Notes 5, 8, 11, 15 and 16 to Consolidated Financial Statements.

        We purchase all of our colored roofing granules and algae-resistant granules under a long-term requirements contract with ISP Minerals Inc., which we refer to as ISP Minerals, our affiliate and an affiliate of International Specialty Products Inc., which is also our affiliate. We refer to International Specialty Products Inc. and its subsidiaries as ISP. In 2006, 2005 and 2004, we purchased in the aggregate approximately $102.3, $108.3 and $98.2 million, respectively, of mineral products from ISP Minerals. The amount payable to ISP Minerals at December 31, 2006 and 2005 for such purchases was $5.2 and $11.4 million, respectively, and is included in payable to related parties in the consolidated balance sheets. We believe our long-term supply requirements contract with ISP Minerals, taken as a whole, is no less favorable to us than could be obtained from an unaffiliated third party.

        Pursuant to a management agreement, a subsidiary of ISP provides certain general management, administrative, legal and facilities services to us, including the use of our headquarters in Wayne, New Jersey. Charges to us by ISP for these services under the management agreement, inclusive of the services provided to G-I Holdings, discussed below, aggregated $6.1, $5.8 and $5.6 million for 2006, 2005 and 2004, respectively. These charges consist of management fees and other reimbursable expenses attributable to us, or incurred by ISP for the benefit of us. The amount payable to ISP for management fees as of December 31, 2006 and 2005 was $0.4 million, respectively, and is included in payable to related parties in the consolidated balance sheets. The management agreement also provides that we are responsible for providing management services to G-I Holdings and certain of its subsidiaries and that G-I Holdings pay to us a management fee for these services. The aggregate amount paid by G-I Holdings to us for services rendered under the management agreement in 2006, 2005 and 2004 was approximately $0.9, $0.8 and $0.8 million, respectively. We also allocate a portion of the management fees payable by us under the management agreement as lease payments for the use of our headquarters. Some of our executive officers receive their compensation from ISP. ISP is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the management agreement.

        Included in current assets as a tax receivable from parent corporation is $9.1 million at December 31, 2006, representing amounts paid in excess of amounts due in 2006 to G-I Holdings under the Tax Sharing Agreement. Included in current assets as a tax receivable from parent corporation is $0.8 million at December 31, 2005, representing amounts paid in excess of amounts due in 2005 to G-I Holdings under the Tax Sharing Agreement, which we applied against our 2006 tax sharing payments due to G-I Holdings. See Note 8 to Consolidated Financial Statements.

  Capital Expenditures

        We use capital resources to maintain existing facilities, expand our operations and make acquisitions. In 2007, we expect to spend approximately $85.9 million on maintenance and compliance and expansion capital. We expect to generate funding for our capital programs from results of operations and additional borrowings under our Senior Secured Revolving Credit Facility.

  Acquisitions and Property Dispositions

        In June 2006, we acquired a manufacturing facility located in Gainesville, Texas. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the fair value of the indentifiable assets acquired, which consisted entirely of property, plant and equipment.

        In June 2005, we sold property in Houston, Texas for cash proceeds of approximately $4.1 million, which approximated carrying value.

        In May 2004, we acquired certain assets of a manufacturing facility located in Quakertown, Pennsylvania from Atlas Roofing Corporation. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the fair value of the identifiable assets acquired, which consisted almost entirely of property, plant and equipment. The operating results of the Quakertown manufacturing facility are included in our results of operations from the date of its acquisition. See Note 6 to Consolidated Financial Statements.

        We have two manufacturing facilities which are currently idle located in Port Arthur, Texas and Albuquerque, New Mexico. We continue to evaluate these idle facilities and will reinstate production if market conditions and customer demand warrants. In addition to the above in January 2007, we announced the future closing of two additional manufacturing facilities located in Erie, Pennsylvania and Stockton, California. The effect of idling the above facilities was not material to our results of operations. See Notes 7 and 17 to Consolidated Financial Statements.

        As a result of the foregoing factors related to 2006, cash and cash equivalents increased by $0.9 million during 2006 to $7.8 million.

  Economic Outlook

        We do not believe that inflation has had an effect on our results of operations during the past three years. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating crude oil prices.

        During 2006, the cost of asphalt continued to be high relative to historical levels, which reflects in large part record high crude oil prices. Due to the strength of our manufacturing operations which allows us to use many types of asphalt together with our ability to secure alternative sources of supply, we do not anticipate that any potential future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.

        To mitigate these and other petroleum-based cost increases, we announced and implemented multiple price increases during 2006. We will attempt to pass on future additional unexpected cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

  Contractual Obligations and Commercial Commitments

        At December 31, 2006, the table below summarizes our significant contractual obligations and commercial commitments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Long-term Debt	$587.5	$103.1	$162.2	$62.9	$259.3
Purchase Obligations (1)	201.3	95.3	104.1	1.9	—
Operating Leases	114.7	26.1	45.5	22.8	20.3
Fixed Interest Expense	179.1	39.2	50.9	38.9	50.1

Total	$1,082.6	$263.7	$362.7	$126.5	$329.7

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

        We also have a management agreement with International Specialty Products, Inc., which we refer to as the ISP Management Agreement, to provide us with certain management services. The management fees payable under the ISP Management Agreement are adjusted annually. Based on services provided to us in 2006 under the ISP Management Agreement, the aggregate amount payable to ISP under the ISP Management Agreement for 2007 inclusive of the services provided to G-I Holdings, is not yet available, however it is estimated to be consistent, after adjusting for inflationary factors, with the $6.1 million paid in 2006. For a further discussion on the ISP Management Agreement reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Intercompany Transactions."

        We purchase all of our colored roofing granules and algae-resistant granules under a long-term requirements contract with ISP Minerals. The amount of mineral products purchased each year under the ISP Minerals contract is based on current demand and is not subject to minimum purchase requirements. Since the total annual amount of mineral products expected to be purchased cannot be determined at this time, no amount is included in the above table related to this contract. In 2006, 2005 and 2004, we purchased $102.3, $108.3 and $98.2 million, respectively, of mineral products from ISP Minerals under this contract.

        At December 31, 2006, we have contractual guarantees and commitments as follows:

	Expiration per period
Contractual Guarantees and Commitments	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Letters of Credit	$47.4	$47.4	$—	$—	$—

Total	$47.4	$47.4	$—	$—	$—

        At December 31, 2006, letters of credit of $47.4 million, of which are all standby letters of credit, are irrevocable obligations of an issuing bank. These letters of credit are guaranteed by us.

  Other Obligations

        At December 31, 2006, we have other obligations as follows:

Other Obligations	2006 Actual Spending	2007 Projected Spending
	(Millions)
Environmental Matters	$1.0	$1.1
Pension and Other Benefits	0.2	1.2

Total	$1.2	$2.3

        Our expenditures for environmental compliance capital projects were $1.0 and $0.6 million in 2006 and 2005, respectively. We anticipate that environmental regulations will continue to be imposed on the roofing industry. Although we cannot predict with certainty environmental expenditures beyond 2006, management believes the estimation in the table above is adequate.

        Our policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. In 2006 and 2005, we did not make any pension contributions. In 2007, based on current actuarial data, we expect to make a pension contribution of $1.0 million. Actual contributions in 2007 and future years may vary based on a number of factors including prevailing interest rates and return on plan assets.

        Spending associated with other benefit plans, primarily retiree medical and life insurance and long-term disability, amounted to $0.2 million in 2006 and 2005, respectively. We expect spending to continue at comparable levels in 2007.

  Available Sources of Liquidity

        At December 31, 2006, we have available sources of liquidity, net of amounts used, as follows:

	Expiration per period
Available Sources of Liquidity	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Unused Lines of Credit	$332.0	$—	$—	$332.0	$—

Total	$332.0	$—	$—	$332.0	$—

        We have a $450 million Senior Secured Revolving Credit Facility, of which $47.4 million of letters of credit were used at December 31, 2006. Available sources of liquidity consisted of $332.0 million of unused lines of credit at December 31, 2006, subject to the borrowing base availability as defined in the Senior Secured Revolving Credit Facility.

  New Accounting Pronouncements

        In November 2004, the FASB issued SFAS No. 151 "Inventory Costs," which we refer to as SFAS No. 151, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 amends Accounting Research Bulletin, which we refer to as ARB No. 43, Chapter 4 "Inventory Pricing," which we refer to as ARB No. 43, and requires abnormal inventory costs to be recognized as current period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Furthermore, SFAS No. 151 requires unallocated overheads be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for costs occurring in fiscal years beginning after June 15, 2005. As of January 1, 2006, we adopted the provisions of SFAS No. 151, which resulted in a fourth quarter of 2006 charge to operations of $2.0 million related to the capitalization of fixed production overheads to inventory. See Note 9 to Consolidated Financial Statements.

        In December 2004, the FASB issued a revised SFAS No. 123 "Accounting for Stock-Based Compensation," which we refer to as SFAS No. 123(R) "Share-Based Payments," which will require compensation costs related to share-based payments to be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS No. 123(R) requires that share-based awards be classified as either an equity award or a liability award. SFAS No. 123(R) replaces the original SFAS No. 123 and supersedes Accounting Principles Board, which we refer to as APB, Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) was effective January 1, 2006. Our adoption of SFAS No. 123(R) did not have an impact on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets," which we refer to as SFAS No. 153, which replaces the exception from fair value measurement in APB Opinion No. 29 "Accounting for Nonmonetary Transactions," for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges beginning January 1, 2006. Our adoption of SFAS No. 153 did not have any effect on our consolidated financial statements as we did not have any nonmonetary asset exchanges.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which we refer to as SFAS No. 154, which eliminates the requirement of APB Opinion No. 20, "Accounting Changes," to include the cumulative effect adjustment resulting from a change in an accounting principle in the income statement in the period of change. SFAS No. 154 requires that a change in an accounting principle or reporting entity be retrospectively applied. Retrospective application requires that the cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Changes in accounting estimate and corrections of errors continue to be accounted for in the same manner as prior to the issuance of SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made beginning January 1, 2006. Our adoption of the provisions of SFAS No. 154 did not have any effect on our consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," which we refer to as FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FIN 48 beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We are currently assessing the impact of FIN 48 on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which we refer to as SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We will adopt the provisions of SFAS No. 157 beginning in the first quarter of 2008 and therefore, we have not yet determined the effect, if any, the adoption of SFAS No. 157 will have on our results of operations or financial position.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which we refer to as SFAS No. 158, which requires the net amount by which the defined-benefit or postretirement obligation plan is over or underfunded to be reported on a company's balance sheet. SFAS No. 158 replaces FASB Statement No. 87's requirement to report at least a minimum pension liability, measured as the excess of the accumulated benefit obligation over the fair value of the plan assets. The funded status amount to be recognized by SFAS No. 158 is measured as the difference between the fair value of plan assets and the plan's benefit obligation, with the benefit obligation including all actuarial gains and losses, prior service cost, and any remaining transition amounts. SFAS No. 158 does not change the components of net periodic benefit cost. All items currently deferred when applying FASB Statements 87 and 106 are now recognized as a component of accumulated other comprehensive income, net of all applicable taxes. All other aspects of SFAS

No. 158 are effective as of December 31, 2006. Our adoption of SFAS No. 158 as of December 31, 2006 did not have a material impact on our consolidated financial statements. See Note 13 to Consolidated Financial Statements.

        In September 2006, the FASB issued FASB Staff Position, which we refer to as FSP, AUG AIR-1 "Accounting for Planned Major Maintenance Activities," which we refer to as FSP AUG AIR-1, which addresses the accounting for planned major maintenance activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting in annual and interim financial reporting periods for planned major maintenance activities, which had previously allowed companies the right to recognize planned major maintenance costs by accruing a liability over several reporting periods before the maintenance was performed. FSP AUG AIR-1 still allows the direct expense, built-in-overhaul and deferral methods of accounting as acceptable, however it does mandate that companies apply the same method of accounting in both interim and annual financial reporting periods and that the method be retrospectively applied if applicable. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FSP AUG AIR-1 beginning in the first quarter of 2007 and do not expect FSP AUG AIR-1 to have a material effect on our consolidated financial statements.

        In September 2006, the Securities and Exchange Commission, which we refer to as the SEC issued Staff Accounting Bulletin, which we refer to as SAB, No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements," which we refer to as SAB No. 108, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Upon initial adoption, if the effect of the misstatement is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative-effect adjustment to beginning of year retained earnings. SAB No. 108 is effective for the first fiscal year ending after November 15, 2006.

        We adopted the provisions of SAB No. 108 as of December 31, 2006. In accordance with the transition provisions of SAB No. 108, we recorded a $9.3 million cumulative decrease, net of tax of $5.7 million, to retained earnings as of January 1, 2006. The cumulative adjustment to opening retained earnings related to a $2.6 million, net after tax decrease related to the method we use to recognize revenue on sales of separately priced commercial and residential warranties, (see Note 2 to Consolidated Financial Statements), a $4.8 million net after tax decrease related to the accrual for future residential warranty costs for warranties that are not separately priced (see Note 2 to Consolidated Financial Statements), and a $1.9 million net after tax decrease to reflect the recognition of rent expense on a straight-line basis related to rent escalations in certain operating leases, (see Note 16 to Consolidated Financial Statements).

        Our management has concluded that these adjustments are immaterial to prior years' consolidated financial statements under our previous method of assessing materiality, and therefore has elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of these adjustments in opening assets and liabilities as of January 1, 2006, with the offsetting adjustment reflected as a cumulative effect adjustment to opening retained earnings as of January 1, 2006.

  Market-Sensitive Instruments and Risk Management

        Under the terms of the Senior Secured Revolving Credit Facility, we are only permitted to enter into investments in highly rated commercial paper, U.S. government backed securities, certain time deposits and hedging arrangements that protect against or mitigate the effect of fluctuations in interest rates, foreign exchange rates or prices of commodities used in our business. At December 31, 2006 and 2005, we did not have any hedging arrangements. See "Short-term Investments" caption included in Note 2 to Consolidated Financial Statements.

* * *

Forward-looking Statements

        This annual report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. The forward-looking statements included herein are made only as of the date of this annual report on Form 10-K and we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results or events will be achieved.

SELECTED FINANCIAL DATA

        The following table presents our selected consolidated financial data. The selected historical consolidated financial data for the five fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002 are derived from our audited consolidated financial statements. See Note 15 to Consolidated Financial Statements for cash dividends paid to parent corporation.

	Year Ended December 31,
	2006	2005	2004	2003		2002
	(Millions)
Operating Data:
Net sales	$1,969.2	$1,955.8	$1,773.4	$1,607.8		$1,360.7
Income before interest and income taxes	124.8	160.6	150.2	130.4	*	105.9	*
Interest expense	61.5	62.3	62.7	56.7		55.0
Income before income taxes	63.3	98.3	87.5	73.7		50.9
Net income	38.7	61.0	54.9	47.2		32.6

        *      Income before interest and income taxes for the year ended December 31, 2003 includes a $5.7 million gain on the sale of assets and a $3.8 million loss on the write-down of manufacturing facility assets. Income before interest and income taxes for the year ended December 31, 2002 includes $1.8 million from the loss on sale of assets.

	December 31,
	2006	2005	2004	2003	2002
	(Millions)
Balance Sheet Data:
Total working capital	$123.0	$191.7	$157.7	$140.9	$105.7
Total assets	1,029.8	1,004.3	1,065.5	808.0	763.0
Long-term debt less current maturities	484.4	533.5	536.0	545.7	545.8
Total stockholders' equity (deficit)	62.2	43.0	(2.7)	(42.1)	(31.1)
	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Millions)
Other Data:
Depreciation	$49.3	$45.1	$43.9	$39.4	$38.7
Software amortization	3.0	2.7	2.2	2.1	2.0
Capital expenditures and acquisitions	87.5	65.1	67.2	43.3	34.6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        The Board of Directors and Shareholders of Building Materials Corporation of America:

        We have audited the accompanying consolidated balance sheet of Building Materials Corporation of America and subsidiaries as of December 31, 2006, and the related consolidated statements of income, cash flows and shareholders' equity (deficit) for the year then ended. Our audit also included the December 31, 2006 financial statement schedule II on S-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Building Materials Corporation of America and subsidiaries at December 31, 2006 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As described in Notes 2, 3 and 16 to the consolidated financial statements, during the fourth quarter 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements. In accordance with the transition provisions of SAB No. 108, the Company recorded a $9.3 million cumulative decrease, net of tax of $5.7 million, to retained earnings as of January 1, 2006.

        As described in Notes 3 and 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 151, Inventory Costs.

Ernst & Young LLP

New York, New York
February 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Building Materials Corporation of America:

        We have audited the accompanying consolidated balance sheet of Building Materials Corporation of America and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule II for the years ended December 31, 2005 and 2004 on page S-1. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Building Materials Corporation of America and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule for the years ended December 31, 2005 and 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Short Hills, New Jersey
March 29, 2006

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(Thousands)
Net sales	$1,969,170	$1,955,785	$1,773,389

Costs and expenses, net:
Cost of products sold	1,396,376	1,359,593	1,225,795
Selling, general and administrative	447,655	431,377	391,329
Other expense, net	282	4,164	6,074

Total costs and expenses, net	1,844,313	1,795,134	1,623,198

Income before interest and income taxes	124,857	160,651	150,191
Interest expense	(61,509)	(62,304)	(62,707)

Income before income taxes	63,348	98,347	87,484
Income tax expense	(24,598)	(37,357)	(32,588)

Net income	$38,750	$60,990	$54,896

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2006	2005
	(Thousands)
Assets
Current Assets:
Cash and cash equivalents	$7,777	$6,882
Accounts receivable, trade, less allowance of $1,319 and $2,310, in 2006 and 2005, respectively	190,859	269,964
Accounts receivable, other	5,599	6,480
Tax receivable from parent corporation	9,132	804
Inventories, net	238,709	202,698
Deferred income tax assets, net	21,710	31,842
Other current assets	12,209	13,575

Total Current Assets	485,995	532,245
Property, plant and equipment, net	411,729	374,397
Goodwill, net of accumulated amortization of $16,370 in 2006 and 2005, respectively	64,794	67,134
Other noncurrent assets	67,323	30,549

Total Assets	$1,029,841	$1,004,325

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt	$102,918	$19,768
Accounts payable	90,951	124,921
Payable to related parties	5,952	12,087
Loans payable to parent corporation	52,840	52,840
Accrued liabilities	101,382	115,985
Product warranty claims	9,000	14,900

Total Current Liabilities	363,043	340,501

Long-term debt less current maturities	484,406	533,467

Product warranty claims	17,972	16,302

Deferred income tax liabilities	39,551	49,416

Other liabilities	62,664	21,613

Commitments and Contingencies
Stockholders' Equity:
Series A Cumulative Redeemable Convertible Preferred Stock, $.01 par value per share; 400,000 shares authorized; no shares issued	—	—
Class A Common Stock, $.001 par value per share; 1,300,000 shares authorized; 1,015,010 shares issued and outstanding	1	1
Class B Common Stock, $.001 par value per share; 100,000 shares authorized; 0 shares issued and outstanding in 2006 and 2005	—	—
Loans receivable from parent corporation	(56,031)	(55,840)
Retained earnings	118,201	104,275
Accumulated other comprehensive income (loss)	34	(5,410)

Total Stockholders' Equity	62,205	43,026

Total Liabilities and Stockholders' Equity	$1,029,841	$1,004,325

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Thousands)
Cash and cash equivalents, beginning of year	$6,882	$129,482	$2,880

Cash provided by (used in) operating activities:
Net income	38,750	60,990	54,896
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	49,321	45,110	43,920
Amortization	2,993	2,687	2,237
Deferred income taxes	2,770	16,232	(904)
Noncash interest charges, net	4,596	5,485	6,432
Increase in working capital items	(7,148)	(29,473)	(42,892)
Increase (decrease) in product warranty claims	(825)	(911)	141
Increase in other assets	(11,964)	(8,450)	(4,992)
Increase in other liabilities	7,651	2,305	26
Change in net receivable from/payable to related parties/parent corporations	(14,463)	(5,617)	14,870
Other, net	872	1,312	781

Net cash provided by operating activities	72,553	89,670	74,515

Cash provided by (used in) investing activities:
Capital expenditures and acquisition of manufacturing facilities	(87,450)	(65,060)	(67,184)
Proceeds from sale of assets	—	4,717	—

Net cash used in investing activities	(87,450)	(60,343)	(67,184)

Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	824,000	553,000	835,340
Repurchase of industrial development revenue bond certificates	(6,325)	—	—
Repayments of long-term debt	(783,948)	(688,902)	(695,706)
Distributions to parent corporation	(521)	(47)	(260)
Dividends to parent corporation	(15,000)	(15,000)	(15,000)
Loan to parent corporation	(191)	(149)	(104)
Financing fees and expenses	(2,223)	(829)	(4,999)

Net cash provided by (used in) financing activities	15,792	(151,927)	119,271

Net change in cash and cash equivalents	895	(122,600)	126,602

Cash and cash equivalents, end of year	$7,777	$6,882	$129,482

	Year Ended December 31,
	2006	2005	2004
	(Thousands)
Supplemental Cash Flow Information:
Effect on cash from changes in working capital items*:
(Increase) decrease in accounts receivable	$79,986	$(20,928)	$(60,274)
Increase in inventories, net	(36,011)	(27,274)	(38,769)
(Increase) decrease other current assets	6,322	(7,071)	(1,497)
Increase (decrease) in accounts payable	(33,970)	3,714	27,488
Increase (decrease) in accrued liabilities	(23,475)	22,086	30,160

Net effect on cash from increase in working capital items	$(7,148)	$(29,473)	$(42,892)

Cash paid during the period for:
Interest (net of amount capitalized of $2,704, $1,080 and $1,129 in 2006, 2005 and 2004, respectively)	$54,733	$56,226	$47,468
Income taxes (including federal income taxes paid pursuant to a Tax Sharing Agreement of $24,101, $21,953 and $19,465 in 2006, 2005 and 2004, respectively)	$25,307	$23,140	$20,477

*
Working capital items exclude cash and cash equivalents, tax receivable from parent corporation, deferred income tax assets, net, current maturities of long-term debt, reserve for product warranty claims and net receivables and loans from/payable to related parties/parent corporations.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Capital Stock and Additional Paid-in Capital	Loans Receivable From Parent Corporation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Thousands)

Balance, December 31, 2003	$1	$(55,587)	$18,696	$(5,178)

Comprehensive income (loss) year-ended December 31, 2004:
Net income	—	—	54,896	—	$54,896

Other comprehensive loss, net of tax:
Minimum pension liability adjustment, net of tax of $103	—	—	—	(175)	(175)

Comprehensive income					$54,721

Distributions to parent corporation	—	—	(260)	—
Dividends to parent corporation	—	—	(15,000)	—
Loan to parent corporation	—	(104)	—	—

Balance, December 31, 2004	$1	$(55,691)	$58,332	$(5,353)

Comprehensive income (loss) year-ended December 31, 2005:
Net income	—	—	60,990	—	$60,990

Other comprehensive loss, net of tax:
Minimum pension liability adjustment, net of tax of $33	—	—	—	(57)	(57)

Comprehensive income					$60,933

Distributions to parent corporation	—	—	(47)	—
Dividends to parent corporation	—	—	(15,000)	—
Loan to parent corporation	—	(149)	—	—

Balance, December 31, 2005	$1	$(55,840)	$104,275	$(5,410)

Comprehensive income (loss) year-ended December 31, 2006:
Net income	—	—	38,750	—	$38,750

Other comprehensive income (loss), net of tax:
Pension plan adjustment, net of tax of ($849)	—	—	—	1,445	1,445
SAB No. 108 adjustments, net of tax of $5,701	—	—	(9,303)	—
Postretirement plan adjustment net of tax of ($2,348)	—	—	—	3,999	3,999

Comprehensive income					$44,194

Distribution to parent corporation	—	—	(521)	—
Dividend to parent corporation	—	—	(15,000)	—
Loan to parent corporation	—	(191)	—	—

Balance, December 31, 2006	$1	$(56,031)	$118,201	$34

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

        To facilitate administrative efficiency, effective October 31, 2000, GAF Corporation, the former indirect parent of the Company, merged into its direct subsidiary, G-I Holdings Inc. G-I Holdings Inc. then merged into its direct subsidiary, G Industries Corp., which in turn merged into its direct subsidiary, GAF Fiberglass Corporation. In that merger, GAF Fiberglass Corporation changed its name to GAF Corporation. Effective November 13, 2000, GAF Corporation merged into its direct subsidiary, GAF Building Materials Corporation, whose name was changed in the merger to G-I Holdings Inc. G-I Holdings Inc. is now an indirect parent of the Company and the Company's direct parent is BHC. References below to G-I Holdings means G-I Holdings Inc. and any and all of its predecessor corporations, including GAF Corporation, G-I Holdings Inc., G Industries Corp., GAF Fiberglass Corporation and GAF Building Materials Corporation.

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

Note 2. Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Net sales of roofing products and specialty business products and accessories are generally seasonal in nature.

  Financial Statement Estimates

        The preparation of the Company's consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company's management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis the Company evaluates its estimates including but not limited to those related to doubtful accounts, inventory valuation, product warranty claims, extended and enhanced product warranties, environmental liabilities, the carrying value of goodwill, the carrying value of long-lived tangible and intangible assets, pensions and other postemployment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. In the opinion of management, the consolidated financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources, subject to the matters discussed in Note 16.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash on deposit and commercial paper purchased with original maturities of three months or less.

  Short-term Investments

        Under our $450 million Senior Secured Revolving Credit Facility (the "Senior Secured Revolving Credit Facility") the Company is limited to entering into investments in highly rated commercial paper, U.S. government backed securities, certain time deposits and hedging arrangements that protect against or mitigate the effect of fluctuations in interest rates, foreign exchange rates or prices of commodities used in the Company's business. At December 31, 2006 and 2005 the Company did not have any hedging arrangements.

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

  Inventories

        Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine the cost for certain asphalt-based products used to produce the Company's products, which the Company believes provides a more appropriate matching of revenue and expense. All other inventories are valued on the FIFO (first-in, first-out) method. Sales of inventories and their resulting receivables are included in the increase in working capital items in the consolidated statement of cash flows.

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method based on the estimated economic lives of the assets. The Company uses an economic life of 5 to 25 years for land improvements, 10 to 40 years for buildings and building equipment and 3 to 20 years for machinery and equipment, which includes furniture and fixtures. Repairs in excess of $10,000 are capitalized if the repair both extends the useful life of an asset beyond its original estimated useful life and adds to the value of the asset. Interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment. Interest capitalized amounted to $2.7, $1.1 and $1.1 million for 2006, 2005 and 2004, respectively.

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

  Asset Retirement Obligations

        The Company follows the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"), which was issued in March 2005, by the FASB. FIN 47 clarifies how the term conditional asset retirement obligation is used in SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 applies to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 during its fiscal year ended December 31, 2005 and performed an asset retirement obligation analysis at December 31, 2006 and noted that no significant conditional asset retirement obligations existed.

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

  Debt Issuance Costs

        Unamortized financing fees and expenses of $9.9 and $11.9 million are included in other noncurrent assets in the consolidated balance sheets at December 31, 2006 and 2005, respectively. Financing fees and expenses are amortized to interest expense over the life of the related debt on a straight-line basis, which approximates the effective interest rate method. In 2006, 2005 and 2004, the Company amortized $4.3, $5.1 and $5.8 million, respectively, related to such expenses.

  Software Development Costs

        Purchased software development costs of $11.4 and $10.1 million, respectively, are included in other noncurrent assets in the consolidated balance sheets at December 31, 2006 and 2005. These costs are amortized to expense over a 5 year period. In 2006, 2005 and 2004, the Company amortized $3.0, $2.7 and $2.2 million, respectively, related to such costs.

  Revenue Recognition

        Revenue is recognized at the time products are shipped to the customer. Products are generally shipped Freight on Board, or FOB shipping point. Title and risk of loss passes to the customer at the time of shipment.

  Shipping and Handling Costs

        Accrued freight costs of $7.6 and $14.4 million are included in accrued liabilities in the consolidated balance sheets at December 31, 2006 and 2005, respectively. Shipping and handling costs are included in selling, general and administrative expenses and amounted to $174.6, $177.9 and $161.2 million in 2006, 2005 and 2004, respectively.

  Advertising Costs

        Advertising costs are expensed as incurred and are included in selling, general and administrative expenses and amounted to $17.4, $9.6 and $11.4 million in 2006, 2005 and 2004, respectively.

  Research and Development

        Research and development expenses, which are included in selling, general and administrative expenses, are charged to operations as incurred and amounted to $8.0, $9.4 and $9.3 million in 2006, 2005 and 2004, respectively.

  Warranty Claims

        The Company provides certain limited warranties covering most of its residential roofing products for periods generally ranging from 20 to 40 years, with lifetime limited warranties on certain specialty shingle products. Most of the Company's specialty building products and accessories carry limited warranties for periods generally ranging from 5 to 10 years, with lifetime limited warranties on certain products. For 2006, 2005 and 2004, administrative costs for residential roofing products amounted to $0.6, $0.5 and $0.6 million, respectively. The reserve for product warranty claims is estimated on the basis of historical and projected claims activity, as well as other factors. The accuracy of the estimate of additional costs is dependent on both the number and cost of future claims submitted during the warranty periods. The Company believes that the reserves established for estimated probable future product warranty claims are adequate.

        A settlement was reached in 1998 in a national class action lawsuit related to a specific alleged product defect related to prior production processes, which provides customers who purchased asphalt shingles manufactured from 1973 through 1997 the right to receive certain limited benefits beyond those already provided in their existing product warranty.

        In October 1998 G-I Holdings brought suit in the Superior Court of New Jersey—Middlesex County, on our behalf, against certain of its insurers for recovery of the defense costs in connection with the class action described above and a declaration that the insurers are obligated to provide indemnification for all damages paid pursuant to the settlement of this class action and for other damages. As of December 31, 2006, this action is pending.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Company provides product warranties, which are only subject to the disclosure requirements under FIN 45. The Company has adopted the disclosure provisions of FIN 45. (See table below.)

        The reserve for product warranty claims consists of the following:

	2006	2005
	(Thousands)
Balance, January 1	$31,202	$32,113
Charged to cost of products sold	21,220	22,880
Payments/deductions	(22,951)	(23,791)
Adjustment to Deferred Revenue and Extended Product Warranty due to the adoption of SAB No. 108 (see below)	(10,290)	—
Residential warranty adjustment due to the adoption of SAB No. 108 (see below)	7,790	—

Balance, December 31	$26,971	$31,202

        The Company adopted as of December 31, 2006 the provisions of Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108") issued by the Securities and Exchange Commission ("SEC") in September 2006. In accordance with the transition provisions of SAB No. 108 the Company recorded a $4.8 million decrease, net of tax of $2.9 million, to opening retained earnings and a corresponding increase to our reserve for product warranty claims of $7.8 million, related to the accrual for future residential warranty costs related to warranties that are not separately priced.

  Deferred Revenue and Extended Product Warranty

        The Company offers extended warranty contracts on sales of its commercial roofing products. The life of these commercial warranties range from ten to twenty years. In addition, the Company offers enhanced warranties on certain of its residential roofing products. These enhanced warranties are the "Golden Pledge Warranty™", "Smart Choice™" and "Peace of Mind™" warranty programs. All revenue for the sale of these warranty programs is deferred and amortized on a straight-line basis over the life of these warranty programs, which is in accordance with the accounting prescribed by FASB Technical Bulletin No. 90-1 "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts" ("FTB No. 90-1"). Incremental direct costs associated with the acquisition of the warranties are capitalized and amortized on a straight-line basis over the average life of these warranty programs. Current costs of services performed related to claims paid under these warranty programs are expensed as incurred. The analysis as of December 31, 2006 of these warranty programs estimates that deferred revenue is in excess of deferred costs, however if necessary a loss would be recorded if the total expected costs of providing services under these warranty programs exceed deferred revenues less deferred costs.

        The Company adopted the provisions of SAB No. 108 during its fourth quarter of 2006. In accordance with the transition provisions of SAB No. 108, the Company recorded a $2.6 million decrease, net of tax of $1.6 million, to opening retained earnings as of January 1, 2006, related to the method we use to recognize revenue on sales of separately priced commercial and residential warranties in accordance with FTB No. 90-1. In addition, the Company reclassified $10.3 million of its commercial warranty reserve to deferred revenue and costs. At December 31, 2006, the Company had deferred revenue of $59.9 million, of which $7.6 million is included in other current liabilities and $52.3 million is included in other liabilities. At December 31, 2006, the Company also had deferred costs of $40.4 million, of which $4.9 million is included in other current assets and $35.5 million is included in other assets.

        BMCA management has concluded that these adjustments are immaterial to prior years' consolidated financial statements under our previous method of assessing materiality, and therefore has elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of these adjustments in opening assets and liabilities as of January 1, 2006, with the offsetting adjustment reflected as a cumulative effect adjustment to opening retained earnings as of January 1, 2006.

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

        In December 2004, the FASB issued FASB Staff Position 109-1 "Application of SFAS No. 109, Accounting for Income Taxes, related to the Tax Deductions Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004" ("FSP FAS 109-1"). FSP FAS 109-1 provides guidance on the application of SFAS No. 109, which provides tax relief to U.S. domestic manufacturers. FSP FAS 109-1 guidance allows for a tax deduction to be created under the Jobs Creation Act of 2004 for a manufacturing entity which must be accounted for as a special deduction on qualified production activities, in accordance with SFAS No. 109 and not a reduction in the effective tax rate. In addition, FSP FAS 109-1 provides the special deduction for a manufacturing entity must be considered when measuring deferred taxes when subject to graduated tax rates and assessing whether a valuation allowance is necessary under SFAS No. 109. The Company's adoption of FAS FSP 109-1 resulted in the Company recording a $1.3 and $0 million tax deduction to its consolidated financial statements in 2006 and 2005, respectively.

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

        The Company accrues environmental costs when it is probable that it has incurred a liability and the expected amount can be reasonably estimated and, reviews on an ongoing basis, its estimated environmental liabilities reserve. The amount accrued reflects the Company's assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multi-party sites and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of liability in respect of those matters. The Company estimates that its liability as of December 31, 2006, in respect of assumed and other environmental liabilities, is $1.1 million, and expects insurance recoveries of $1.7 million. Insurance recoveries relate to amounts previously provided for in the consolidated balance sheets. The Company refers to these recoveries as "estimated recoveries." The Company's liability is reflected on an undiscounted basis. The gross environmental liability is included within accrued liabilities and other liabilities, and the estimated recoveries are included within other noncurrent assets. It is not currently possible to estimate the amount or range of any additional liabilities.

  Pension and Other Postemployment Benefits

        The Company maintains defined benefit plans that provide eligible employees with retirement benefits. In addition, while the Company generally does not provide postretirement medical and life insurance benefits, it subsidizes such life insurance benefits for certain employees and certain retirees. The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions (particularly interest rates), expected return on plan assets and rate of compensation increases for employees. The Company sets the discount rate assumption annually for its retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by the Company's actuaries and its financial management. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. The Company's discount rate as of December 31, 2006 and 2005 for determining projected benefit obligations was 6.0% and 5.75%, respectively. A 25 basis point increase or decrease in the discount rate assumption would result in a plus or minus $0.1 million impact on pension expense and a plus or minus $1.4 million impact on the projected benefit obligation. The Company's expected long-term rate of return on assets assumption for its retirement plans was 9.5% in 2006 and 2005. In addition, a 25 basis point increase or decrease in the expected long-term rate of return on assets assumption would result in a plus or minus $0.1 million impact on pension expense.

        The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.

  2001 Long-Term Incentive Plan

        In December 2004, the FASB issued a revised SFAS No. 123 "Accounting for Stock-Based Compensation," ("SFAS No. 123(R)") "Share-Based Payments" which requires compensation costs related to share-based payments to be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS No. 123(R) requires that share-based awards be classified as either an equity award or a liability award. SFAS No. 123(R) replaces the original SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company currently measures compensation as the amount by which the Book Value (as defined in the Plan) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. The Company has adopted the provisions of SFAS No. 123(R) and its adoption did not have an impact on our consolidated financial statements. See Note 13.

  Accumulated Other Comprehensive Income (Loss)

        Comprehensive income (loss) and its components in annual and interim consolidated financial statements include net income (loss), unrealized gains and losses from investments in available-for-sale securities, net of tax effect, pension plan adjustments, net of tax effect and postretirement plan adjustments, net of tax effect. The Company has disclosed comprehensive income (loss) in the consolidated statements of stockholders' equity.

        Changes in the components of accumulated other comprehensive loss for the years 2006, 2005 and 2004 are as follows:

	Postretirement Plan Adjustment	Pension Plan Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Thousands)
Balance, December 31, 2003	$—	$(5,178)	$(5,178)
Change for the year 2004, net of tax of $103	—	(175)	(175)

Balance, December 31, 2004	$—	$(5,353)	$(5,353)

Change for the year 2005, net of tax of $33	—	(57)	(57)

Balance, December 31, 2005	$—	$(5,410)	$(5,410)

Change for the year 2006, net of tax of $(3,197)	3,999	1,445	5,444

Balance, December 31, 2006	$3,999	$(3,965)	$34

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

Note 3. New Accounting Pronouncements

        In November 2004, the FASB issued SFAS No. 151 "Inventory Costs" ("SFAS No. 151") which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4 "Inventory Pricing" ("ARB No. 43") and requires abnormal inventory costs to be recognized as current period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Furthermore, SFAS No. 151 requires unallocated overheads be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for costs occurring in fiscal reporting years beginning after June 15, 2005. As of January 1, 2006 the Company adopted the provisions of SFAS No. 151, which resulted in a fourth quarter of 2006 charge to operations of $2.0 million related to the capitalization of fixed production overheads to inventory. See Note 9.

        In December 2004, the FASB issued a revised SFAS No. 123 "Accounting for Stock-Based Compensation," SFAS No. 123(R) "Share-Based Payments" which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS No. 123(R) requires that share-based awards be classified as either an equity award or a liability award. SFAS No. 123(R) replaces the original SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) was effective January 1, 2006. The Company's adoption of SFAS No. 123(R) did not have an impact on its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" ("SFAS No. 153") which replaces the exception from fair value measurement in APB Opinion No. 29 "Accounting for Nonmonetary Transactions," for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges beginning January 1, 2006. The Company's adoption of SFAS No. 153 did not have any effect on its consolidated financial statements.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which eliminates the requirement of APB Opinion No. 20, "Accounting Changes," to include the cumulative effect adjustment resulting from a change in an accounting principle in the income statement in the period of change. SFAS No. 154 requires that a change in an accounting principle or reporting entity be retrospectively applied. Retrospective application requires that the cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Changes in accounting estimate and corrections of errors continue to be accounted for in the same manner as prior to the issuance of SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made beginning January 1, 2006. The Company's adoption of the provisions of SFAS No. 154 did not have any effect on its consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company is currently assessing the impact of FIN 48 on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of SFAS No.157 beginning in the first quarter of 2008 and therefore, has not yet determined the effect, if any, the adoption of SFAS No. 157 will have on its results of operations or financial position.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158") which requires the net amount by which the defined-benefit or postretirement obligation plan is over or underfunded to be reported on a company's balance sheet. SFAS No. 158 replaces FASB Statement No. 87's requirement to report at least a minimum pension liability, measured as the excess of the accumulated benefit obligation over the fair value of the plan assets. The funded status amount to be recognized by SFAS No. 158 is measured as the difference between the fair value of plan assets and the plan's benefit obligation, with the benefit obligation including all actuarial gains and losses, prior service cost, and any remaining transition amounts. SFAS No. 158 does not change the components of net periodic benefit cost. All items currently deferred when applying FASB Statements 87 and 106 are now recognized as a component of accumulated other comprehensive income, net of all applicable taxes. All other aspects of SFAS No. 158 are effective as of December 31, 2006. The Company's adoption of SFAS No. 158 as of December 31, 2006 did not have a material impact on its consolidated financial statements.

        In September 2006, the FASB issued FASB Staff Position ("FSP") AUG AIR-1 "Accounting for Planned Major Maintenance Activities" ("FSP AUG AIR-1") which addresses the accounting for planned major maintenance activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting in annual and interim financial reporting periods for planned major maintenance activities, which had previously allowed companies the right to recognize planned major maintenance costs by accruing a liability over several reporting periods before the maintenance was performed. FSP AUG AIR-1 still allows the direct expense, built-in-overhaul and deferral methods of accounting as acceptable, however it does mandate that companies apply the same method of accounting in both interim and annual financial reporting periods and that the method be retrospectively applied if applicable. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FSP AUG AIR-1 beginning in the first quarter of 2007 and does not expect FSP AUG AIR-1 to have a material effect on its consolidated financial statements.

        In September 2006, the SEC issued SAB No. 108 which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Upon initial adoption, if the effect of the misstatement is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative-effect adjustment to beginning of year retained earnings. SAB No. 108 is effective for the first fiscal year ending after November 15, 2006.

        The Company adopted the provisions of SAB No. 108 as of December 31, 2006. In accordance with the transition provisions of SAB No. 108, we recorded a $9.3 million cumulative decrease, net of tax of $5.7 million, to retained earnings as of January 1, 2006. The cumulative adjustment to decrease opening retained earnings related to a $2.6 million, net after tax decrease related to the method we use to recognize revenue on sales of separately priced commercial and residential warranties (see Note 2), a $4.8 million net after tax decrease related to the accrual for future residential warranty costs for warranties that are not separately priced (see Note 2) and a $1.9 million net after tax decrease to reflect the recognition of rent expense on a straight-line basis related to rent escalations in certain operating leases (see Note 16).

        BMCA management has concluded that these adjustments are immaterial to prior years' consolidated financial statements under our previous method of assessing materiality, and therefore has elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of these adjustments in opening assets and liabilities as of January 1, 2006, with the offsetting adjustment reflected as a cumulative effect adjustment to opening retained earnings as of January 1, 2006.

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

        The Company evaluated the recoverability of goodwill for its roofing products and specialty building products and accessories reporting units. The Company's methodology included evaluations using estimated future discounted cash flows, multiples of net sales and multiples of earnings before interest, taxes, depreciation and the amortization of other assets ("EBITDA"). The Company's analysis was completed for each of the reporting units to which the goodwill relates. If the estimated range of fair values from the methodologies employed are less than the carrying value of the related reporting unit, impairment losses for goodwill are charged to results of operations. In determining the estimated future discounted cash flows, the Company considered projected future levels of income, future business trends and market and economic conditions. The Company's analysis related to multiples of net sales and EBITDA are based on related industry data. The Company adopted SFAS No. 142 effective January 1, 2002 and prepared an impairment analysis at December 31, 2006, 2005 and 2004 and noted no impairment existed.

        The carrying amount of goodwill was $64.8, $67.1 and $63.3 million as of December 31, 2006, 2005 and 2004. Such goodwill amounts to $59.3, $59.5 and $55.6 million for the roofing products reporting unit and $5.5, $7.6 and $7.7 million related to the specialty building products and accessories reporting unit as of December 31, 2006, 2005 and 2004, respectively. The increase in the carrying amount of goodwill in 2005 is due to an acquisition in 2005 of an entity that manufacturers and sells roofing accessories. The decrease in the carrying amount of goodwill in 2006 in the specialty building products reporting unit was due to the write down of our specialty building product unit's acquisition reserve established at the time of acquisition of the reporting unit.

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

        Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the Bankruptcy Court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may attempt to assert Asbestos Claims against the Company. (Approximately 1,900 Asbestos Claims were filed against the Company prior to February 2, 2001). The Company believes that it will not sustain any liability in connection with these or any other Asbestos Claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the Bankruptcy Court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claim against the Company.

        On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). One of the parties to this matter, the Official Committee of Asbestos Claimants (the "creditors' committee"), subsequently filed a counterclaim against the Company seeking a declaration that BMCA has successor liability for Asbestos Claims against G-I Holdings and that it is the alter ego of G-I Holdings. On May 13, 2003 the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will therefore be heard by the District Court. In terms of scheduling, the District Court judge presiding over this matter has not set a trial date. The Company believes it will prevail on its claim for a declaratory judgment. However, it is not possible to predict the outcome of this litigation, or, if it does not prevail, the outcome of any subsequent litigation regarding the continuation of the preliminary injunction and/or prosecution of Asbestos Claims against the Company.

        On or about February 8, 2001, the creditors' committee filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of BMCA with G-I Holdings or an order directing G-I Holdings to cause BMCA to file for bankruptcy protection. The Company and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the Bankruptcy Court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the Bankruptcy Court denied the motion. The creditors' committee appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003. The creditors' committee appealed the denial to the Third Circuit Court of Appeals, which denied the appeal on September 24, 2004. The creditors' committee filed a petition with the Third Circuit Court of Appeals for a rehearing of its denial of the creditors' committee's appeal, which was denied by the Court of Appeals on October 26, 2004.

        On July 7, 2004, the Bankruptcy Court entered an order authorizing the creditors' committee to commence an adversary proceeding against the Company and others challenging, as a fraudulent conveyance, certain transactions entered into in connection with the Company's formation in 1994, in which G-I Holdings caused to be transferred to the Company all of its roofing business and assets and in which the Company assumed certain liabilities relating to those assets, including a specified amount of asbestos liabilities (the "1994 transaction"). The Bankruptcy Court also permitted the creditors' committee to pursue a claim against holders of the Company's bank and bond debt outstanding in 2000, seeking recovery from them, based on the creditors' committee's theory that the 1994 transaction was a fraudulent conveyance. On July 20, 2004, the creditors' committee appealed certain aspects of the Bankruptcy Court's order (and a June 8, 2004 decision upon which the order was based). G-I Holdings, the holders of the Company's bank and bond debt and BMCA cross-appealed. The District Court entered an order on June 21, 2006 affirming in part and vacating in part the Bankruptcy Court's July 7, 2004 order. Among other things, the District Court vacated that aspect of the Bankruptcy Court's order authorizing the creditors' committee to pursue avoidance claims against the Company and the holders of the Company's bank and bond debt as of 2000. This issue has been remanded to the Bankruptcy Court for further proceedings consistent with the District Court's opinion. The Company believes the creditors' committee's avoidance claims are without merit and that the Bankruptcy Court should not permit the committee to pursue such claims against the Company and the holders of its bank and bond debt as of 2000.

        If the Company is not successful in defending against one or more of these claims, the Company may be forced to file for bankruptcy protection and/or contribute all or a substantial portion of its assets to satisfy the claims of G-I Holdings' creditors. Either of these events, or the substantive consolidation of G-I Holdings and the Company, would weaken its operations and cause it to divert a material amount of its cash flow to satisfy the asbestos claims of G-I Holdings, and may render it unable to pay interest or principal on its credit obligations.

        For a further discussion with respect to the history of the foregoing litigation, and asbestos-related matters and other litigation, see Notes 2, 8, 11 and 16.

Note 6. Acquisitions and Property Dispositions

        In June 2006, the Company acquired a manufacturing facility located in Gainesville, Texas. The purchase price was allocated to the fair value of the identifiable assets acquired, which consisted entirely of property, plant and equipment.

        In 2005, the Company sold property in Houston, Texas for cash proceeds of approximately $4.1 million, which approximated carrying value.

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

Note 7. Idle Manufacturing Facilities

        The Company has two manufacturing facilities which are currently idle located in Port Arthur, Texas and Albuquerque, New Mexico. The Company continues to evaluate these facilities and will reinstate production if market conditions and customer demand warrants. The effect of idling the above facilities was not material to the Company's results of operations. See Note 17.

Note 8.    Income Taxes (Expense) Benefit

        Income tax expense, which has been computed on a separate return basis, consists of the following:

	Year Ended December 31,
	2006	2005	2004
	(Thousands)
Federal:
Current	$(15,772)	$(17,324)	$(30,334)
Deferred	(5,269)	(15,355)	489

Total federal	(21,041)	(32,679)	(29,845)

State and local:
Current	(6,055)	(3,801)	(3,158)
Deferred	2,498	(877)	415

Total state and local	(3,557)	(4,678)	(2,743)

Income tax expense	$(24,598)	$(37,357)	$(32,588)

        The differences between the income tax expense computed by applying the statutory Federal income tax rate to pre-tax income, and the income tax expense reflected in the consolidated statements of income are as follows:

	Year Ended December 31,
	2006	2005	2004
	(Thousands)
Statutory expense	$(22,172)	$(34,421)	$(30,619)
Impact of:
State and local taxes, net of Federal benefits	(2,312)	(3,041)	(1,783)
Other, net	(114)	105	(186)

Income tax expense	$(24,598)	$(37,357)	$(32,588)

        The components of the net deferred tax liabilities are as follows:

	December 31,
	2006	2005
	(Thousands)
Deferred tax liabilities related to:
Property, plant and equipment	$(50,804)	$(68,518)
Other	(5,755)	(266)

Total deferred tax liabilities	(56,559)	(68,784)

Deferred tax assets related to:
Expenses not yet deducted for tax purposes	35,850	51,210
State net operating loss carryforwards	2,868	—

Total deferred tax assets	38,718	51,210

Net deferred tax liabilities	(17,841)	(17,574)
Deferred tax assets reclassified to current assets	(21,710)	(31,842)

Noncurrent deferred tax liabilities	$(39,551)	$(49,416)

        Based upon the level of historical taxable income and projections for future taxable income over the period in which the Company's deferred tax assets are deductible, the Company believes that it is more likely than not that the Company will receive the benefits of these deductible differences at December 31, 2006 and 2005. The state net operating loss carryforwards of $2.9 million at December 31, 2006 are net of a valuation allowance of $6.7 million.

        As of December 31, 2006, the Company has included on its consolidated balance sheet a tax receivable from parent corporation of $9.1 million, representing amounts paid in excess of amounts due in 2006 to G-I Holdings under the Tax Sharing Agreement (as defined below). As of December 31, 2005, the Company has included on its consolidated balance sheet a tax receivable from parent corporation of $0.8 million, representing amounts paid in excess of amounts due in 2005 to G-I Holdings under the Tax Sharing Agreement, which the Company applied against its 2006 tax sharing payments due to G-I Holdings.

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

        On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhône-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings' bankruptcy. If such proof of claim is sustained, the Company and/or certain of the Company's subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for a portion of those taxes and interest. G-I Holdings has filed an objection to the proof of claim, which is the subject of an adversary proceeding pending in the United States District Court for the District of New Jersey. By opinion and order dated September 8, 2006, the District Court ruled on the parties' respective motions for Partial Summary Judgment, granting the government summary judgment on the issue of "adequate disclosure" for statute of limitation purposes and denying G-I Holdings summary judgment on its other statue of limitations defense (finding material issues of fact that must be tried). On September 22, 2006, G-I Holdings moved for reconsideration of that portion of the District Court's decision granting the government summary judgment on the "adequate disclosure" issue. This motion is still pending. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. However, if the IRS were to prevail for the years in which the Company and/or certain of its subsidiaries were part of the G-I Holdings Group, the Company would be severally liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions.

        The Company will adopt the provsions of FIN 48 in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company is currently assessing the impact of FIN 48 on its consolidated financial statements.

Note 9.    Inventories

        At December 31, 2006 and 2005, $46.3 and $37.9 million, respectively, of inventories were valued using the LIFO method. In 2006, the LIFO reserve reflected a decrement to one layer from a prior period in the amount of $1.2 million. Inventories consist of the following:

	December 31,
	2006	2005
	(Thousands)
Finished goods	$173,338	$149,049
Work-in process	25,930	12,904
Raw materials and supplies	64,686	56,413

Total	263,954	218,366
Less LIFO reserve	(25,245)	(15,668)

Inventories	$238,709	$202,698

        As of January 1, 2006, the Company adopted the provisions of SFAS No. 151 "Inventory Costs", which resulted in a fourth quarter of 2006 charge to operations of $2.0 million related to the capitalization of fixed production overheads to inventory.

Note 10.    Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	December 31,
	2006	2005
	(Thousands)
Land and land improvements	$37,204	$36,220
Buildings and building equipment	106,403	94,689
Machinery and equipment	547,956	498,319
Construction in progress	58,476	42,714

Total	750,039	671,942
Less accumulated depreciation and amortization	(338,310)	(297,545)

Property, plant and equipment, net	$411,729	$374,397

        Depreciation expense for 2006, 2005 and 2004 was $49.3, $45.1 and $43.9 million, respectively.

Note 11.    Long-Term Debt

        Long-term debt consists of the following:

	December 31,
	2006	2005
	(Thousands)
8% Senior Notes due 2007	$99,940	$99,865
8% Senior Notes due 2008	154,838	154,754
7 3/4% Senior Notes due 2014	250,680	250,770
Borrowings under the Senior Secured Revolving Credit Facility	60,000	17,000
Industrial development revenue bonds with various interest rates and maturity dates to 2029	7,795	14,200
Chester Loan	11,133	13,817
Other notes payable	2,938	2,829

Total	587,324	553,235
Less current maturities	(102,918)	(19,768)

Long-term debt less current maturities	$484,406	$533,467

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

        In July 2003, the Company entered into a $350 million Senior Secured Revolving Credit Facility. On May 7, 2004, the Company amended its $350 million Senior Secured Revolving Credit Facility, which reduced the floating rate of interest as defined in the $350 million Senior Secured Revolving Credit Facility. On July 12, July 19 and November 5, 2004, the Senior Secured Revolving Credit Facility was further amended to allow for the issuance of our 2014 Notes (see below).

        On September 28, 2006, the Company entered into an Amended and Restated $450 million Senior Secured Revolving Credit Facility the "Senior Secured Revolving Credit Facility"), replacing its $350 million Senior Secured Revolving Credit Facility, which would have expired in November 2006. The Senior Secured Revolving Credit Facility has a final maturity date of September 28, 2011 and is secured by a first priority lien on substantially all of the Company's assets and the assets of its subsidiaries and is guaranteed by all of its current and future subsidiaries. Availability under the Senior Secured Revolving Credit Facility is based upon eligible Accounts Receivable, Inventory, and Property, Plant and Equipment (the "Collateral"), as defined therein, and includes a sub-limit for letters of credit of $100 million. The Senior Secured Revolving Credit Facility bears interest at a floating rate based on the lenders' Base Rate, the federal funds rate or the Eurodollar rate, each as defined therein. The Company is also required to pay unused commitment fees associated with the Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility provides for optional and mandatory reductions in the overall $450 million commitment, subject to certain conditions as defined. In addition, the Senior Secured Revolving Credit Facility also provides for optional and mandatory prepayments of borrowings outstanding under the Senior Secured Revolving Credit Facility, subject to certain conditions. The Senior Secured Revolving Credit Facility also provides the Company with the ability to increase the size of the facility by up to $200 million, depending on the ability to obtain commitments from lenders and meet specified conditions, as defined.

        Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing our 8% Senior Notes due 2007, our 8% Senior Notes due 2008 and our 7 3/4% Senior Notes due 2014 (see below) (collectively, the "Senior Notes"), the Company is subject to an interest coverage financial ratio when liquidity falls below a specified threshhold, as defined. In addition, the Company is also required to comply with other covenants, which are subject to certain limitations as defined, including but not limited to, the amount of annual capital expenditures and indebtedness, restrictions on restricted payments, including dividends and distributions to the Company's parent corporations and on incurring liens, sales of assets and restrictions on investments and other payments.

        In addition, if a change of control as defined in the Senior Secured Revolving Credit Facility occurs, the Senior Secured Revolving Credit Facility could be terminated and the loans under the Senior Secured Revolving Credit Facility accelerated by the holders of that indebtedness. If that event occurred it would cause the Company's outstanding Senior Notes to be accelerated.

        As of December 31, 2006, after giving effect to the most restrictive of the aforementioned restrictions, the Company could not have paid additional dividends or made other restricted payments to its parent corporation. In addition, at December 31, 2006, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions as outlined in the Senior Secured Revolving Credit Facility and the indentures governing the Company's Senior Notes. In addition, for the potential impact of the Asbestos-related Bodily Injury Claims on the Company's results of operations, see Note 5.

        As of December 31, 2006, the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility and the indentures governing the Senior Notes.

        In July 2004, the Company issued $200.0 million in aggregate principal amount of 7 3/4% Senior Notes due 2014, which collectively with the additional $50.0 million in aggregate principal amount of 7 3/4% Senior Notes due 2014 issued in November 2004, (see below) (the "2014 Notes"), at 100.0% of the principal amount. The net proceeds from the issuance of the 2014 Notes, after deducting initial purchasers' discounts and commissions and offering expenses were approximately $195.9 million. In August 2004, the Company exercised a call notice issued in July 2004 and used approximately $101.8 million of the net proceeds to redeem all of its issued and outstanding 2006 Notes, including accrued and unpaid interest on such notes through the date of redemption. In addition, the Company used the remaining net proceeds of approximately $94.1 million to reduce amounts outstanding under its Senior Secured Revolving Credit Facility. The redemption price of the 2006 Notes was 101.438% of the principal amount outstanding and the premium of approximately $1.4 million was recorded in interest expense in July 2004. In connection with the extinguishment of the 2006 Notes, the Company recorded an expense of the remaining deferred financing fees of approximately $0.7 million in July 2004 and included this amount in interest expense.

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

        The Senior Notes are secured by a second-priority lien on the same assets securing the Senior Secured Revolving Credit Facility for so long as the first-priority lien remains in effect, subject to certain limited exceptions and have been guaranteed by the subsidiaries that guaranteed the Senior Secured Revolving Credit Facility. In connection with these transactions, the Company entered into an Amended and Restated Security Agreement, which grants a security interest in the Collateral in favor of the collateral agent on behalf of the lenders under the Senior Secured Revolving Credit Facility and the holders of the Company's outstanding Senior Notes. The Company also entered into an Amended and Restated Collateral Agent Agreement, which provides, among other things, that we maintain a lockbox and depository control agreement for the benefit of the secured parties and the sharing of proceeds with respect to any foreclosure or other remedy in respect of the Collateral. As of December 31, 2006, the book value of the collateral securing the Senior Notes and the Senior Secured Revolving Credit Facility was approximately $1,018.7 million. The Company is also required to pay unused commitment fees associated with the Senior Secured Revolving Credit Facility. For 2006, 2005 and 2004 these fees amounted to $0.7, $1.2 and $1.1 million, respectively.

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

        In December 2004, the Company redeemed its Nashville, Tennessee Industrial Development Revenue Bonds for $8.5 million. In 2006, the Company repurchased $6.3 million of industrial revenue bond certificates issued by the Company in 1990 with respect to the Fontana, California Industrial Revenue Development Bond. The Company has two remaining industrial development revenue bond issues outstanding, which bear interest at short-term floating rates. Interest rates on the foregoing obligations ranged between 2.9% and 4.3% during 2006. The Company's industrial development revenue bonds are secured by letters of credit under the Senior Secured Revolving Credit Facility.

        At December 31, 2006, the Company had outstanding letters of credit of approximately $47.4 million under the Senior Secured Revolving Credit Facility, which includes approximately $11.2 million of standby letters of credit related to certain obligations of G-I Holdings. During 2006, the Company paid $0.5 million as a distribution to our indirect parent corporation related to previously outstanding standby letters of credit.

        The Company believes that the fair value of its non-public indebtedness approximates the book value of such indebtedness, because the interest rates on substantially all such indebtedness are at floating short-term rates or the debt has a relatively short maturity. With respect to the Company's Senior Notes, the Company has obtained estimates of the fair values from an independent source believed to be reliable. The estimated fair values of the Company's Senior Notes at December 31, 2006 and 2005 are as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Thousands)
2007 Notes	$99,940	$101,488	$99,865	$98,866
2008 Notes	154,838	161,718	154,754	153,206
2014 Notes	250,680	226,250	250,770	241,250

        The aggregate maturities of long-term debt, including accretion of approximately $0.2 million, as of December 31, 2006 for the next five years and thereafter are as follows:

(Thousands)
2007	$103,134
2008	158,438
2009	3,769
2010	2,271
2011	60,629
Thereafter	259,305

        In the above table maturities for the year 2007 include $100.0 million related to the 2007 Notes and $2.9 million related to the Chester Loan. Maturities for the year 2008 include $155.0 million related to the 2008 Notes and $3.1 million related to the Chester Loan. Maturities for the year 2009 include $3.4 million related to the Chester Loan and $0.2 million related to the 10 1/2% Michigan City, Indiana Note (the "Michigan City Note"). Maturities for the year 2010 include $1.8 million related to the Chester Loan and $0.3 million related to the Michigan City Note. Maturities for the year 2011 include $60.0 million related to the Senior Secured Revolving Credit Facility and $0.4 million related to the Michigan City Note. Thereafter maturities include $250.2 million related to the 2014 Notes, $7.3 million related to the Mount Vernon, Indiana and the Shafter, California Industrial Development Revenue Bonds and $1.8 million related to the Michigan City Note.

Note 12.    Benefit Plans

        Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

  Defined Contribution Plan

        The Company provides a defined contribution plan for certain eligible salaried employees. The Company contributes up to 7% of participants' compensation and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $7.0, $6.6 and $6.2 million for 2006, 2005 and 2004, respectively.

        The Company provides a defined contribution plan for certain eligible hourly employees. The Company contributes a discretionary matching contribution ranging between 0% and 50% of each participant's eligible contributions each year up to a maximum range of either $250 to $6,600 or 3% to

4% of salary, whichever is greater, for each participant, as defined. Certain participants also receive a contribution equal to 3.5% of their annual compensation regardless of whether the participants participate in the plan. Such contributions were $1.1, $0.8 and $0.5 million for 2006, 2005 and 2004, respectively.

  Defined Benefit Plans

        The Company provides a noncontributory defined benefit retirement plan for certain hourly and salaried employees (the "Retirement Plan"). Benefits under these plans are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

        In September 2006, the FASB issued SFAS No. 158, which requires the net amount by which the defined-benefit or postretirement obligation plan is over or underfunded to be reported on a company's balance sheet. SFAS No. 158 replaces FASB Statement No. 87's requirement to report at least a minimum pension liability, measured as the excess of the accumulated benefit obligation over the fair value of the plan assets. The funded status amount to be recognized by SFAS No. 158 is measured as the difference between the fair value of plan assets and the plan's benefit obligation, with the benefit obligation including all actuarial gains and losses, prior service cost, and any remaining transition amounts. SFAS No. 158 does not change the components of net periodic benefit cost. All items currently deferred when applying FASB Statements 87 and 106 are now recognized as a component of accumulated other comprehensive income, net of all applicable taxes. SFAS No. 158 will also require a fiscal-year end measurement date of plan assets and benefit obligations, eliminating the use of an earlier measurement date, however this aspect will not become effective until fiscal years ending after December 15, 2008. All other aspects of SFAS No. 158 are effective as of December 31, 2006. The Company's adoption of SFAS No. 158 during its fourth quarter of fiscal year ending December 31, 2006 did not have a material impact on its consolidated financial statements. See tables below.

        The Company's net periodic pension cost for the Retirement Plan included the following components:

	Year Ended December 31,
	2006	2005	2004
	(Thousands)
Service cost	$1,507	$1,418	$1,350
Interest cost	2,095	1,990	1,906
Expected return on plan assets	(2,990)	(2,844)	(2,665)
Amortization of unrecognized prior service cost	39	39	35
Amortization of net losses from earlier periods	360	313	281

Net periodic pension cost (benefit)	$1,011	$916	$907

        The following tables set forth, for the years 2006 and 2005, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and amounts recognized in the consolidated balance sheets related to the Retirement Plan. The Company uses a December 31 measurement date for its retirement plan.

	December 31,
	2006	2005
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(37,017)	$(34,440)
Service cost	(1,507)	(1,418)
Interest cost	(2,095)	(1,990)
Amendments	(10)	(44)
Actuarial gains (losses)	1,130	(506)
Benefits paid	1,038	1,381

Benefit obligation at end of year	$(38,461)	$(37,017)

Change in plan assets:
Fair value of plan assets at beginning of year	$32,149	$30,583
Actual return on plan assets	3,935	2,947
Employer contributions	—	—
Benefits paid	(1,038)	(1,381)

Fair value of plan assets at end of year	$35,046	$32,149

Reconciliation of funded status:
Funded status	$(3,414)	$(4,868)
Unrecognized prior service cost	141	171
Unrecognized actuarial losses	6,152	8,587

Net prepaid benefit cost recognized in consolidated balance sheets before adoption of SFAS No. 158	$2,879	$3,890

Amounts recognized in consolidated balance sheets before adoption of SFAS No. 158:
Prepaid benefit cost	$—	$—
Accrued minimum pension liability	(3,414)	(4,868)
Intangible asset	141	171
Accumulated other comprehensive loss	6,152	8,587

Net amount recognized in consolidated balance sheets before adoption of SFAS No. 158	$2,879	$3,890

Amounts recognized in consolidated balance sheets after adoption of SFAS No. 158:
Noncurrent assets		$—		$—
Current liabilities		—		N/A
Noncurrent liabilities		(3,414)		N/A

Net amount recognized in consolidated balance sheets after adoption of SFAS No. 158		$(3,414)	$	N/A

Change in amounts in other comprehensive loss before adoption of SFAS No. 158:
Increase in additional minimum liability	$	N/A		$95
Increase in intangible asset		N/A		(5)
Increase in other comprehensive loss	$	N/A		$90
Amounts recognized in other comprehensive loss after adoption of SFAS No. 158:
Net actuarial loss		$6,152	$	N/A
Prior service cost		141		N/A
Unrecognized net initial obligation		—		N/A

Total		$6,293	$	N/A

Change in accumulated other comprehensive loss due to the adoption of SFAS No. 158:		$141	$	N/A

        The accumulated benefit obligation for all defined benefit pension plans was $38.5 and $37.0 million at December 31, 2006 and 2005, respectively.

        Information on actual and future expected benefit payments related to the Retirement Plan follows:

Actual benefit payments	(Thousands)
2004	$1,068
2005	1,380
2006	1,038
Future expected benefit payments
2007	$1,520
2008	1,672
2009	1,819
2010	1,978
2011	2,165
2012 through 2016	14,157
	Year ended December 31,
	2007 Expected	2006 Actual	2005 Actual	2004 Actual
	(Thousands)
Employer contributions:
Required	$1.0	$—	$—	$—
Additional discretionary	—	—	—	—

Total	$1.0	$—	$—	$—

        Weighted-average assumptions:

	December 31,
	2006	2005
Discount rate:
As of January 1 (for determining net periodic pension cost for years ended December 31)	5.75%	6.00%
As of December 31 (for determining projected benefit obligation at December 31)	6.00%	5.75%
Expected return on plan assets	9.50%	9.50%
Rate of compensation increase	N/A	N/A

        The following table highlights the sensitivity of the Company's pension obligations and expense to changes in assumptions related to the Retirement Plan:

	Impact on Pension Expense	Impact on Projected Benefit Obligation
	(Thousands)
Change in Assumption:
25 basis point increase in discount rate	-130.0	-1,400.0
25 basis point decrease in discount rate	+130.0	+1,400.0
25 basis point increase in rate of return on assets	-80.0	N/A
25 basis point decrease in rate of return on assets	+80.0	N/A

        The Company sets the discount rate assumption annually for its retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by the Company's actuaries and the Company's financial management. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. The Company's expected long-term rate of return on assets assumption for the Retirement Plan was 9.5% in 2006 and 2005.

        At December 31, 2006 and 2005, the asset allocations for the Retirement Plan, by asset category, are as follows:

	Plan Assets at December 31,
	2007 Target %	2006 Actual	2005 Actual
Asset Category:
Equity securities	25–45%	41%	37%
Fixed income securities	40–70%	54%	57%
Cash and equivalents	0–10%	3%	3%
Other	0–10%	2%	3%

Total		100%	100%

        With the assets in the Retirement Plan, the Company invests primarily in market-neutral absolute-return strategies which serve to minimize volatility while providing consistent positive returns and preserving capital. These investments include both equity and fixed income securities and may incorporate the use of options, futures and other financial instruments. Implementation of this policy involves investments with outside managers who have expertise in these strategies.

        The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense for this plan was not significant for 2006, 2005 and 2004. The liability related to this plan was $1.2 and $1.2 million at December 31, 2006 and 2005, respectively, and is included within other liabilities.

  Postretirement Medical and Life Insurance

        The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997. Effective March 1, 2005, the Company amended the plan eliminating postretirement medical benefits affecting all current and future retirees. The reduction of future retirees created a curtailment as the amendment significantly reduced the expected years of future services for active plan participants. The curtailment also required an acceleration of the prior service cost established prior to the amendment, which was treated as a curtailment gain of $0.1 million and was immediately recognized in income (see below).

        Net periodic postretirement (benefit) cost included the following components:

	Year Ended December 31,
	2006	2005	2004
	(Thousands)
Service cost	$13	$54	$157
Interest cost	122	168	291
Amortization of unrecognized prior service cost	(619)	(532)	(95)
Curtailment gain	—	(109)	—
Amortization of net gains from earlier periods	(237)	(265)	(258)

Net periodic postretirement (benefit) cost	$(721)	$(684)	$95

        The following table sets forth, for the years 2006 and 2005, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the consolidated balance sheets related to postretirement medical and life insurance benefits. The Company uses a December 31 measurement date for its postretirement medical and life insurance plan.

	December 31,
	2006	2005
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(2,165)	$(5,105)
Service cost	(13)	(54)
Interest cost	(122)	(168)
Actuarial (losses) gains	34	(1,501)
Plan amendment	—	4,479
Benefits paid, net of participant contributions	161	184

Benefit obligation at end of year	$(2,105)	$(2,165)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	161	184
Participant contributions	19	27
Benefits paid	(180)	(211)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Funded status	$(2,105)		$(2,165)
Unrecognized prior service cost	—		(4,101)
Unrecognized actuarial gains	—		(3,068)

Net amount recognized in consolidated balance sheets as accrued benefit cost	$(2,105)		$(9,334)

Amounts recognized in consolidated balance sheets before adoption of SFAS No. 158:
Prepaid benefit cost	$—		$—
Accrued benefit liability	(8,452)		(9,334)
Intangible asset	—		—
Accumulated other comprehensive income (loss)	—		—

Net amount recognized in consolidated balance sheets before adoption of SFAS No. 158	$(8,452)		$(9,334)

Amounts recognized in consolidated balance sheets after adoption of SFAS No. 158:
Noncurrent assets	$—		N/A
Current liabilities	(210)		N/A
Noncurrent liabilities	(1,895)		N/A

Net amount recognized in consolidated balance sheets after adoption of SFAS No. 158	$(2,105)	$	N/A

Amounts recognized in other comprehensive income after adoption of SFAS No. 158:
Net actuarial gain	$(2,864)	$	N/A
Prior service cost	(3,483)		N/A
Unrecognized transition obligation	—		—

Total	$(6,347)	$	N/A

Change in accumulated other comprehensive income due to the adoption of SFAS No. 158:	$(6,347)	$	N/A

        The Company's postretirement medical and life insurance plan is unfunded. Benefits are paid from the Company's cash flows from operations as they are incurred. The Company expects to contribute approximately $0.2 million to the plan in 2007, which are related to postretirement life insurance expenses. Information on actual and future expected benefit payments related to the postretirement medical and life insurance plan follows:

(Thousands)
Actual benefit payments
2004	$240
2005	211
2006	180
Future expected benefit payments
2007	$217
2008	214
2009	209
2010	203
2011	196
2012 through 2016	854

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

          Weighted-average assumptions:

	December 31,
	2006	2005
Discount rate:
As of January 1 (for determining net periodic benefit cost for years ended December 31)	5.75%	6.00%
As of December 31 (for determining postretirement benefit obligation)	6.00%	5.75%

Note 13.    2001 Long-Term Incentive Plan and Preferred Stock Option Plan

        On January 1, 1996, the Company established the BMCA Preferred Stock Option Plan (the "1996 Plan") to issue options to certain employees to purchase shares of redeemable convertible preferred stock ("Preferred Stock") of the Company, exercisable at a price of $100 per share. Each share of Preferred Stock was convertible, at the holder's option, into shares of common stock of the Company at a formula price based on Book Value (as defined in the option agreement) as of the date of grant. The options vested ratably over five years and expired after nine years. Dividends would accrue on the Preferred Stock from the date of issuance at the rate of 6% per annum. The Preferred Stock was redeemable, at the Company's option, for a redemption price equal to $100 per share plus accrued and unpaid dividends. The Preferred Stock, and common stock issuable upon conversion of Preferred Stock into common stock, was subject to repurchase by the Company under certain circumstances, at a price equal to current Book Value (as defined in the option agreement). The exercise price of the options to purchase Preferred Stock was equal to the estimated fair value per share of the Preferred Stock at the date of grant. As of December 31, 2006, options to purchase 400,000 shares of Preferred Stock remain available for future grant under the 1996 Plan. No options were granted in 2006, 2005 and 2004.

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

        In 2001, employees exchanged an aggregate of 198,559 stock options granted under the 1996 Plan (discussed above) for an aggregate of 81,862 Incentive Units. At December 31, 2006, 2005 and 2004, 98,633, 146,814 and 124,455 Incentive Units were outstanding. (See table below.) Compensation expense for such Incentive Units was $6.4, $9.8 and $8.2 million in 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, the 2001 Long Term Incentive Plan liability amounted to $20.3 and $26.0 million respectively, and was included in accrued liabilities.

        The following is a summary of activity for incentive units related to the 2001 Long-Term Incentive Plan:

	Year Ended December 31,
	2006	2005	2004
Incentive Units outstanding, January 1,	146,814	124,455	124,782
Granted	6,200	35,205	9,800
Exercised	(41,087)	(9,464)	(5,594)
Forfeited	(13,294)	(3,382)	(4,533)

Incentive Units outstanding, December 31,	98,633	146,814	124,455

        The initial value of the incentive units granted on July 1, 2006 and January 1, 2006 was $569.74 and $534.19, respectively. The initial value of the incentive units granted in 2005 and 2004, was $478.16 and $300.00, respectively.

Note 14.    Business Segment Information

        The Company is a leading national manufacturer and marketer of a broad line of asphalt and polymer based roofing products and accessories for the residential and commercial roofing markets. The Company also manufactures and markets specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. The residential roofing product line primarily consists of premium laminated shingles, asphalt strip shingles, and certain specialty shingles. Sales of residential roofing products in 2006, 2005 and 2004 were $1,451.4, $1,459.4 and $1,310.3 million and represented approximately 74%, 75% and 74%, respectively, of the Company's net sales. The Company's commercial roofing product line includes a full line of modified bitumen, asphalt built-up roofing, liquid applied membrane, thermoplastic, thermoplastic polyolefin, insulation and roofing accessories. Sales of commercial roofing products and accessories in 2006, 2005 and 2004 were $442.2, $416.6 and $384.7 million and represented approximately 22%, 21% and 22%, respectively, of the Company's net sales. Sales of the specialty building products and accessories products in 2006, 2005 and 2004 were $75.6, $79.8 and $78.4 million and represented approximately 4%, respectively, of the Company's net sales.

        The Company aggregates the residential and commercial product lines into one operating segment since they have similar economic characteristics and are similar in each of the following areas: (i) the nature of the products and services are similar in that they perform the same function—the protection and covering of residential and commercial roofs; (ii) the nature of the production processes are similar; (iii) the type or class of customer for their products and services are similar; (iv) the residential and commercial products have the same distribution channels, whereby the main customers are wholesalers or distributors; and (v) regulatory requirements are generally the same for both the residential and commercial product lines. The specialty building products and accessories products did not meet quantitative thresholds in 2006, 2005 and 2004 to be considered as a reportable segment.

Note 15.    Related Party Transactions

        Included in the consolidated balance sheets are the following receivable (payable) balances with related parties, which arise from operating and financing transactions between the Company and its affiliates:

	December 31,
	2006	2005
	(Thousands)
Tax receivable from parent corporation	$9,132	$804

Payable to related parties	$(5,952)	$(12,087)

Loans payable to parent corporation	$(52,840)	$(52,840)

Loans receivable from parent corporation, included in Stockholders' Equity	$56,031	$55,840

        The Company makes loans to, and borrows from, its parent corporations from time to time at rates ranging from 7.3% to 8.3% in 2006. During 2001 and on July 1, 2003 and December 29, 2003, the Company loaned BMCA Holdings Corporation $2.5, $37.8 and $15.0 million, respectively, and on July 9, 2003 and December 29, 2003, BMCA Holdings Corporation loaned the Company $37.8 and $15.0 million, respectively. As of December 31, 2006 and 2005, BMCA Holdings Corporation owed the Company $56.0 and $55.8 million, including interest of $0.8 and $0.6 million, respectively, and the Company owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively, with no unpaid interest payable to BMCA Holdings Corporation, respectively. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $4.9, $4.0, and $2.9 million in 2006, 2005 and 2004, respectively and is included in other expense, net. Interest expense on the Company's loans from BMCA Holdings Corporation amounted to $4.7, $3.8 and $2.8 million in 2006, 2005 and 2004, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Revolving Credit Facility and the Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing the Company's Senior Notes at December 31, 2006, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions. The Company also makes non-interest bearing advances to affiliates, of which no balance was outstanding as of December 31, 2006 and 2005. In addition, no loans were owed or other lending activities were entered into by the Company to other affiliates.

        As of December 31, 2006, the Company has included on its balance sheet a tax receivable from parent corporation of $9.1 million, representing amounts paid in excess of amounts due in 2006 to G-I Holdings under the Tax Sharing Agreement (see Note 8). As of December 31, 2005, the Company has included on its consolidated balance sheet a tax receivable from parent corporation of $0.8 million, representing amounts paid in excess of amounts due in 2005 to G-I Holdings under the Tax Sharing Agreement, which we applied against our 2006 tax sharing payment due to G-I Holdings. See Notes 8 and 16.

        On December 29, 2006, the Company declared and paid cash dividends, amounting to $15.0 million to its parent corporation. On November 23, 2005 and December 29, 2005 the Company declared and paid cash dividends, each amounting to $7.5 million, respectively, to its parent corporation.

        During the years ended December 31, 2006 and December 31, 2005, the Company paid $24.1 and $22.0 million, respectively, in federal income tax payments to its parent corporation pursuant to a Tax Sharing Agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

        Mineral Products:    The Company and its subsidiaries purchase all of their colored roofing granules and algae-resistant granules under a long-term requirements contract from ISP Minerals Inc. ("ISP Minerals"), an affiliate of BMCA and also of International Specialty Products, Inc. and its subsidiaries ("ISP"). In 2006, 2005 and 2004, the Company and its subsidiaries purchased in the aggregate approximately $102.3, $108.3 and $98.2 million, respectively, of mineral products from ISP Minerals. The amount payable to ISP Minerals at December 31, 2006 and 2005 for such purchases was $5.2 and $11.4 million, respectively, and is included in payable to related parties in the consolidated balance sheets.

        Management Agreements:    Pursuant to a management agreement, a subsidiary of ISP, provides certain general management, administrative, legal and facilities services to the Company, including the use of the Company's headquarters in Wayne, New Jersey. Charges to the Company by ISP for these services under the management agreement, inclusive of the services provided to G-I Holdings, discussed below, aggregated $6.1, $5.8 and $5.6 million for 2006, 2005 and 2004, respectively. These charges consist of management fees and other reimbursable expenses attributable to the Company, or incurred by ISP for the benefit of the Company. The amount payable to ISP for management fees as of December 31, 2006 and 2005 was $0.4 and $0.4 million, respectively, and is included in payable to related parties in the consolidated balance sheets. The management agreement also provides that the Company is responsible for providing management services to G-I Holdings and certain of its subsidiaries and that G-I Holdings pay to the Company a management fee for these services. The aggregate amount paid by G-I Holdings to the Company for services rendered under the management agreement in 2006, 2005 and 2004 was approximately $0.9, $0.8 and $0.8, respectively. The Company also allocates a portion of the management fees payable by the Company under the management agreement as lease payments for the use of the Company's headquarters. Some of the Company's executive officers receive their compensation from ISP. ISP is indirectly reimbursed for this compensation through payment of the management fee and other reimbursable expenses payable under the management agreement.

        Tax Sharing Agreement:    See Note 8.

Note 16.    Commitments and Contingencies

        The Company's parent corporations, G-I Holdings and BMCA Holdings Corporation, are essentially holding companies without independent business operations. G-I Holdings and BHC are presently dependent upon the earnings and cash flows of their subsidiaries, principally the Company, in order to satisfy their net obligations, including various tax and other claims and liabilities (net of certain insurance receivables), including tax liabilities relating to the surfactants partnership. See Note 8. G-I Holdings has advised the Company that it expects to obtain funds to satisfy G-I Holdings' operating expenses from, among other things, distributions from subsidiaries (principally the Company). See Notes 5, 8 and 15.

        On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. The Company is not included in such bankruptcy filing. There are restrictions under the indentures relating to the Senior Notes and the Senior Secured Revolving Credit Facility on payments by the Company to its parent corporations.

        During the twelve months ending December 31, 2007, the Company expects to make distributions and/or advances to its parent corporations to satisfy the obligations discussed above for not more than the extent permitted by the Senior Secured Revolving Credit Facility and the Senior Notes. The Company does not believe that the dependence of its parent corporations on the cash flows of their subsidiaries should have a material adverse effect on the operations, liquidity or capital resources of the Company. See Notes 5, 8, 11 and 15.

        At December 31, 2006, the Company has outstanding letters of credit of approximately $47.4 million under the Senior Secured Revolving Credit Facility, which includes approximately $11.2 million of standby letters of credit related to certain obligations of G-I Holdings. See Note 5.

        In June 2001, the Company entered into employment security agreements with certain of its executive officers and key personnel. The agreements have no expiration date, are supported by irrevocable letters of credit and provide for a single-sum payment consisting of one to three times salary and bonus and related benefits if employment is terminated or a change in employment responsibilities occurs within a thirty-six month period following the change in control event, as defined. At December 31, 2006 the aggregate value of the employment security agreements was $6.1 million, which excludes the cost of medical benefits and any amounts due under the 2001 Long-Term Incentive Plan.

        In the ordinary course of business, the Company has several supply agreements that include minimum annual purchase requirements amounting to $201.3 million at December 31, 2006 payable over the next five years. In the event these purchase requirements are not met, the Company may be required to make payments under these supply agreements.

        The Company is a lessee under operating leases principally for warehouses, production machinery and equipment, and transportation and computer equipment. Rental expense on operating leases was $42.6, $37.2 and $31.7 million for 2006, 2005 and 2004, respectively. Future minimum lease payments for properties which were held under long-term noncancellable leases as of December 31, 2006 were as follows:

Operating Leases
(Thousands)
2007	$26,128
2008	24,585
2009	20,849
2010	17,156
2011	5,659
Thereafter	20,300

Total minimum payments	$114,677

        The Company adopted the provisions of SAB No. 108 during its fourth quarter of 2006. In accordance with the transition provision of SAB No. 108, the Company recorded a $1.9 million, net of tax of $1.2 million decrease to opening retained earnings to reflect the recognition of rent expense on a straight-line basis related to rent escalations in certain operating leases.

        Included in net sales in 2006 were net sales to two customers of 16% and 13%, respectively, in 2005, 17% and 12%, respectively, and in 2004, 17% and 12%, respectively. No other customer accounted for more than 10% of net sales in 2006, 2005 or 2004.

        The Company includes in other expense, net certain legal fees related to its business. For 2006, 2005 and 2004 the Company included $3.8, $6.6 and $7.0 million, respectively, of legal fees in other expense, net.

Note 17.    Subsequent Events

        On February 9, 2007, the Company, through two of its subsidiaries, entered into an Agreement and Plan of Merger (the "Merger Agreement") with ElkCorp, a Dallas, Texas based manufacturer of roofing products and building materials. Prior to entering into the Merger Agreement, one of those subsidiaries initiated a tender offer to purchase each outstanding share of common stock of ElkCorp at a price of $43.50. The tender offer was amended on February 12, 2007 to reflect the terms of the Merger Agreement. The Board of Directors of ElkCorp has recommended to its shareholders that they accept the offer and tender their shares to the Company's subsidiary. If the tender offer is consummated, the Company, subject to the satisfaction of the conditions in the Merger Agreement, intends to merge its subsidiary into ElkCorp, with ElkCorp surviving the merger as the Company's wholly owned subsidiary.

        In response to current market conditions, to better service customer demand and reduce costs the Company announced in January 2007 that it will close two manufacturing facilities located in Erie, Pennsylvania and Stockton, California in 2007. The Company intends to evaluate the future use of these facilities. The effect of closing these facilities will not be material to the Company's results of operations.

Note 18.    Guarantor Financial Information

        At December 31, 2006, all of the Company's subsidiaries, each of which is wholly-owned by the Company, are guarantors under the Company's Senior Secured Revolving Credit Facility and the indentures governing the Senior Notes. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 8% Senior Notes due 2007.

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

        Presented below is condensed consolidating financial information for the Company, the co-obligor subsidiary and the guarantor subsidiaries. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto. Separate financial statements for the Company, the co-obligor subsidiary and the guarantor subsidiaries are not included herein, because the guarantees are full, unconditional and joint and several.

Condensed Consolidating Statement of Income
Year Ended December 31, 2006
(Thousands)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,859,910	$—	$109,260	$—	$1,969,170
Intercompany net sales	1,384	1,151,622	79,655	(1,232,661)	—

Total net sales	1,861,294	1,151,622	188,915	(1,232,661)	1,969,170

Costs and expenses, net:
Cost of products sold	1,438,718	1,014,447	175,872	(1,232,661)	1,396,376
Selling, general and administrative	333,177	82,435	32,043	—	447,655
Other (income) expense, net	249	69	(36)	—	282
Intercompany licensing (income) expense, net	74,452	26,253	(100,705)	—	—
Transition service agreement (income) expense	100	(100)	—	—	—

Total costs and expenses, net	1,846,696	1,123,104	107,174	(1,232,661)	1,844,313

Income before equity in earnings of subsidiaries, interest and income taxes	14,598	28,518	81,741	—	124,857
Equity in earnings of subsidiaries	50,878	—	—	(50,878)	—
Interest expense	(34,412)	(7,717)	(19,380)	—	(61,509)

Income before income taxes	31,064	20,801	62,361	(50,878)	63,348
Income tax (expense) benefit	7,686	(8,075)	(24,209)	—	(24,598)

Net income	$38,750	$12,726	$38,152	$(50,878)	$38,750

Condensed Consolidating Statement of Income
Year Ended December 31, 2005
(Thousands)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,832,994	$—	$122,791	$—	$1,955,785
Intercompany net sales	2,109	1,137,579	59,148	(1,198,836)	—

Total net sales	1,835,103	1,137,579	181,939	(1,198,836)	1,955,785

Costs and expenses, net:
Cost of products sold	1,391,969	1,008,487	157,973	(1,198,836)	1,359,593
Selling, general and administrative	325,972	75,021	30,384	—	431,377
Other (income) expense, net	4,417	(250)	(3)	—	4,164
Intercompany licensing (income) expense, net	73,404	24,418	(97,822)	—	—
Transition service agreement (income) expense	100	(100)	—	—	—

Total costs and expenses, net	1,795,862	1,107,576	90,532	(1,198,836)	1,795,134

Income before equity in earnings of subsidiaries, interest and income taxes	39,241	30,003	91,407	—	160,651
Equity in earnings of subsidiaries	64,548	—	—	(64,548)	—
Interest expense	(44,978)	(9,872)	(7,454)	—	(62,304)

Income before income taxes	58,811	20,131	83,953	(64,548)	98,347
Income tax (expense) benefit	2,179	(7,646)	(31,890)	—	(37,357)

Net income	$60,990	$12,485	$52,063	$(64,548)	$60,990

Condensed Consolidating Statement of Income
Year Ended December 31, 2004
(Thousands)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,659,987	$—	$113,402	$—	$1,773,389
Intercompany net sales	44,710	1,176,760	37,141	(1,258,611)	—

Total net sales	1,704,697	1,176,760	150,543	(1,258,611)	1,773,389

Costs and expenses, net:
Cost of products sold	1,311,287	1,053,178	119,941	(1,258,611)	1,225,795
Selling, general and administrative	299,845	67,646	23,838	—	391,329
Other (income) expense, net	6,338	(256)	(8)	—	6,074
Intercompany licensing (income) expense, net	68,188	25,684	(93,872)	—	—
Transition service agreement (income) expense	100	(100)	—	—	—

Total costs and expenses, net	1,685,758	1,146,152	49,899	(1,258,611)	1,623,198

Income before equity in earnings of subsidiaries, interest and income taxes	18,939	30,608	100,644	—	150,191
Equity in earnings of subsidiaries	74,715	—	—	(74,715)	—
Interest expense	(50,523)	(10,150)	(2,034)	—	(62,707)

Income before income taxes	43,131	20,458	98,610	(74,715)	87,484
Income tax (expense) benefit	11,765	(7,621)	(36,732)	—	(32,588)

Net income	$54,896	$12,837	$61,878	$(74,715)	$54,896

Condensed Consolidating Balance Sheet
December 31, 2006
(Thousands)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$18	$1,870	$5,889	$—	$7,777
Accounts receivable, trade, net	177,137	—	13,722	—	190,859
Accounts receivable, other	4,957	537	105	—	5,599
Tax receivable from parent coporation	9,132	—	—	—	9,132
Inventories, net	165,538	49,318	23,853	—	238,709
Deferred income tax assets, net	21,710	—	—	—	21,710
Other current assets	7,753	4,235	221	—	12,209

Total Current Assets	386,245	55,960	43,790	—	485,995
Investment in subsidiaries	626,836	—	—	(626,836)	—
Intercompany loans including accrued interest	378,725	16,515	(395,240)	—	—
Due from (to) subsidiaries, net	(720,388)	(68,470)	788,858	—	—
Property, plant and equipment, net	45,274	250,100	116,355	—	411,729
Goodwill, net	40,080	—	24,714	—	64,794
Other noncurrent assets	44,723	22,543	57	—	67,323

Total Assets	$801,495	$276,648	$578,534	$(626,836)	$1,029,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$102,913	$5	$—	$102,918
Accounts payable	53,312	28,436	9,203	—	90,951
Payable to related parties, net	1,172	4,780	—	—	5,952
Loans payable to parent corporation	52,840	—	—	—	52,840
Accrued liabilities	39,533	60,490	1,359	—	101,382
Product warranty claims	9,000	—	—	—	9,000

Total Current Liabilities	155,857	196,619	10,567	—	363,043
Long-term debt less current maturities	465,518	18,885	3	—	484,406
Product warranty claims	17,571	—	401	—	17,972
Deferred income tax liabilities	39,551	—	—	—	39,551
Other liabilities	60,793	1,694	177	—	62,664

Total Liabilities	739,290	217,198	11,148	—	967,636
Total Stockholders' Equity	62,205	59,450	567,386	(626,836)	62,205

Total Liabilities and Stockholders' Equity	$801,495	$276,648	$578,534	$(626,836)	$1,029,841

Condensed Consolidating Balance Sheet
December 31, 2005
(Thousands)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$9	$180	$6,693	$—	$6,882
Accounts receivable, trade, net	250,519	—	19,445	—	269,964
Accounts receivable, other	5,054	1,249	177	—	6,480
Tax receivable from parent corporation	804	—	—	—	804
Inventories, net	140,136	37,132	25,430	—	202,698
Deferred income tax assets, net	31,842	—	—	—	31,842
Other current assets	7,015	6,160	400	—	13,575

Total Current Assets	435,379	44,721	52,145	—	532,245
Investment in subsidiaries	575,958	—	—	(575,958)	—
Intercompany loans including accrued interest	185,148	(482)	(184,666)	—	—
Due from (to) subsidiaries, net	(569,763)	(11,626)	581,389	—	—
Property, plant and equipment, net	35,690	262,149	76,558	—	374,397
Goodwill, net	40,080	—	27,054	—	67,134
Other noncurrent assets	9,798	20,594	157	—	30,549

Total Assets	$712,290	$315,356	$552,637	$(575,958)	$1,004,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$17,000	$2,763	$5	$—	$19,768
Accounts payable	49,996	58,387	16,538	—	124,921
Payable to related parties, net	6,885	5,202	—	—	12,087
Loans payable to parent corporation	52,840	—	—	—	52,840
Accrued liabilities	35,631	74,297	6,057	—	115,985
Product warranty claims	14,900	—	—	—	14,900

Total Current Liabilities	177,252	140,649	22,600	—	340,501
Long-term debt less current maturities	405,524	127,936	7	—	533,467
Product warranty claims	15,642	—	660	—	16,302
Deferred income tax liabilities	49,416	—	—	—	49,416
Other liabilities	21,430	—	183	—	21,613

Total Liabilities	669,264	268,585	23,450	—	961,299
Total Stockholders' Equity	43,026	46,771	529,187	(575,958)	43,026

Total Liabilities and Stockholders' Equity	$712,290	$315,356	$552,637	$(575,958)	$1,004,325

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2006
(Thousands)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Consolidated
Cash and cash equivalents, beginning of year	$9	$180	$6,693	$6,882

Cash provided by (used in) operating activities:
Net income (loss)	(12,128)	12,726	38,152	38,750
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,155	38,093	7,073	49,321
Amortization	—	2,993	—	2,993
Deferred income taxes	2,770	—	—	2,770
Noncash interest charges, net	3,262	1,334	—	4,596
(Increase) decrease in working capital items	49,088	(54,107)	(2,129)	(7,148)
Decrease in product warranty claims	(825)	—	—	(825)
(Increase) decrease in other assets	(6,154)	(5,910)	100	(11,964)
Increase (decrease) in other liabilities	7,658	—	(7)	7,651
Change in net receivable from/payable to related parties/parent corporations	(59,228)	41,871	2,894	(14,463)
Other, net	(42)	(156)	1,070	872

Net cash provided by (used in) operating activities	(11,444)	36,844	47,153	72,553

Cash provided by (used in) investing activities:
Capital expenditures and acquisition of a manufacturing facility	(13,612)	(25,886)	(47,952)	(87,450)

Net cash used in investing activities	(13,612)	(25,886)	(47,952)	(87,450)

Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	824,000	—	—	824,000
Repurchase of industrial development revenue bond certificates	—	(6,325)	—	(6,325)
Repayments of long-term debt	(781,000)	(2,943)	(5)	(783,948)
Distributions to parent corporation	(521)	—	—	(521)
Dividends to parent corporation	(15,000)	—	—	(15,000)
Loan to parent corporation	(191)	—	—	(191)
Financing fees and expenses	(2,223)	—	—	(2,223)

Net cash provided by (used in) financing activities	25,065	(9,268)	(5)	15,792

Net change in cash and cash equivalents	9	1,690	(804)	895

Cash and cash equivalents, end of year	$18	$1,870	$5,889	$7,777

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2005
(Thousands)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Consolidated
Cash and cash equivalents, beginning of year	$12	$200	$129,270	$129,482

Cash provided by (used in) operating activities:
Net income (loss)	(3,558)	12,485	52,063	60,990
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,621	36,375	5,114	45,110
Amortization	—	2,687	—	2,687
Deferred income taxes	16,232	—	—	16,232
Noncash interest charges, net	4,168	1,317	—	5,485
(Increase) decrease in working capital items	(48,015)	19,972	(1,430)	(29,473)
Decrease in product warranty claims	(911)	—	—	(911)
Increase in other assets	(4,798)	(3,652)	—	(8,450)
Increase in other liabilities	2,215	—	90	2,305
Change in net receivable from/payable to related parties/parent corporations	178,024	(37,858)	(145,783)	(5,617)
Other, net	(63)	(482)	1,857	1,312

Net cash provided by (used in) operating activities	146,915	30,844	(88,089)	89,670

Cash provided by (used in) investing activities:
Capital expenditures and acquisition of manufacturing facility	(2,025)	(28,214)	(34,821)	(65,060)
Proceeds from sale of assets	4,132	—	585	4,717

Net cash provided by (used in) investing activities	2,107	(28,214)	(34,236)	(60,343)

Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	553,000	—	—	553,000
Repayments of long-term debt	(686,000)	(2,650)	(252)	(688,902)
Distributions to parent corporation	(47)	—	—	(47)
Dividends to parent corporation	(15,000)	—	—	(15,000)
Loan to parent corporation	(149)	—	—	(149)
Financing fees and expenses	(829)	—	—	(829)

Net cash used in financing activities	(149,025)	(2,650)	(252)	(151,927)

Net change in cash and cash equivalents	(3)	(20)	(122,577)	(122,600)

Cash and cash equivalents, end of year	$9	$180	$6,693	$6,882

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2004
(Thousands)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Consolidated
Cash and cash equivalents, beginning of year	$8	$189	$2,683	$2,880

Cash provided by (used in) operating activities:
Net income (loss)	(19,819)	12,837	61,878	54,896
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,749	35,155	5,016	43,920
Amortization	—	2,237	—	2,237
Deferred income taxes	(904)	—	—	(904)
Noncash interest charges, net	5,034	1,398	—	6,432
(Increase) decrease in working capital items	(67,242)	24,816	(466)	(42,892)
Increase (decrease) in long-term reserve for product warranty claims	146	—	(5)	141
(Increase) decrease in other assets	187	(5,114)	(65)	(4,992)
Increase (decrease) in other liabilities	37	—	(11)	26
Change in net receivable from/payable to related parties/parent corporations	(24,176)	(25,979)	65,025	14,870
Other, net	(160)	427	514	781

Net cash provided by (used in) operating activities	(103,148)	45,777	131,886	74,515

Cash provided by (used in) investing activities:
Capital expenditures and acquisition of manufacturing facility	(27,360)	(34,525)	(5,299)	(67,184)

Net cash used in investing activities	(27,360)	(34,525)	(5,299)	(67,184)

Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	835,340	—	—	835,340
Repayments of long-term debt	(684,465)	(11,241)	—	(695,706)
Distributions to parent corporation	(260)	—	—	(260)
Dividends to parent corporation	(15,000)	—	—	(15,000)
Loan to parent corporation	(104)	—	—	(104)
Financing fees and expenses	(4,999)	—	—	(4,999)

Net cash provided by (used in) financing activities	130,512	(11,241)	—	119,271

Net change in cash and cash equivalents	4	11	126,587	126,602

Cash and cash equivalents, end of year	$12	$200	$129,270	$129,482

BUILDING MATERIALS CORPORATION OF AMERICA

SUPPLEMENTARY DATA (UNAUDITED)

Quarterly Financial Data (Unaudited)

	2006 by Quarter				2005 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Millions)
Net sales	$505.0	$535.9	$530.3	$398.0	$478.8	$497.6	$496.4	$483.0
Cost of products sold	359.5	369.1	372.2	295.6	335.7	341.5	342.3	340.1

Gross profit	$145.5	$166.8	$158.1	$102.4	$143.1	$156.1	$154.1	$142.9

Income before interest and income taxes	$31.2	$48.7	$43.3	$1.6	$36.8	$46.3	$48.9	$28.6

Interest expense	$(14.5)	$(16.1)	$(15.8)	$(15.1)	$(16.1)	$(16.4)	$(15.0)	$(14.8)

Income (loss) before income taxes	$16.7	$32.6	$27.5	$(13.5)	$20.7	$29.9	$33.9	$13.8
Income tax (expense) benefit	(6.3)	(12.4)	(10.4)	4.6	(7.9)	(11.3)	(12.9)	(5.2)

Net income (loss)	$10.4	$20.2	$17.1	$(8.9)	$12.8	$18.6	$21.0	$8.6

SCHEDULE II

BUILDING MATERIALS CORPORATION OF AMERICA

VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2006

Description	Balance January 1, 2006	Charged to Sales or Expenses		Deductions		Other		Balance December 31, 2006
	(Thousands)
Valuation and Qualifying Accounts
Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$2,310	$(1,017)		$(26	)(b)	$—		$1,319
Allowance for customer incentives	74,505	270,302	(a)	293,865		—		50,942
Reserve for inventory market valuation	4,756	135		2,667		—		2,224
Product warranty claims	31,202	21,220		22,951		(2,500	)(c)	26,971

Year Ended December 31, 2005

Description	Balance January 1, 2005	Charged to Sales or Expenses		Deductions		Other	Balance December 31, 2005
	(Thousands)
Valuation and Qualifying Accounts
Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$1,139	$1,230		$59	(b)	$—	$2,310
Allowance for customer incentives	59,010	266,215	(a)	250,720		—	74,505
Reserve for inventory market valuation	2,477	3,870		1,591		—	4,756
Product warranty claims	32,113	22,880		23,791		—	31,202

Year Ended December 31, 2004

Description	Balance January 1, 2004	Charged to Sales or Expenses		Deductions		Other	Balance December 31, 2004
	(Thousands)
Valuation and Qualifying Accounts
Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$1,363	$605		$829	(b)	$—	$1,139
Allowance for customer incentives	51,452	235,001	(a)	227,443		—	59,010
Reserve for inventory market valuation	2,415	1,479		1,417		—	2,477
Product warranty claims	31,972	23,239		23,098		—	32,113

        Notes:

  (a)
  Amount charged to net sales.
  (b)
  Represents write-offs of uncollectible accounts net of recoveries.
  (c)
  Represents FTB No. 90-1 and SAB No. 108 adjustments (See Note 2 to Consolidated Financial Statements).

S-1

QuickLinks

ADDITIONAL REGISTRANTS
BUILDING MATERIALS CORPORATION OF AMERICA Form 10-K for the fiscal year ended December 31, 2006 TABLE OF CONTENTS
PART I
PART II
PART III
Summary Compensation Table (8)
Outstanding Equity Awards at December 31, 2006 Options Awards
Option Exercises in 2006
Audit and Non-Audit Fees(1)
PART IV
EXHIBIT INDEX
SIGNATURES
BUILDING MATERIALS CORPORATION OF AMERICA FORM 10-K INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS, CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
SELECTED FINANCIAL DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BUILDING MATERIALS CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
BUILDING MATERIALS CORPORATION OF AMERICA CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
BUILDING MATERIALS CORPORATION OF AMERICA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Income Year Ended December 31, 2006 (Thousands)
Condensed Consolidating Statement of Income Year Ended December 31, 2005 (Thousands)
Condensed Consolidating Statement of Income Year Ended December 31, 2004 (Thousands)
Condensed Consolidating Balance Sheet December 31, 2006 (Thousands)
Condensed Consolidating Balance Sheet December 31, 2005 (Thousands)
Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2006 (Thousands)
Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2005 (Thousands)
Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2004 (Thousands)
BUILDING MATERIALS CORPORATION OF AMERICA SUPPLEMENTARY DATA (UNAUDITED) Quarterly Financial Data (Unaudited)
BUILDING MATERIALS CORPORATION OF AMERICA VALUATION AND QUALIFYING ACCOUNTS Year Ended December 31, 2006
Year Ended December 31, 2005
Year Ended December 31, 2004