Form 10-Q
period 2007-07-01
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP
filed 2007-08-15
CIK 927314, 1078706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended JULY 1, 2007

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

As of August 15, 2007, 1,015,010 shares of Class A Common Stock, $.001 par value of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of August 15, 2007, the additional registrant had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrant. As of August 15, 2007, no shares of the registrant or the additional registrant were held by non-affiliates.

                                         ADDITIONAL REGISTRANTS

                                                                               Address, including zip
Exact name of            State or other                    Commission File     code and telephone number,
registrant as            jurisdiction of    No. of         No./I.R.S.          including area code, of
specified in its         incorporation or   Shares         Employer            registrant's principal
charter                  organization       Outstanding    Identification No.  executive offices
-------                  ------------       -----------    ------------------  -----------------
Building Materials         Delaware             10            333-69749-01/      1361 Alps Road
Manufacturing Corporation                                     22-3626208         Wayne, NJ 07470
                                                                                 (973) 628-3000


                                      PART I - FINANCIAL INFORMATION
                                       ITEM 1 - FINANCIAL STATEMENTS


                                 BUILDING MATERIALS CORPORATION OF AMERICA

                             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                          (DOLLARS IN THOUSANDS)

                                                          SECOND QUARTER ENDED                SIX MONTHS ENDED
                                                      ----------------------------      ----------------------------
                                                         JULY 1,          JULY 2,          JULY 1,          JULY 2,
                                                          2007             2006             2007             2006
                                                      -----------      -----------      -----------      -----------
Net sales .......................................     $   663,270      $   535,888      $ 1,193,261      $ 1,040,863
                                                      -----------      -----------      -----------      -----------
Costs and expenses, net:

  Cost of products sold .........................         485,945          369,110          878,883          728,590
  Selling, general and administrative............         137,830          118,283          248,990          232,881
  Restructuring and other expenses.. ............          54,993               --           54,993               --
  Other income, net .............................            (797)            (191)            (378)            (517)
                                                      -----------      -----------      -----------      -----------
     Total costs and expenses, net.. ............         677,971          487,202        1,182,488          960,954
                                                      -----------      -----------      -----------      -----------
Income (loss) before interest expense
 and income taxes ...............................         (14,701)          48,686           10,773           79,909
Interest expense ................................         (45,670)         (16,054)         (94,948)         (30,580)
                                                      -----------      -----------      -----------      -----------
Income (loss) before income taxes ...............         (60,371)          32,632          (84,175)          49,329
Income tax (expense) benefit ....................          15,889          (12,400)          24,410          (18,745)
                                                      -----------      -----------      -----------      -----------
Net income (loss) ...............................     $   (44,482)     $    20,232      $   (59,765)     $    30,584
                                                      ===========      ===========      ===========      ===========













The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               BUILDING MATERIALS CORPORATION OF AMERICA

                                      CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 JULY 1, 2007     DECEMBER 31,
                                                                  (UNAUDITED)          2006
                                                                  -----------      -----------
ASSETS
Current Assets:
  Cash and cash equivalents .................................     $    51,777      $     7,777
  Accounts receivable, trade, less allowance of $2,669 and
    $1,319 in 2007 and 2006, respectively ...................         467,459          190,859
  Accounts receivable, other ................................           4,384            5,599
  Tax receivable from parent corporation ....................           9,132            9,132
  Inventories, net ..........................................         316,219          238,709
  Deferred income tax assets, net ...........................          75,946           21,710
  Other current assets ......................................          22,544           12,209
  Discontinued operations - current assets ..................           2,844               --
                                                                  -----------      -----------
    Total Current Assets ....................................         950,305          485,995
Property, plant and equipment, net ..........................         813,444          411,729
Goodwill ....................................................         677,658           64,794
Intangible assets ...........................................          15,887               --
Other noncurrent assets .....................................         138,973           67,323
Discontinued operations - noncurrent assets .................           1,355               --
                                                                  -----------      -----------
Total Assets ................................................     $ 2,597,622      $ 1,029,841
                                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ......................     $    16,304      $   102,918
  Accounts payable ..........................................         116,987           90,951
  Payable to related parties ................................          14,054            5,952
  Loans payable to parent corporation .......................          52,840           52,840
  Accrued liabilities .......................................         179,650          101,382
  Product warranty claims ...................................          13,500            9,000
  Discontinued operations - current liabilities .............             931               --
                                                                  -----------      -----------
  Total Current Liabilities .................................         394,266          363,043
                                                                  -----------      -----------
Long-term debt...............................................       1,946,925          484,406
                                                                  -----------      -----------
Product warranty claims .....................................          27,673           17,972
                                                                  -----------      -----------
Deferred income tax liabilities .............................         127,551           39,551
                                                                  -----------      -----------
Other liabilities ...........................................          90,801           62,664
                                                                  -----------      -----------

Commitments and Contingencies - Note 13
Stockholders' Equity:
  Series A Cumulative Redeemable Convertible Preferred Stock,
    $.01 par value per share; 400,000 shares
    authorized; no shares issued ............................              --               --
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding ..................................               1                1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 0 shares issued and
    outstanding in 2007 and 2006 ............................              --               --
  Loans receivable from parent corporation ..................         (56,130)         (56,031)
  Retained earnings .........................................          58,265          118,201
  Accumulated other comprehensive income ....................           8,270               34
                                                                  -----------      -----------
    Total Stockholders' Equity ..............................          10,406           62,205
                                                                  -----------      -----------

Total Liabilities and Stockholders' Equity ..................     $ 2,597,622      $ 1,029,841
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

                                     BUILDING MATERIALS CORPORATION OF AMERICA

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                              (DOLLARS IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                         ----------------------------
                                                                                           JULY 1,          JULY 2,
                                                                                             2007             2006
                                                                                         -----------      -----------
Cash and cash equivalents, beginning of period .....................................     $     7,777      $     6,882
                                                                                         -----------      -----------
Cash used in operating activities:
  Net income (loss) ................................................................         (59,765)          30,584
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
      Depreciation .................................................................          33,632           24,026
      Amortization .................................................................           2,057            1,355
      Restructuring and other expenses .............................................          65,793               --
      Deferred income taxes ........................................................         (33,163)          (1,293)
      Noncash interest charges, net ................................................           6,093            2,619
  Increase in working capital items ................................................        (116,110)        (152,789)
  Increase in product warranty claims ..............................................             526            2,738
  Increase in other assets .........................................................          (1,650)          (1,247)
  Increase (decrease) in other liabilities .........................................           2,136             (118)
  Change in net receivable from/payable to related
    parties/parent corporations ....................................................           8,102            7,988
  Other, net .......................................................................             867              382
                                                                                         -----------      -----------
Net cash used in operating activities ..............................................         (91,482)         (85,755)
                                                                                         -----------      -----------
Cash used in investing activities:
  Acquisition of ElkCorp, net of cash acquired of $0.1 million .....................        (945,643)              --
  Capital expenditures and acquisitions ............................................         (55,520)         (33,729)
                                                                                         -----------      -----------
Net cash used in investing activities ..............................................      (1,001,163)         (33,729)
                                                                                         -----------      -----------
Cash provided by financing activities:
  Proceeds from issuance of long-term debt .........................................       2,188,749          472,000
  Purchase of industrial development revenue bond certificates
    issued by the Company...........................................................              --           (6,325)
  Repayments of long-term debt .....................................................      (1,018,013)        (340,516)
  Distribution to parent corporation ...............................................            (171)            (477)
  Loan to parent corporation .......................................................             (98)             (92)
  Financing fees and expenses ......................................................         (33,822)              --
                                                                                         -----------      -----------
Net cash provided by financing activities ..........................................       1,136,645          124,590
                                                                                         -----------      -----------
Net change in cash and cash equivalents ............................................          44,000            5,106
                                                                                         -----------      -----------
Cash and cash equivalents, end of period ...........................................     $    51,777      $    11,988
                                                                                         ===========      ===========
Supplemental Cash Flow Information:
Effect on cash from changes in working capital items*:
  Increase in accounts receivable trade and accounts
    receivable other ...............................................................     $  (177,813)     $   (83,895)
  (Increase) decrease in inventories, net ..........................................          45,559          (60,927)
  (Increase) decrease in other current assets ......................................          (4,095)           2,088
  Increase (decrease) in accounts payable ..........................................           5,582          (16,150)
  Increase in accrued liabilities ..................................................          20,041            6,095
  Net (payments) for restructuring and other expenses ..............................          (5,384)              --
                                                                                         -----------      -----------
  Net effect on cash from increase in working capital items ........................     $  (116,110)     $  (152,789)
                                                                                         ===========      ===========

                    BUILDING MATERIALS CORPORATION OF AMERICA

                             (DOLLARS IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                -------------------
                                                                JULY 1,     JULY 2,
                                                                  2007        2006
                                                                -------     -------
Cash paid during the period for:
 Interest (net of amount capitalized of $1,727 and $1,055
   in 2007 and 2006, respectively) ........................     $58,050     $25,678
 Income taxes (including federal income taxes paid pursuant
   to a tax sharing agreement of $0 and $13,801 in
   2007 and 2006, respectively) ...........................       1,542      14,414


* Working capital items exclude cash and cash equivalents, tax receivable from parent corporation, deferred income tax assets, net, discontinued operations - current assets, current maturities of long-term debt, product warranty claims, discontinued operations - current liabilities and net receivables and loans from/payable to related parties/parent corporations.





























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


         Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. On February 22, 2007, a subsidiary of BMCA acquired approximately 90% of the outstanding shares of ElkCorp ("Elk"), a Dallas, Texas-based manufacturer of roofing products and building materials, and the remaining shares of Elk were acquired on March 26, 2007, resulting in Elk becoming an indirect wholly-owned subsidiary of BMCA. See Note 2. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at July 1, 2007, and the results of its operations and its cash flows for the second quarter and six months ended July 1, 2007 and July 2, 2006, respectively. All adjustments are of a normal recurring nature, except restructuring and other expenses recorded in the Company's second quarter ended July 1, 2007 due to the acquisition of Elk. Net sales of roofing products and specialty business products and accessories are generally seasonal in nature. Accordingly, the results of operations and liquidity in the respective quarterly ended periods will vary depending on the time of the year. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission (the "SEC") on February 16, 2007 (the "2006 Form 10-K").

NOTE 1.  NEW ACCOUNTING PRONOUNCEMENTS

         In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. A reporting entity must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 became effective for fiscal years beginning after December 15, 2006. In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 "Definition of Settlement in FASB Interpretation
No. 48" ("FSP FIN 48-1"), which amended FIN 48 to provide guidance on how a reporting entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position will be considered effectively settled and any previously unrecognized tax benefits should be recognized based on the terms of settlement if (a) the taxing authority has completed its examination, including all appeals, (b) the reporting entity does not intend to appeal

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 1.  NEW ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

or litigate any aspect of the tax position and (c) based on the taxing authority's policies and practices, the reporting entity considers it remote that the taxing authority will re-examine the tax position. The Company adopted FIN 48 as of January 1, 2007 in a manner that is consistent with the provisions of FSP FIN 48-1, and as a result of the adoption, the Company reviewed certain tax positions and did not recognize any material adjustment to its accruals for uncertain tax positions. See Note 12.

         In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of SFAS No. 157 beginning in its first quarter of 2008 and, therefore, has not yet determined the effect, if any, the adoption of SFAS No. 157 will have on its results of operations or financial position.

         In September 2006, the FASB issued FSP AUG AIR-1 "Accounting for Planned Major Maintenance Activities" ("FSP AUG AIR-1") which prohibits the use of the accrue-in-advance method of accounting in annual and interim financial reporting periods for planned major maintenance activities. FSP AUG AIR-1 had previously allowed companies the right to recognize planned major maintenance costs by accruing a liability over several reporting periods before the maintenance was performed. FSP AUG AIR-1 still allows the direct expense, built-in-overhaul and deferral methods of accounting as acceptable, however it mandates that companies apply the same method of accounting in both interim and annual financial reporting periods and that the method be retrospectively applied if applicable. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FSP AUG AIR-1 in its first quarter of 2007. FSP AUG AIR-1 has not had a material effect on the Company's consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the "fair value option," will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 1.  NEW ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

provisions of SFAS No. 133 to achieve similar results. SFAS No. 159 applies to all entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is expected to expand the use of fair value measurements for financial instruments. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Retrospective application is not permitted. The Company will adopt the provisions of SFAS No. 159 beginning in its first quarter of 2008 and, therefore, has not yet determined the effect, if any, the adoption of SFAS No. 159 will have on its results of operations or financial position.

NOTE 2.  ACQUISITIONS

         On February 9, 2007, BMCA Acquisition Sub Inc. ("BMCA Acquisition Sub") and BMCA Acquisition Inc. (collectively the "Purchasers"), both wholly-owned subsidiaries of BMCA, entered into a merger agreement with Elk (the "Merger Agreement"). On February 22, 2007, an equity tender offer closed and, as a result thereof (and the purchase of shares from one of its affiliates), BMCA Acquisition Sub owned approximately 90% of Elk's shares at a purchase price of $43.50 per share. In accordance with the Merger Agreement, the remaining Elk shares were converted in a second step merger into the right to receive $43.50 per share in cash. On March 26, 2007, BMCA completed the merger, pursuant to which BMCA Acquisition Sub was merged with and into Elk, which then became an indirect wholly-owned subsidiary of BMCA. The acquisition of the Elk shares was completed at a purchase price of approximately $945.6 million, net of $0.1 million of cash acquired and net of the repayment of $195.0 million of the then outstanding Elk senior notes, which were repaid in March 2007.

         The Company financed the purchase of Elk and refinanced certain of BMCA's then outstanding debt and repaid all of Elk's then outstanding senior notes of $195.0 million with the proceeds from its new senior secured credit facilities. The Company's new senior secured credit facilities consist of a $600.0 million five-year senior secured revolving credit facility, a $975.0 million seven-year senior secured term loan facility and a $325.0 million junior lien term loan facility maturing on September 15, 2014. See Note 5.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2.  ACQUISITIONS - (CONTINUED)

         The Company believes the acquisition of Elk will strategically position the Company for future growth in the roofing industry and other building products markets. The acquisition is expected to provide the Company with an increased market leadership position, create comprehensive market-leading product offerings, generate natural cost savings from synergies, including plant rationalization and re-alignment of distribution networks, raw material procurement, administrative and logistical efficiencies, and leverage the organizational strengths of both BMCA and Elk.

         The Elk acquisition was accounted for under the purchase method of accounting as prescribed by SFAS No. 141 "Business Combinations," ("SFAS No. 141") which requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding their fair value being recorded as goodwill. The allocation process will require an analysis of plant, property and equipment, inventories, customer lists and relationships, contractual commitments and brand strategies, among others, to identify and record the fair value of assets acquired and liabilities assumed. In connection with the acquisition, the Company used an economic life of 5 to 40 years for land improvements, 10 to 40 years for buildings and building improvements, 3 to 30 years for machinery and equipment, which includes furniture and fixtures, and 5 to 14 years for intangible assets.

         In valuing acquired assets and assumed liabilities, fair values will be based on, but not limited to: future expected discounted cash flows for trade names and customer relationships; current replacement costs for similar capacity and obsolescence for certain fixed assets and inventory; and comparable market rates for contractual obligations, including real estate and liabilities. The Company will utilize an independent valuation of the assets and liabilities acquired from Elk and expects this valuation to be completed by the end of 2007. At July 1, 2007, the Company recorded $612.9 million of goodwill and $15.9 million of intangible assets, net of amortization since the date of acquisition, related to the acquisition of Elk based on its best estimate at such date. Once the independent valuation is completed, changes to the amounts recorded at July 1, 2007 will be recorded and material adjustments to goodwill may result. The operating results of the Elk acquisition are included in the Company's results of operations from the date of acquisition.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2.  ACQUISITIONS - (CONTINUED)

         The following unaudited pro-forma consolidated results of operations assume the acquisition of Elk was completed as of January 1st for each of the three-month and six month periods presented below:

                                       SECOND QUARTER ENDED       SIX MONTHS ENDED
                                      ----------------------   ------------------------
                                       JULY 1,      JULY 2,     JULY 1,       JULY 2,
                                         2007         2006        2007          2006
                                      ---------    ---------   ----------    ----------
                                                         (MILLIONS)
Net sales .......................     $   663.3    $   777.7   $  1,267.0    $  1,525.8
                                      ---------    ---------   ----------    ----------
Income (loss) before interest and
 income taxes ...................         (13.5)        74.2        (15.7)        126.1
                                      ---------    ---------   ----------    ----------
Net income (loss) ...............     $   (42.0)   $    23.8   $    (87.3)   $     33.4
                                      =========    =========   ==========    ==========

         The unaudited pro-forma consolidated results of operations for the three-month and six-month periods ended July 1, 2007 include $65.8 million pre-tax ($46.7 million after-tax) of restructuring and other expenses, of which $10.8 million pre-tax ($7.7 million after-tax) was included in cost of products sold, related to the acquisition of Elk. In addition, the unaudited pro-forma consolidated results of operations for the six-month period ended July 1, 2007 above includes $13.6 million of merger-related expenses of Elk and $23.2 million of debt restructuring costs of both BMCA and Elk related to the acquisition of Elk.

         The Company's pro-forma results include a reduction in compensation expense related to Elk employees who were terminated due to the acquisition of Elk of $1.3 and $2.5 million for the three-month periods ended July 1, 2007 and July 2, 2006, respectively and $3.6 and $4.9 million for the six-month periods ended July 1, 2007 and July 2, 2006, respectively.

         In addition, the Company's pro-forma results for the three-month period ended July 2, 2006 and the six-month periods ended July 1, 2007 and July 2, 2006 include additional interest expense associated with variable rate debt instruments based on LIBOR plus a specified fixed margin, due to the acquisiton of Elk. A 1/8% change in these variable interest rates would result in a plus or minus $0.5 million in interest expense for the three-month period ended July 2, 2006 and a plus or minus $0.3 and $1.0 million in interest expense for the six-month periods ended July 1, 2007 and July 2, 2006, respectively.

         Pro-forma data may not be indicative of the results that would have been achieved had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2.  ACQUISITIONS - (CONTINUED)

         On March 2, 2007, the Company acquired two parcels of land and buildings located in Fresno, California. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the fair value of the identifiable assets acquired, which consisted almost entirely of land and buildings. The operating results of the Fresno land and buildings are included in the Company's results of operations from the date of acquisition.

         During the second quarter of 2007, the Company initiated the implementation of a restructuring plan (the "2007 Restructuring Plan"), which was formulated upon the acquisition of Elk on February 22, 2007 (see Note 3). In connection with the acquisition of Elk, the Company has currently identified $69.7 million in purchase accounting adjustments, which primarily relate to the establishment of a change of control accrual, employee severance payments and integration-related expenses, which include inventory-related valuation write-downs, lease termination expenses and other integration-related expenses. Furthermore, the Company plans to utilize its independent valuation of property, plant and equipment and intangible assets acquired from Elk to complete its purchase price allocation by the end of 2007. The Company accounts for its purchase accounting adjustments in accordance with the guidance in FASB Emerging Issues Task Force ("EITF") No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," ("EITF No. 95-3"). The Company has incurred $60.8 million of the aforementioned purchase accounting adjustments as of July 1, 2007, of which $54.6 million was incurred in the second quarter of 2007 and $6.2 million was incurred in the first quarter of 2007(see table below), as adjustments to goodwill and is included in the purchase price of Elk. The Company expects to accrue the remaining $8.9 million of identified purchase accounting adjustments as incurred and effectively utilize its accrual by its first quarter ending 2008.

         The Company's employee severance payments included the termination of approximately 100 Elk employees, including certain management positions, in the manufacturing and selling and administrative functional areas.



                          BUILDING MATERIALS CORPORATION OF AMERICA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 2.  ACQUISITIONS - (CONTINUED)

                                                                   DISCON-
                                                        EMPLOYEE   TINUED       CHANGE
                                          INTEGRATION   SEVERANCE  OPERATIONS      OF
PURCHASE ACCOUNTING ACCRUALS                EXPENSES    PAYMENTS   EXPENSES     CONTROL    TOTAL
----------------------------                --------    --------   --------    --------   --------
                                                                 (THOUSANDS)
Beginning Balance, as of December 31,
 2006                                       $     --    $     --   $     --    $     --   $     --

Accrued costs incurred due to the
 acquisition of Elk ....................       5,785          --        415          --      6,200
                                            --------    --------   --------    --------   --------

Balance, as of April 1, 2007 ...........       5,785          --        415          --      6,200

Additional accrued costs incurred due to
 the acquisition of Elk ................      19,624       2,400         --          --     22,024

Accrued costs incurred related to change
 in control escrow account .............          --          --         --      32,574     32,574

Cash Payments ..........................        (224)     (1,773)        --          --     (1,997)

Amount charged to directly write-off
 inventory .............................      (4,071)         --         --          --     (4,071)

Non-cash items .........................          --          --         --      (8,889)    (8,889)
                                            --------    --------   --------    --------   --------
Ending Balance, as of July 1, 2007 .....    $ 21,114    $    627   $    415    $ 23,685   $ 45,841
                                            ========    ========   ========    ========    ========

         On June 1, 2006, the Company acquired a manufacturing facility located in Gainesville, Texas. The purchase price was allocated to the fair value of the identifiable assets acquired, which consisted entirely of property, plant and equipment.

NOTE 3.  RESTRUCTURING AND OTHER EXPENSES

         During the second quarter of 2007, the Company initiated its 2007 Restructuring Plan, which was formulated upon the acquisition of Elk on February 22, 2007. The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the acquisition of Elk, to reduce the Company's current cost structure and is expected to be fully implemented by the end of the Company's first quarter of 2008. The Company accounts for its restructuring activities in accordance with the guidance of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS No. 146") and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144").

         In connection with the acquisition of Elk, the Company has identified $89.2 million in restructuring and other expenses, of which $41.9 million relates to property, plant and equipment write-downs at certain of its manufacturing facilities and $18.0 million of plant closing expenses. The plants included in restructuring and other expenses reflected above were Erie, Pennsylvania, Stockton, California, Millis, Massachusetts and Hollister, California. Restructuring and other expenses also include $2.0 million in employee severance payments and $27.3 million in integration-related expenses, which primarily consist of $12.2 million of inventory-related valuation write-downs, $1.4 million of lease termination expenses and $13.7 million of

                          BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 3.  RESTRUCTURING AND OTHER EXPENSES - (CONTINUED)

other integration expenses. The Company recorded $65.8 million of the aforementioned restructuring and other expenses as of July 1, 2007, all of which was recorded in the second quarter of 2007 (see table below), of which $10.8 million was charged to cost of products sold and $55.0 million was charged to restructuring and other expenses in the Company's statement of operations. The Company expects to incur the remaining $23.4 million of identified restructuring and other expenses and effectively utilize its accrual by its first quarter ending 2008.

         The Company's employee severance payments included the termination of approximately 50 BMCA employees, including certain management positions, in the manufacturing and selling and administrative functional areas.


                                      PP&E       PLANT      EMPLOYEE
RESTRUCTURING AND                    WRITE-     CLOSING     SEVERANCE   INTEGRATION
OTHER EXPENSES                        DOWN      EXPENSES    PAYMENTS    EXPENSES     TOTAL
-----------------                   --------    --------    --------    --------   --------
                                                          (THOUSANDS)
Beginning Balance, as of
 December 31, 2006 ............     $     --    $     --    $     --    $     --   $     --

Accrued costs incurred  due to
the acquisition  of Elk .......           --          --          --          --         --
                                    --------    --------    --------    --------   --------
Balance, as of April 1,2007 ...           --          --          --          --         --

Additional accrued costs
 incurred due to the
 acquisition of Elk ...........       41,919       7,234       2,000      14,640     65,793

Cash Payments .................           --      (2,784)       (800)     (1,800)    (5,384)

Amount charged to
 property, plant and  equipment
 for  asset  write-down .......      (41,919)         --          --          --    (41,919)
                                    --------    --------    --------    --------   --------
Ending Balance, as of  July 1, 2007 $     --    $  4,450    $  1,200    $ 12,840   $ 18,490
                                    ========    ========    ========    ========   ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4.  INVENTORIES

         Inventories consisted of the following as of July 1, 2007 and December 31, 2006, respectively. Inventories as of July 1, 2007, include Elk from the date of acquisition.
                                                  JULY 1,          DECEMBER 31,
                                                   2007                2006
                                                ---------           ---------
                                                         (THOUSANDS)
Finished goods .........................        $ 231,302           $ 173,338
Work-in process ........................           25,955              25,930
Raw materials and supplies .............           80,864              64,686
                                                ---------           ---------
Total ..................................          338,121             263,954
Less LIFO reserve ......................          (21,902)            (25,245)
                                                ---------           ---------
Inventories ............................        $ 316,219           $ 238,709
                                                =========           =========

NOTE 5.  LONG-TERM DEBT

         Long-term debt consists of the following at July 1, 2007 and December 31, 2006:
                                                   JULY 1,          DECEMBER 31,
                                                     2007               2006
                                                 -----------        -----------
                                                          (THOUSANDS)
8% Senior Notes due 2007 .................       $     2,455        $    99,940
8% Senior Notes due 2008 .................             4,872            154,838
7 3/4% Senior Notes due 2014 .............           250,635            250,680
Borrowings under the Old Senior
 Secured Revolving Credit Facility .......                --             60,000
Borrowings under the Senior Secured
 Revolving Credit Facility ...............           384,000                 --
Term Loan ................................           970,131                 --
Junior Lien Term Loan ....................           325,000                 --
Industrial development revenue bonds
 with various interest rates and
 maturity dates to 2029 ..................             7,710              7,795
Chester Loan .............................             9,714             11,133
Other notes payable ......................             8,712              2,938
                                                 -----------        -----------
    Total ................................         1,963,229            587,324
Less current maturities ..................           (16,304)          (102,918)
                                                 -----------        -----------


Long-term debt less current
 maturities ..............................       $ 1,946,925        $   484,406
                                                 ===========        ===========

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 5.  LONG-TERM DEBT - (CONTINUED)

         On February 22, 2007, BMCA and the Purchasers entered into senior secured credit facilities consisting of a new $975 million term loan facility (the "Term Loan"), a new $600 million revolving credit facility (the "Senior Secured Revolving Credit Facility") and a $325 million bridge loan facility (the "Bridge Loan"), which was replaced by a $325 million junior lien term loan facility (the "Junior Lien Term Loan") collectively (the "Credit Facilities").

         The initial borrowings under these Credit Facilities were used (i) to pay for shares tendered by Elk shareholders in an equity tender offer, (ii) to repay amounts outstanding under BMCA's old $450.0 million Senior Secured Revolving Credit Facility (the "Old Senior Secured Revolving Credit Facility"),
(iii) to make payments in connection with the completion by BMCA and Building Materials Manufacturing Corporation ("BMMC") of the tender offer and consent solicitation for their 8% Senior Notes due 2007 (the "2007 Notes"), (iv) to make payments in connection with the completion by BMCA of its previously announced tender offer and consent solicitation for its outstanding 8% Senior Notes due 2008 (the "2008 Notes"), (v) to pay for transaction fees and expenses incurred in connection with each of the foregoing transactions and (vi) to repay all of the existing Elk senior note debt.

         The Senior Secured Revolving Credit Facility has a maturity date of February 22, 2012. All amounts outstanding under the Senior Secured Revolving Credit Facility are secured by a first priority perfected security interest in all receivables, inventory, precious metals, deposit accounts and other current assets of BMCA and its domestic subsidiaries and all proceeds thereof (the "Senior Secured Revolving Credit Facility Collateral").

         Availability under the Senior Secured Revolving Credit Facility is based upon eligible accounts receivable, inventory and precious metals used in the production of inventory, as defined, and includes a sub-limit for letters of credit of $150 million. Loans under the Senior Secured Revolving Credit Facility will bear interest at a variable rate based upon either the Base Rate or the Eurodollar Rate as defined in the Senior Secured Revolving Credit Facility, at the borrower's option, plus a specified margin in each case. These interest rates will be recalculated periodically based on changes in the Base Rate or Eurodollar Rate and also based on an availability based pricing grid. The Senior Secured Revolving Credit Facility requires the Company to pay unused commitment fees. The Senior Secured Revolving Credit Facility provides for optional reductions in the overall $600 million commitment, under certain conditions. In addition, the Senior Secured Revolving Credit Facility provides for optional and mandatory pre-payments of borrowings outstanding under the Senior Secured Revolving Credit Facility, subject to certain conditions. The Senior Secured Revolving Credit Facility also provides the borrowers with the ability to increase the size of the facility by up to $350 million, depending on the ability to obtain commitments from lenders and meeting specified conditions.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 5.  LONG-TERM DEBT - (CONTINUED)

         Under the terms of the Senior Secured Revolving Credit Facility, the borrowers are subject to an interest coverage ratio financial covenant when liquidity falls below a specified threshold. In addition, the borrowers are also required to comply with other customary covenants and various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations, and making certain investments. In the event of a change of control of BMCA, as defined, the Senior Secured Revolving Credit Facility could be accelerated by the holders of that indebtedness. On March 12, 2007, the Senior Secured Revolving Credit Facility was amended, which did not result in any material changes to the facility.

         The Term Loan will mature on February 22, 2014. All amounts outstanding under the Term Loan are secured by (i) a first priority perfected security interest in substantially all of the assets and properties of BMCA and its domestic subsidiaries, other than the Senior Secured Revolving Credit Facility Collateral (the "Term Loan Collateral"), and (ii) a second priority perfected security interest in the Senior Secured Revolving Credit Facility Collateral.

         Amounts due under the Term Loan will bear interest at a variable rate based upon either the Base Rate or Eurodollar Rate, as defined in the Term Loan, at the borrower's option, plus a specified margin in each case. These interest rates will be recalculated periodically based on changes in the Base Rate and Eurodollar Rate, if applicable. The Term Loan requires the Company to pay unused commitment fees. In addition, the Term Loan provides for optional and mandatory pre-payments under certain conditions. The Term Loan also provides the borrowers with the ability to increase the size of the facility by up to $250 million (less any increase in the Senior Secured Revolving Credit Facility in excess of $100 million), depending on the ability to obtain commitments from lenders and meeting specified conditions.

         Under the terms of the Term Loan, the borrowers are subject to an interest coverage ratio financial covenant, as defined, and a leverage ratio financial covenant, as defined, each of which will need to be complied with starting as of the end of BMCA's second fiscal quarter in 2008. In addition, the borrowers are also required to comply with various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations, and making certain investments. In the event of a change of control of BMCA, as defined, the Term Loan could be accelerated by the holders of that indebtedness. On March 15, 2007, the Term Loan was amended, which did not result in any material changes to the facility.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 5.  LONG-TERM DEBT - (CONTINUED)

         The Bridge Loan would have converted into a term loan maturing on February 22, 2015, however it was amended and restated on March 15, 2007, and redesignated as the Junior Lien Term Loan.

         The Junior Lien Term Loan matures on September 15, 2014. All amounts outstanding under the Junior Lien Term Loan are secured by (i) a second priority perfected security interest in the Term Loan Collateral, and (ii) a third priority perfected security interest in the Senior Secured Revolving Credit Facility Collateral. Loans under the Junior Lien Term Loan will bear interest at a variable rate based upon either the Base Rate or Eurodollar Rate, as defined in the Junior Lien Term Loan at the borrower's option, plus a specified margin in each case. These interest rates will be recalculated periodically based on changes in the Base Rate or Eurodollar Rate, as applicable. The Junior Lien Term Loan provides for optional and mandatory prepayments under certain conditions.

         Under the terms of the Junior Lien Term Loan, the borrowers are subject to a leverage ratio financial covenant, as defined, which will need to be complied with starting as of the end of BMCA's second fiscal quarter in 2008. The borrowers are also required to comply with various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations and making certain investments. In the event of a change of control of BMCA, as defined, the Junior Lien Term Loan could be accelerated by the holders of that indebtedness.

         On February 22, 2007, BMCA repurchased approximately $97.5 million, or 97.5%, of the aggregate principal amount outstanding of the 2007 Notes and $150.1 million, or 96.9%, of the aggregate principal amount outstanding of the 2008 Notes. In connection with the completion of the tender offer for the 2007 Notes and the 2008 Notes in February 2007, substantially all of the covenants included in the indentures governing the 2007 Notes and 2008 Notes were eliminated.

         On March 26, 2007, the Company repurchased all of Elk's then outstanding $25.0 million in aggregate principal amount of 4.69% Senior Notes due 2007, $60.0 million in aggregate principal amount of 6.99% Senior Notes due 2009, $60.0 million in aggregate principal amount of 7.49% Senior Notes due 2012 and $50.0 million in aggregate principal amount of 6.28% Senior Notes due 2014.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 5.  LONG-TERM DEBT - (CONTINUED)

         As of July 1, 2007, the Company had total outstanding consolidated indebtedness of $2,016.0 million, which amount includes $52.8 million of demand loans to our parent corporation and $16.3 million which matures prior to the end of the second quarter of 2008. The Company's total outstanding consolidated indebtedness also includes $384.0 million of borrowings outstanding under its $600.0 million Senior Secured Revolving Credit Facility. The Company anticipates funding these obligations principally from its cash and cash equivalents on hand, cash flow from operations and/or borrowings under its Senior Secured Revolving Credit Facility.

         As of July 1, 2007, the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the indentures governing the remaining 2007 Notes, the remaining 2008 Notes and the 7 3/4% Senior Notes due 2014 (the "2014 Notes") (collectively, the "Senior Notes"). As of July 1, 2007, the book value of the collateral securing the Senior Notes, the Term Loan, the Junior Lien Term Loan and the Senior Secured Revolving Credit Facility was approximately $2,587.9 million.

         At July 1, 2007, the Company had outstanding letters of credit of approximately $51.3 million, which includes approximately $10.5 million of standby letters of credit related to certain obligations of G-I Holdings.

         On January 3, 2006, the Company purchased and retired $6.3 million of industrial revenue bond certificates issued by the Company in 1990 with respect to the Fontana, California Industrial Revenue Development Bond, resulting in BMCA becoming the primary holder of such bond.

NOTE 6.  FIXED INCOME INTEREST RATE SWAPS

         In March 2007, the Company began entering into forward-starting Eurodollar rate ("LIBOR") based pay fixed income interest rate swaps related to the Company's Term Loan with an effective date of April 23, 2007 and a maturity date of April 23, 2012. If forward interest rates increase during the term of the Term Loan agreement, the swaps become assets on BMCA's consolidated balance sheet and BMCA will receive interest payments on BMCA's quarterly interest payment due date for its Term Loan. If forward interest rates decline, the swaps become a liability on BMCA's consolidated balance sheet and BMCA will be obligated to make payments on its quarterly interest payment date for its Term Loan.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 6.  FIXED INCOME INTEREST RATE SWAPS - (CONTINUED)

         According to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), BMCA's hedging activity is treated as cash flow hedges. At July 1, 2007, BMCA had no ineffectiveness in its hedging transactions. Therefore, for the quarter ended July 1, 2007, the Company, based on the change in the LIBOR rate, reflected in other noncurrent assets the cumulative changes in the fair value of the derivative instrument when compared to cumulative changes in the present value of the expected future interest cash flows that are attributable to changes in the benchmark LIBOR swap rate. BMCA's offset to the related asset was reflected in other comprehensive income, net of tax. The current period activity therefore marks the swaps to market or fair value and adjusts other comprehensive income, net of tax, to the cumulative effect change.

         On each LIBOR reset date, BMCA will test its fixed income interest rate swaps to determine if the swaps contain any ineffectiveness. If BMCA's fixed income swaps contain any ineffectiveness as of any subsequent test date, the Company will reflect the effective portion of the offset to its related asset or liability as a component of other comprehensive income and the ineffective portion will be recorded through results of operations.

         At July 1, 2007, based on changes in the closing LIBOR rate as of July 1, 2007, BMCA recorded a fair value gain on its fixed income interest rate swaps of $13.3 million to other noncurrent assets, while the offset was recorded to other comprehensive income, net of tax of $5.0 million. The Company also recorded $0.6 million in interest income related to its fixed income interest rate swaps.

NOTE 7.  WARRANTY CLAIMS

         The Company provides certain limited warranties covering most of its residential roofing products for periods generally ranging from 20 to 50 years, with lifetime limited warranties on certain premium designer shingle products. The Company also offers certain limited warranties of varying duration covering most of its commercial roofing products. Most of the Company's specialty building products and accessories products carry limited warranties for periods generally ranging from 5 to 20 years, with lifetime limited warranties on certain products.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 7.  WARRANTY CLAIMS - (CONTINUED)

         The accrual for product warranty claims consisted of the following for the second quarter and six month periods ended July 1, 2007, which includes Elk from the date of acquisition and July 2, 2006, respectively:

                         SECOND QUARTER ENDED          SIX MONTHS ENDED
                        ----------------------      ----------------------
                         JULY 1,       JULY 2,       JULY 1,       JULY 2,
                          2007          2006          2007          2006
                        --------      --------      --------      --------
                                            (THOUSANDS)
Beginning balance .     $ 41,609      $ 33,014      $ 26,971      $ 31,202
Charged to cost of
  products sold ...        4,541         6,758         8,311        13,499
Payments/deductions       (4,977)       (5,832)       (7,784)      (10,761)
Acquisition of Elk            --            --        13,675            --
                        --------      --------      --------      --------
Ending balance ....     $ 41,173      $ 33,940      $ 41,173      $ 33,940
                        ========      ========      ========      ========

         The Company adopted, as of December 31, 2006, the provisions of Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108") issued by the Securities and Exchange Commission ("SEC") in September 2006. In accordance with the transition provisions of SAB No. 108, related to the method the Company uses to recognize revenue on sales of separately priced commercial and residential warranties in accordance with FASB Technical Bulletin Number 90-1 "Accounting of Separately Priced Extended Warranty and Product Maintenance Contracts" ("FTB No. 90-1"), the Company reclassified $10.3 million of its commercial warranty accrual to deferred revenue and costs. In addition, the Company recorded an additional residential warranty accrual of $7.8 million related to the accrual for future residential warranty costs related to warranties that are not separately priced, in accordance with the transition provisions of SAB No. 108.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8.  BENEFIT PLANS

Defined Benefit Plans

         The Company provides a non-contributory defined benefit retirement plan for certain hourly and salaried employees (the "Retirement Plan"). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

         In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), which requires the net amount by which the defined-benefit or postretirement obligation plan is over- or underfunded to be reported on a company's balance sheet. SFAS No. 158 replaces FASB Statement No. 87's requirement to report at least a minimum pension liability, measured as the excess of the accumulated benefit obligation over the fair value of the plan assets. The funded status amount to be recognized by SFAS No. 158 is measured as the difference between the fair value of plan assets and the plan's benefit obligation, with the benefit obligation including all actuarial gains and losses, prior service cost, and any remaining transition amounts. SFAS No. 158 does not change the components of net periodic benefit cost. All items currently deferred when applying FASB Statement Nos. 87 and 106 are now recognized as a component of accumulated other comprehensive income, net of all applicable taxes. The Company adopted SFAS No. 158 during its fourth quarter of the fiscal year ended December 31, 2006.

         The Company's net periodic pension cost for the Retirement Plan included the following components for the second quarter and six month periods ended July 1, 2007 and July 2, 2006, respectively:

                                       SECOND QUARTER ENDED        SIX MONTHS ENDED
                                       --------------------      --------------------
                                       JULY 1,      JULY 2,      JULY 1,      JULY 2,
                                         2007         2006         2007         2006
                                       -------      -------      -------      -------
                                                         (THOUSANDS)
Service cost .....................     $   381      $   370      $   762      $   740
Interest cost ....................         567          523        1,134        1,046
Expected return on plan assets ...        (826)        (748)      (1,652)      (1,496)
Amortization of unrecognized prior
  service cost ...................          10           10           20           20
Amortization of net losses from
  earlier periods ................          41           86           83          172
                                       -------      -------      -------      -------
Net periodic pension cost ........     $   173      $   241      $   347      $   482
                                       =======      =======      =======      =======

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8.  BENEFIT PLANS - (CONTINUED)

         As of the quarter ended July 1, 2007, the Company expects to make pension contributions of $1.0 million to the Retirement Plan in 2007, which is consistent with its expectations as of December 31, 2006. In April 2007 and July 2007, the Company made Retirement Plan contributions of $0.3 million, respectively.

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

         Net periodic postretirement (benefit) cost included the following components for the second quarter and six month periods ended July 1, 2007 and July 2, 2006, respectively:

                                    SECOND QUARTER ENDED     SIX MONTHS ENDED
                                       ----------------      ----------------
                                      JULY 1,    JULY 2,    JULY 1,    JULY 2,
                                        2007       2006       2007       2006
                                       -----      -----      -----      -----
                                                     (THOUSANDS)

Service cost .....................     $   3      $   3      $   6      $   6
Interest cost ....................        30         29         60         59
Amortization of unrecognized prior
  service cost ...................      (143)      (155)      (285)      (310)
Amortization of net gains from
  earlier periods ................       (56)       (61)      (113)      (122)
                                       -----      -----      -----      -----
Net periodic postretirement
  (benefit) cost .................     $(166)     $(184)     $(332)     $(367)
                                       =====      =====      =====      =====

         As of the quarter ended July 1, 2007 the Company expects to make aggregate benefit claim payments of approximately $0.2 million in 2007, which are related to postretirement life insurance expenses. This is consistent with the Company's expectations as of December 31, 2006.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 8.  BENEFIT PLANS - (CONTINUED)

         In connection with the acquisition of Elk, the Company has assumed the Elk 401(k) Plan, which was established effective January 1, 1990. Under the Elk 401(k) Plan, the Company may contribute a percentage of each Elk participant's annual compensation into the 401(k) Plan to be invested among various defined alternatives at the participants' direction. Employees are vested immediately in the Company's matching contributions. All full-time Elk employees, except those covered by plans established through collective bargaining agreements, are eligible for participation upon date of hire.

         The Company contributes a 3% basic contribution and an additional $.50 for every $1.00 of employee contributions into the Elk 401(k) Plan limited to a maximum matching Company contribution of 2% of an employee's compensation.

NOTE 9.  STOCK/LOAN PLAN

         In connection with the Company's acquisition of Elk, the Company assumed obligations of Elk's Stock/Loan Plan, under which certain Elk employees were granted loans for the purpose of purchasing Elk's common stock, which loans were based on a percentage of their salaries, the performance of their operating units, and also as long-term incentive compensation awards. Under the Stock/Loan Plan, a ratable portion of the loans, which are unsecured, and any accrued interest are forgiven and recognized as compensation expense over five years of continuing service with the Company. If employment is terminated for any reason except death, disability or retirement, the balance of the loan becomes due and payable. No further loans will be made under this plan. Loans outstanding at July 1, 2007 were $4.1 million and are included in other noncurrent assets.

NOTE 10.  2001 LONG-TERM INCENTIVE PLAN

         The incentive units under the Company's 2001 Long-Term Incentive Plan are valued at Book Value (as defined in the Plan) or the value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the award. Compensation expense for the Company's incentive units was $0.8 and $2.5 million for the second quarter ended July 1, 2007 and July 2, 2006, respectively, and $1.0 and $5.5 million for the six-month period ended July 1, 2007 and July 2, 2006, respectively. At July 1, 2007 and July 2, 2006, the 2001 Long-Term Incentive Plan liability amounted to $12.0 and $29.4 million, respectively, and was included in accrued liabilities.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10.  2001 LONG-TERM INCENTIVE PLAN - (CONTINUED)

         The following is a summary of activity for incentive units related to the 2001 Long-Term Incentive Plan:



                                                       JULY 1,      DECEMBER 31,
                                                         2007          2006
                                                       --------      --------
       Incentive Units outstanding, beginning
         of period ................................      98,633       146,814
       Granted ....................................      37,589         6,200
       Exercised ..................................     (29,242)      (41,087)
       Forfeited ..................................      (3,530)      (13,294)
                                                       --------      --------
       Incentive Units outstanding, end
         of period ................................     103,450        98,633
                                                       ========      ========

         The initial value of the incentive units granted on January 1, 2007, July 1, 2006 and January 1, 2006 was $583.08, $569.74 and $534.19, respectively.


NOTE 11.  RELATED PARTY TRANSACTIONS

         The Company makes loans to, and borrows from, its parent corporations from time to time at prevailing market rates. As of July 1, 2007 and July 2, 2006, BMCA Holdings Corporation owed the Company $56.1 and $55.9 million, including interest of $0.8 and $0.6 million, respectively, and the Company owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest payable to BMCA Holdings Corporation, respectively. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $1.2 and $1.2 million during the second quarter ended July 1, 2007 and July 2, 2006, respectively, and $2.5 and $2.4 million during the six month period ended July 1, 2007 and July 2, 2006, respectively. Interest expense on the Company's loans from BMCA Holdings Corporation amounted to $1.2 and $1.2 million during the second quarter ended July 1, 2007 and July 2, 2006, respectively, and $2.4 and $2.3 million during the six month period ended July 1, 2007 and July 2, 2006, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and its Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing the Company's Senior Notes at July 1, 2007, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11.  RELATED PARTY TRANSACTIONS - (CONTINUED)

certain conditions. The Company also makes non-interest bearing advances to affiliates, of which no balance was outstanding as of July 1, 2007 and July 2, 2006. In addition, for the six months ended July 1, 2007 and July 2, 2006, no loans were owed or other lending activities were entered into by the Company to other affiliates.

         The Company also has a management agreement with ISP Management Company, Inc., a subsidiary of International Specialty Products Inc. (which, together with its subsidiaries, is referred to as "ISP"), an affiliate, (the "ISP Management Agreement") to provide the Company with certain management services. The aggregate amount payable to ISP Management Company, Inc. under the ISP Management Agreement for 2007, inclusive of the services provided to G-I Holdings, has not yet been finalized; however, based on services provided to date in 2007 and after adjusting for inflationary factors, it is estimated to be similar to the $6.1 million paid in 2006. The Company does not expect any changes to the ISP Management Agreement to have a material impact on the Company's results of operations.

         The Company purchases a substantial portion of its colored roofing granules and algae-resistant granules under a long-term requirements contract with ISP Minerals Inc. ("Minerals"), an affiliate of the Company and of ISP. The amount of mineral products purchased each year under the Minerals contract is based on current demand and is not subject to minimum purchase requirements. For the second quarter ended July 1, 2007 and the year ended December 31, 2006, the Company purchased $52.1 and $102.3 million, respectively, of mineral products from Minerals under this contract.

         Included in current assets as a tax receivable from parent corporation is $9.1 and $9.1 million at July 1, 2007 and December 31, 2006, respectively, representing amounts paid in excess of amounts due to G-I Holdings under the Tax Sharing Agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

NOTE 12.  INCOME TAXES

         The Company adopted FIN 48 as of January 1, 2007 in a manner that is consistent with the provisions of FSP FIN 48-1, and, as a result of the adoption, the Company reviewed certain tax positions and did not need to recognize any material adjustment to its accruals for uncertain tax positions. At January 1, 2007 and July 1, 2007, the Company had approximately $13.1 and $15.1 million, respectively, of unrecognized tax benefits, all of which would affect its effective tax rate if recognized.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 12.  INCOME TAXES - (CONTINUED)

         For years prior to 2007, the Company and its subsidiaries were subject to United States federal income tax as well as the income tax of multiple state jurisdictions. The Company has substantially concluded all United States federal income tax matters for years through 2004. The tax years 2005 and 2006 remain open to examination by the Internal Revenue Service ("IRS"). Substantially all material state and local matters have been concluded for tax years through 2001. The tax years 2002 through 2006 remain open to examination by the major state taxing jurisdictions to which the Company is subject.

         The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and July 1, 2007, the Company had $1.7 and $2.2 million, respectively of accrued interest and $2.1 million, respectively of accrued penalties.

         The Company's effective tax rate changed from 35.8% at the end of the first quarter of 2007 to 29.0% at the end of the first six months of 2007 primarily due to the impact of the estimated annual restructuring and other expense charges to be taken in 2007, of which $65.8 million was included in the Company's income before interest expense and income taxes for the six month period ended July 1, 2007. In addition, the change in the effective tax rate was due to incremental state taxes, resulting from the application of the provisions of FIN 48.

NOTE 13.  CONTINGENCIES

         Asbestos Litigation Against G-I Holdings

         In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its indirect parent, G-I Holdings. As of March 30, 1997, the Company paid all of its assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. Most asbestos claims do not specify the amount of damages sought. This Chapter 11 proceeding remains pending, but has been stayed (see below).

         Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the Bankruptcy Court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 13.  CONTINGENCIES - (CONTINUED)

addition, those creditors may attempt to assert Asbestos Claims against the Company. (Approximately 1,900 Asbestos Claims were filed against the Company prior to February 2, 2001). The Company believes that it will not sustain any liability in connection with these or any other Asbestos Claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the Bankruptcy Court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claims against the Company.

         On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). One of the parties to this matter, the Official Committee of Asbestos Claimants (the "creditors' committee"), subsequently filed a counterclaim against the Company seeking a declaration that BMCA has successor liability for Asbestos Claims against G-I Holdings and that it is the alter ego of G-I Holdings. On May 13, 2003 the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will therefore be heard by the District Court. The Company believes it will prevail on its claim for a declaratory judgment. Although the Company believes its claims are meritorious, and that it does not have asbestos-related liability, it is not possible to predict the outcome of this litigation, or, if it does not prevail, the outcome of any subsequent litigation regarding the continuation of the preliminary injunction and/or prosecution of Asbestos Claims against BMCA.

         On or about February 8, 2001, the creditors' committee filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and BMCA. The complaint requests substantive consolidation of BMCA with G-I Holdings or an order directing G-I Holdings to cause BMCA to file for bankruptcy protection. The Company and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the Bankruptcy Court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the Bankruptcy Court denied the motion. The creditors' committee appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003. The creditors' committee appealed the denial to the Third Circuit Court of

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 13.  CONTINGENCIES - (CONTINUED)

Appeals, which denied the appeal on September 24, 2004. The creditors' committee filed a petition with the Third Circuit Court of Appeals for a rehearing of its denial of the creditors' committee's appeal, which was denied by the Court of Appeals on October 26, 2004.

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

         In March 2007, after participating in a mediation which resulted in the parties agreeing to an outline of the principal terms of a settlement of the G-I Holdings bankruptcy and all related litigations, the parties agreed to a stay of proceedings pending the completion of their negotiations. The judges presiding over the G-I Holdings bankruptcy proceeding and the related litigations, including the BMCA action and the fraudulent conveyance action, have each entered stipulated orders dated March 22, 2007, March 23, 2007 and April 4, 2007, respectively, implementing the stay. There can be no assurance whether the negotiations will result in a settlement to the G-I Holdings bankruptcy and related proceedings.

         If the stay ceases to be in effect and the Company is not successful in defending against one or more of these claims, the Company may be forced to file for bankruptcy protection and/or contribute all or a substantial portion of its assets to satisfy the claims of G-I Holdings' creditors. Either of

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 13.  CONTINGENCIES - (CONTINUED)

these events, or the substantive consolidation of G-I Holdings and the Company, would weaken its operations and cause it to divert a material amount of its cash flow to satisfy the asbestos claims of G-I Holdings and may render it unable to pay interest or principal on its credit obligations.

         Tax Claims Against G-I Holdings

         On September 15, 1997, G-I Holdings received a notice from the IRS of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings' bankruptcy. G-I Holdings filed an objection to the proof of claim, which is the subject of an adversary proceeding pending in the United States District Court for the District of New Jersey. By opinion and order dated September 8, 2006, the District Court ruled on the parties' respective motions for Partial Summary Judgment, granting the government summary judgment on the issue of "adequate disclosure" for statutes of limitation purposes and denying G-I Holdings summary judgment on its other statutes of limitation defense (finding material issues of fact that must be tried). If the IRS were to prevail on its claims relating to the formation of the surfactants partnership, the Company could be severally liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions. If the IRS were to lose on its claims relating to the formation of the surfactants partnership but prevail on its claims relating to the 1999 distribution of U.S. Treasury bonds, the Company could be severally liable for all or a portion of the taxes and interest on the deficiency. In an opinion dated June 8, 2007, the District Court decided that G-I Holdings cannot avail itself of the "binding contract" transitional relief with respect to the 1999 distribution of U.S. Treasury Bonds to G-I Holdings. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations.

         For a further discussion with respect to the history of the foregoing litigation, and asbestos-related matters, see Notes 5, 11, and 16 to the consolidated financial statements contained in the Company's 2006 Form 10-K.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 13.  CONTINGENCIES - (CONTINUED)

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

         The Company believes that the ultimate disposition of these matters will not have a material adverse effect on the liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability. For information relating to other environmental compliance expenses, reference is made to Note 2, "Environmental Liabilities" in the Company's 2006 Form 10-K and Note 12, "Environmental Litigation" in the Company's Quarterly Report on Form 10-Q for the first quarter ended April 1, 2007, which was filed with the SEC on May 16, 2007.

         Other Contingencies

         In the ordinary course of business, the Company has several supply agreements that include minimum annual purchase requirements. In the event these purchase requirements are not met, the Company may be required to make payments under these supply agreements. There have been no material changes to these contracts in the second quarter of 2007.

                    BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 14.  GUARANTOR FINANCIAL INFORMATION

         At July 1, 2007, all of the Company's subsidiaries, including Elk, each of which is wholly owned by the Company, are guarantors under the Company's Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the indentures governing the Senior Notes. These guarantees are full, unconditional and joint and several. In addition, BMMC, a wholly-owned subsidiary of the Company, is a co-obligor on the 8% Senior Notes due 2007.

         The Company and BMMC entered into license agreements, effective January 1, 1999, for the right to use intellectual property, including patents, trademarks, know-how, and franchise rights owned by Building Materials Investment Corporation ("BMIC"), a wholly-owned subsidiary of the Company, for a license fee stated as a percentage of net sales. The license agreements were for a period of one year and were subject to automatic renewal unless either party terminated with 60 days written notice. Also, effective January 1, 1999, BMMC started selling all finished goods to the Company at a manufacturing profit. Such agreements and the related sale of finished goods were terminated on December 31, 2006.

         Effective January 1, 2007, BMMC and BMIC entered into a new contract manufacturing agreement allowing BMIC the right to purchase all production at the BMMC owned plant locations at a specified transfer price. In addition, effective January 1, 2007, BMCA and BMIC entered into a purchase agreement granting BMCA the right to purchase production sufficient to meet required customer demand from BMIC at a specified transfer price. Also, in connection with entering these agreements, BMCA transferred certain employees and operations of BMCA to BMIC.

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


                                  BUILDING MATERIALS CORPORATION OF AMERICA

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 14.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                        SECOND QUARTER ENDED JULY 1, 2007
                                                   (THOUSANDS)
                                                   (UNAUDITED)

                                          Parent        Co-Obligor    Guarantor
                                          Company       Subsidiary    Subsidiaries   Eliminations   Consolidated
                                         ---------      ---------      ---------      ---------      ---------
Net sales .............................  $ 440,350      $      --      $ 222,920      $      --      $ 663,270
Intercompany net sales ................         --        345,762        389,925       (735,687)            --
                                         ---------      ---------      ---------      ---------      ---------
    Total net sales ...................    440,350        345,762        612,845       (735,687)       663,270
                                         ---------      ---------      ---------      ---------      ---------
Costs and expenses, net:
  Cost of products sold ...............    382,730        288,577        550,325       (735,687)       485,945
  Selling, general and
    administrative ....................     46,611         47,155         44,064             --        137,830
  Restructuring and other
    expenses ..........................     54,993             --             --             --         54,993
  Other (income) expense, net .........       (977)           (53)           233             --           (797)
                                         ---------      ---------      ---------      ---------      ---------
    Total costs and expenses, net......    483,357        335,679        594,622       (735,687)       677,971
                                         ---------      ---------      ---------      ---------      ---------
Income (loss) before equity in
  earnings of subsidiaries,
  interest expense and income
  taxes ...............................    (43,007)        10,083         18,223             --        (14,701)

Equity in earnings of
 subsidiaries .........................     10,383             --             --        (10,383)            --
Interest income (expense) .............    (32,778)           225        (13,117)            --        (45,670)
                                         ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes......    (65,402)        10,308          5,106        (10,383)       (60,371)
Income tax (expense) benefit ..........     20,920         (2,508)        (2,523)            --         15,889
                                         ---------      ---------      ---------      ---------      ---------
Net income (loss) .....................  $ (44,482)     $   7,800      $   2,583      $ (10,383)     $ (44,482)
                                         =========      =========      =========      =========      =========



                                 BUILDING MATERIALS CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 14. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                    CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                         SECOND QUARTER ENDED JULY 2, 2006
                                                    (THOUSANDS)
                                                    (UNAUDITED)


                                             Parent        Co-Obligor     Guarantor
                                             Company       Subsidiary    Subsidiaries  Eliminations   Consolidated
                                            ---------      ---------      ---------      ---------      ---------
Net sales .............................     $ 503,243      $      --      $  32,645      $      --      $ 535,888
Intercompany net sales ................           162        310,773         22,548       (333,483)            --
                                            ---------      ---------      ---------      ---------      ---------
    Total net sales ...................       503,405        310,773         55,193       (333,483)       535,888
                                            ---------      ---------      ---------      ---------      ---------
Costs and expenses, net:
  Cost of products sold ...............       379,094        274,669         48,830       (333,483)       369,110
  Selling, general and administrative..        88,263         21,331          8,689             --        118,283
  Intercompany licensing (income)
    expense, net ......................        20,136          7,064        (27,200)            --             --
  Other (income) expense, net .........          (195)            16            (12)            --           (191)
  Transition service agreement
    (income) expense ..................            25            (25)            --             --             --
                                            ---------      ---------      ---------      ---------      ---------
    Total costs and expenses, net .....       487,323        303,055         30,307       (333,483)       487,202
                                            ---------      ---------      ---------      ---------      ---------
Income before equity in earnings of
  subsidiaries, interest expense and
  income taxes ........................        16,082          7,718         24,886             --         48,686

Equity in earnings of subsidiaries ....        16,222             --             --        (16,222)            --
Interest expense ......................        (9,615)        (2,060)        (4,379)            --        (16,054)
                                            ---------      ---------      ---------      ---------      ---------
Income before income taxes ............        22,689          5,658         20,507        (16,222)        32,632
Income tax expense ....................        (2,457)        (2,150)        (7,793)            --        (12,400)
                                            ---------      ---------      ---------      ---------      ---------
Net income ............................     $  20,232      $   3,508      $  12,714      $ (16,222)     $  20,232
                                            =========      =========      =========      =========      =========



                                         BUILDING MATERIALS CORPORATION OF AMERICA

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 14. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                          SIX MONTHS ENDED JULY 1, 2007
                                                   (THOUSANDS)
                                                   (UNAUDITED)


                                           Parent         Co-Obligor       Guarantor
                                           Company        Subsidiary       Subsidiaries     Eliminations     Consolidated
                                         -----------      -----------      -----------      -----------      -----------
Net sales ..........................     $   854,282      $        --      $   338,979      $        --      $ 1,193,261
Intercompany net sales .............              --          662,402          749,253       (1,411,655)              --
                                         -----------      -----------      -----------      -----------      -----------
  Total net sales ..................         854,282          662,402        1,088,232       (1,411,655)       1,193,261
                                         -----------      -----------      -----------      -----------      -----------
Cost and expenses, net:
  Costs of products sold ...........         729,236          567,163          994,139       (1,411,655)         878,883
  Selling, general and
    administrative .................         103,689           75,727           69,574               --          248,990
  Restructuring and other expenses .          54,993               --               --               --           54,993
  Other (income) expense, net ......            (611)            (105)             338               --             (378)
                                         -----------      -----------      -----------      -----------      -----------
  Total costs and expenses, net ....         887,307          642,785        1,064,051       (1,411,655)       1,182,488
                                         -----------      -----------      -----------      -----------      -----------
Income (loss) before equity in
  earnings of subsidiaries, interest
  expense and income taxes .........         (33,025)          19,617           24,181               --           10,773

Equity in earnings of subsidiaries .           5,098               --               --           (5,098)              --
Interest expense ...................         (58,331)          (2,224)         (34,393)              --          (94,948)
                                         -----------      -----------      -----------      -----------      -----------
Income (loss) before income taxes ..         (86,258)          17,393          (10,212)          (5,098)         (84,175)
Income tax (expense) benefit .......          26,493           (5,044)           2,961               --           24,410
                                         -----------      -----------      -----------      -----------      -----------
Net income (loss) ..................     $   (59,765)     $    12,349      $    (7,251)     $    (5,098)     $   (59,765)
                                         ===========      ===========      ===========      ===========      ===========



                                    BUILDING MATERIALS CORPORATION OF AMERICA

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 14.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                          SIX MONTHS ENDED JULY 2, 2006
                                                   (THOUSANDS)
                                                   (UNAUDITED)


                                             Parent         Co-Obligor       Guarantor
                                             Company        Subsidiary       Subsidiaries     Eliminations     Consolidated
                                           -----------      -----------      -----------      -----------      -----------
Net sales ............................     $   984,855      $        --      $    56,008      $        --      $ 1,040,863
Intercompany net sales ...............             213          600,817           44,178         (645,208)              --
                                           -----------      -----------      -----------      -----------      -----------
    Total net sales ..................         985,068          600,817          100,186         (645,208)       1,040,863
                                           -----------      -----------      -----------      -----------      -----------
Costs and expenses, net:
  Cost of products sold ..............         751,901          530,817           91,080         (645,208)         728,590
  Selling, general and administrative.         174,976           41,440           16,465               --          232,881
  Intercompany licensing (income)
    expense, net .....................          39,403           13,550          (52,953)              --               --
  Other (income) expense, net ........            (537)              37              (17)              --             (517)
  Transition service agreement
    (income) expense .................              50              (50)              --               --               --
                                           -----------      -----------      -----------      -----------      -----------
    Total costs and expenses, net ....         965,793          585,794           54,575         (645,208)         960,954
                                           -----------      -----------      -----------      -----------      -----------
Income before equity in earnings of
  subsidiaries, interest expense and
  income taxes .......................          19,275           15,023           45,611               --           79,909

Equity in earnings of subsidiaries ...          30,263               --               --          (30,263)              --
Interest expense .....................         (18,758)          (4,176)          (7,646)              --          (30,580)
                                           -----------      -----------      -----------      -----------      -----------
Income before income taxes ...........          30,780           10,847           37,965          (30,263)          49,329
Income tax expense ...................            (196)          (4,122)         (14,427)              --          (18,745)
                                           -----------      -----------      -----------      -----------      -----------
Net income ...........................     $    30,584      $     6,725      $    23,538      $   (30,263)     $    30,584
                                           ===========      ===========      ===========      ===========      ===========


                                  BUILDING MATERIALS CORPORATION OF AMERICA

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 14.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                       JULY 1, 2007
                                                        (THOUSANDS)
                                                        (UNAUDITED)


                                               Parent         Co-Obligor       Guarantor
                                               Company        Subsidiary       Subsidiaries     Eliminations     Consolidated
                                             -----------      -----------      -----------      -----------      -----------
ASSETS
Current Assets:
  Cash and cash equivalents ............     $        --      $       233      $    51,544      $        --      $    51,777
  Accounts receivable, trade, net ......         316,626               --          150,833               --          467,459
  Accounts receivable, other ...........           3,561              553              270               --            4,384
  Tax receivable from parent
    corporation ........................           9,132               --               --               --            9,132
  Inventories, net .....................              --          189,726          126,493               --          316,219
  Deferred income tax assets, net ......          75,946               --               --               --           75,946
  Other current assets .................           9,383            4,848            8,313               --           22,544
  Discontinued operations - current
    assets .............................              --               --            2,844               --            2,844
                                             -----------      -----------      -----------      -----------      -----------
    Total Current Assets ...............         414,648          195,360          340,297               --          950,305

Investment in subsidiaries .............       1,664,502               --               --       (1,664,502)              --
Intercompany loans including accrued
  interest .............................         680,647               --         (680,647)              --               --
Due from/(to) subsidiaries, net ........        (578,486)        (225,840)         804,326               --               --
Property, plant and equipment, net .....              --          243,775          569,669               --          813,444
Goodwill, net ..........................          40,080            3,946          633,632               --          677,658
Intangible assets ......................              --               --           15,887               --           15,887
Other noncurrent assets ................          88,846           21,006           29,121               --          138,973
Discontinued operations - non-current
  assets ...............................              --               --            1,355               --            1,355
                                             -----------      -----------      -----------      -----------      -----------
Total Assets ...........................     $ 2,310,237      $   238,247      $ 1,713,640      $(1,664,502)     $ 2,597,622
                                             ===========      ===========      ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt..     $     9,702      $     5,735      $       867      $        --      $    16,304
  Accounts payable .....................             234           71,571           45,182               --          116,987
  Payable to related parties ...........             683           12,205            1,166               --           14,054
  Loans payable to parent corporation ..          52,840               --               --               --           52,840
  Accrued liabilities ..................          93,799           50,605           35,246               --          179,650
  Product warranty claims ..............           9,000               --            4,500               --           13,500
  Discontinued operations - current
    liabilities ........................              --               --              931               --              931
                                             -----------      -----------      -----------      -----------      -----------
    Total Current Liabilities ..........         166,258          140,116           87,892               --          394,266

Long-term debt..........................       1,924,937           17,172            4,816               --        1,946,925
Product warranty claims ................          18,786               --            8,887               --           27,673
Deferred income tax liabilities ........         127,551               --               --               --          127,551
Other liabilities ......................          62,299            2,015           26,487               --           90,801
                                             -----------      -----------      -----------      -----------      -----------
Total Liabilities ......................       2,299,831          159,303          128,082               --        2,587,216

Total Stockholders' Equity .............          10,406           78,944        1,585,558       (1,664,502)          10,406
                                             -----------      -----------      -----------      -----------      -----------
Total Liabilities and Stockholders'
     Equity ............................     $ 2,310,237      $   238,247      $ 1,713,640      $(1,664,502)     $ 2,597,622
                                             ===========      ===========      ===========      ===========      ===========


                                       BUILDING MATERIALS CORPORATION OF AMERICA

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 14.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                       CONDENSED CONSOLIDATING BALANCE SHEET
                                                 DECEMBER 31, 2006
                                                    (THOUSANDS)


                                                 Parent        Co-Obligor      Guarantor
                                                 Company       Subsidiary      Subsidiaries    Eliminations    Consolidated
                                               ----------      ----------      ----------      ----------      ----------
ASSETS
Current Assets:
  Cash and cash equivalents ..............     $       18      $    1,870      $    5,889      $       --      $    7,777
  Accounts receivable, trade, net ........        177,137              --          13,722              --         190,859
  Accounts receivable, other .............          4,957             537             105              --           5,599
  Tax receivable from parent corporation..          9,132              --              --              --           9,132
  Inventories, net .......................        165,538          49,318          23,853              --         238,709
  Deferred income tax assets, net ........         21,710              --              --              --          21,710
  Other current assets ...................          7,753           4,235             221              --          12,209
                                               ----------      ----------      ----------      ----------      ----------
    Total Current Assets .................        386,245          55,960          43,790              --         485,995

Investment in subsidiaries ...............        626,836              --              --        (626,836)             --
Intercompany loans including accrued
  interest ...............................        378,725          16,515        (395,240)             --              --
Due from (to) subsidiaries, net ..........       (720,388)        (68,470)        788,858              --              --
Property, plant and equipment, net .......         45,274         250,100         116,355              --         411,729
Goodwill, net ............................         40,080              --          24,714              --          64,794
Other noncurrent assets ..................         44,723          22,543              57              --          67,323
                                               ----------      ----------      ----------      ----------      ----------
Total Assets .............................     $  801,495      $  276,648      $  578,534      $ (626,836)     $1,029,841
                                               ==========      ==========      ==========      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ...     $       --      $  102,913      $        5      $       --      $  102,918
  Accounts payable .......................         53,312          28,436           9,203              --          90,951
  Payable to related parties .............          1,172           4,780              --              --           5,952
  Loans payable to parent corporation ....         52,840              --              --              --          52,840
  Accrued liabilities ....................         39,533          60,490           1,359              --         101,382
  Product warranty claims ................          9,000              --              --              --           9,000
                                               ----------      ----------      ----------      ----------      ----------
    Total Current Liabilities ............        155,857         196,619          10,567              --         363,043

Long-term debt............................        465,518          18,885               3              --         484,406
Product warranty claims ..................         17,571              --             401              --          17,972
Deferred income tax liabilities ..........         39,551              --              --              --          39,551
Other liabilities ........................         60,793           1,694             177              --          62,664
                                               ----------      ----------      ----------      ----------      ----------
Total Liabilities ........................        739,290         217,198          11,148              --         967,636

Total Stockholders' Equity ...............         62,205          59,450         567,386        (626,836)         62,205
                                               ----------      ----------      ----------      ----------      ----------
Total Liabilities and Stockholders'
     Equity ..............................     $  801,495      $  276,648      $  578,534      $ (626,836)     $1,029,841
                                               ==========      ==========      ==========      ==========      ==========


                                    BUILDING MATERIALS CORPORATION OF AMERICA

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 14.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                          SIX MONTHS ENDED JULY 1, 2007
                                                   (THOUSANDS)
                                                   (UNAUDITED)


                                                                  Parent         Co-Obligor       Guarantor
                                                                  Company        Subsidiary       Subsidiaries     Consolidated
                                                                -----------      -----------      -----------      -----------
Cash and cash equivalents, beginning of period ............     $        18      $     1,870      $     5,889      $     7,777
                                                                -----------      -----------      -----------      -----------
Cash provided by (used in) operating activities:
  Net income (loss) .......................................         (64,863)          12,349           (7,251)         (59,765)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
    Depreciation ..........................................              --           18,802           14,830           33,632
    Amortization ..........................................              --            1,694              363            2,057
    Restructuring and other expenses ......................          65,793               --               --           65,793
    Deferred income taxes .................................         (33,163)              --               --          (33,163)
    Noncash interest charges, net .........................           5,368              212              513            6,093
  (Increase) decrease in working capital items ............        (157,530)          14,746           26,674         (116,110)
  Increase (decrease) in product warranty claims...........           1,215               --             (689)             526
  (Increase) decrease in other assets .....................          (2,286)            (150)             786           (1,650)
  Increase in other liabilities ...........................           1,506              321              309            2,136
  Change in net receivable from/payable to
    related parties/parent corporations ...................      (1,250,975)          73,841        1,185,236            8,102
  Other, net ..............................................               1              206              660              867
                                                                -----------      -----------      -----------      -----------
Net cash provided by (used in) operating
  activities ..............................................      (1,434,934)         122,021        1,221,431          (91,482)
                                                                -----------      -----------      -----------      -----------
Cash used in investing activities:
  Acquisition of ElkCorp, net of cash
   acquired of $0.1 million ...............................              --               --         (945,643)        (945,643)
  Capital expenditures and acquisitions ...................              --          (24,548)         (30,972)         (55,520)
                                                                -----------      -----------      -----------      -----------
Net cash used in investing activities .....................              --          (24,548)        (976,615)      (1,001,163)
                                                                -----------      -----------      -----------      -----------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt ................       2,162,849               --           25,900        2,188,749
  Repayments of long-term debt ............................        (693,842)         (99,110)        (225,061)      (1,018,013)
  Distribution to parent corporation ......................            (171)              --               --             (171)
  Loan to parent corporation ..............................             (98)              --               --              (98)
  Financing fees and expenses .............................         (33,822)              --               --          (33,822)
                                                                -----------      -----------      -----------      -----------
Net cash provided by (used in) financing
  activities...............................................       1,434,916          (99,110)        (199,161)       1,136,645
                                                                -----------      -----------      -----------      -----------
Net change in cash and cash equivalents ...................             (18)          (1,637)          45,655           44,000
                                                                -----------      -----------      -----------      -----------
Cash and cash equivalents, end of period ..................     $        --      $       233      $    51,544      $    51,777
                                                                ===========      ===========      ===========      ===========


                                BUILDING MATERIALS CORPORATION OF AMERICA

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 14.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                          SIX MONTHS ENDED JULY 2, 2006
                                                   (THOUSANDS)
                                                   (UNAUDITED)


                                                               Parent        Co-Obligor     Guarantor
                                                               Company       Subsidiary     Subsidiaries   Consolidated
                                                              ---------      ---------      ---------      ---------
Cash and cash equivalents, beginning of period ..........     $       9      $     180      $   6,693      $   6,882
                                                              ---------      ---------      ---------      ---------
Cash provided by (used in) operating activities:
  Net income ............................................           321          6,725         23,538         30,584
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation ........................................         1,959         18,604          3,463         24,026
    Amortization ........................................            --          1,355             --          1,355
    Deferred income taxes ...............................        (1,293)            --             --         (1,293)
    Noncash interest charges, net .......................         1,955            663              1          2,619
  Increase in working capital items .....................      (139,975)          (479)       (12,335)      (152,789)
  Increase (decrease) in long-term reserve for
    product warranty claims .............................         2,788             --            (50)         2,738
  Increase (decrease) in other assets ...................            23         (1,342)            72         (1,247)
  Decrease in other liabilities .........................          (114)            --             (4)          (118)
  Change in net receivable from/payable to
    related parties/parent corporations .................         7,846         (7,020)         7,162          7,988
  Other, net ............................................           (12)           (33)           427            382
                                                              ---------      ---------      ---------      ---------
Net cash provided by (used in) operating activities......      (126,502)        18,473         22,274        (85,755)
                                                              ---------      ---------      ---------      ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisition of a manufacturing
    facility ............................................        (5,927)       (10,256)       (17,546)       (33,729)
                                                              ---------      ---------      ---------      ---------
Net cash used in investing activities ...................        (5,927)       (10,256)       (17,546)       (33,729)
                                                              ---------      ---------      ---------      ---------
Cash provided by (used in) financing activities:
  Proceeds from Senior Secured Revolving Credit
    Facility ............................................       472,000             --             --        472,000
  Purchase of industrial development revenue bond
    certificates issued by the Company ..................            --         (6,325)            --         (6,325)
  Repayments of long-term debt ..........................      (339,000)        (1,514)            (2)      (340,516)
  Distribution to parent corporation ....................          (477)            --             --           (477)
  Loan to parent corporation ............................           (92)            --             --            (92)
                                                              ---------      ---------      ---------      ---------
Net cash provided by (used in) financing activities.. ...       132,431         (7,839)            (2)       124,590
                                                              ---------      ---------      ---------      ---------
Net change in cash and cash equivalents .................             2            378          4,726          5,106
                                                              ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period ................     $      11      $     558      $  11,419      $  11,988
                                                              =========      =========      =========      =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         On February 22, 2007, a subsidiary of Building Materials Corporation of America, which we refer to as BMCA, acquired approximately 90% of the outstanding shares of ElkCorp, which we refer to as Elk, a Dallas, Texas-based manufacturer of roofing products and building materials. The remaining shares of Elk were acquired on March 26, 2007, resulting in Elk becoming an indirect wholly-owned subsidiary of BMCA. See Acquisitions. Unless otherwise indicated by the context, "we," "us," and "our" refer to Building Materials Corporation of America and its consolidated subsidiaries, including Elk.

CRITICAL ACCOUNTING POLICIES

         There have been no significant changes to our Critical Accounting Policies during the six month period ended July 1, 2007. For a further discussion on our Critical Accounting Policies, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission, which we refer to as the SEC, on February 16, 2007, which we refer to as the 2006 Form 10-K.

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

         Second Quarter 2007 Compared With
         Second Quarter 2006

         We recorded a net loss of $44.5 million in the second quarter of 2007 compared to net income of $20.2 million in the second quarter of 2006. Our net loss in the second quarter of 2007 included $46.7 million of after-tax ($65.8 million pre-tax) restructuring and other expenses, of which $7.7 million after-tax ($10.8 million pre-tax) was included in cost of products sold related to the integration of Elk operations. Included in restructuring and other expenses are plant closure related expenses related to the closure of these facilities along with the write-down of certain plant assets of the closed facilities, integration related costs and the write-down of certain inventories. Excluding these items, second quarter of 2007 net income was $2.2 million, which included the results of operations of Elk. The decrease in net income for the second quarter of 2007 was primarily attributable

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


to approximately $29.6 million of higher interest expense primarily due to the acquisition of Elk and lower income before interest expense and income taxes.

         Net sales for the second quarter of 2007 were $663.3 million compared to second quarter of 2006 net sales of $535.9 million. Net sales for the second quarter of 2007 included $194.8 million of net sales related to Elk. Excluding net sales of Elk, our net sales for the second quarter of 2007 were $468.5 million. The decrease in second quarter of 2007 net sales was primarily due to lower net sales of residential roofing products primarily driven by lower unit volumes resulting from softer market demand.

         We had a loss before interest expense and income taxes in the second quarter of 2007 of $14.7 million compared to income before interest expense and income taxes of $48.7 million in the second quarter of 2006. Our loss before interest expense and income taxes in the second quarter of 2007 included $65.8 million of restructuring and other expenses, of which $10.8 million was included in cost of products sold. Excluding these items, the second quarter of 2007 income before interest expense and income taxes was $51.1 million, which included $22.1 million of income before interest expense and income taxes resulting from Elk's operations. Excluding the impact of Elk operations, income before interest expense and income taxes for the second quarter of 2007 was $29.0 million. The decrease in the second quarter of 2007 income before interest expense and income taxes was primarily due to a decrease in net sales of residential roofing products and higher raw material costs, partially offset by lower selling, general and administrative expenses mostly due to lower volume related distribution costs.

         Interest expense in the second quarter of 2007 increased to $45.7 million as compared to $16.1 million in the second quarter of 2006. The increase in second quarter of 2007 interest expense was primarily due to higher average borrowings due to the acquisition of Elk and a slightly higher average interest rate.

         BUSINESS SEGMENT INFORMATION

Net Sales. Net sales of roofing products for the second quarter of 2007 were $626.4 million compared to $512.5 million for the second quarter of 2006. Net sales of roofing products for the second quarter of 2007 included $180.6 million of net sales of roofing products related to Elk. Excluding net sales of roofing products of Elk, we had net sales of roofing products of $445.8 million in the second quarter of 2007. The decrease in net sales of roofing products was primarily driven by lower unit volumes. Net sales of specialty building products and

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


accessories were $36.9 million for the second quarter of 2007 as compared with $23.4 million for the second quarter of 2006. Net sales of specialty building products and accessories for the second quarter of 2007 included $14.3 million of net sales of specialty building products and accessories related to Elk. Excluding net sales of specialty business products and accessories of Elk, we had net sales of specialty business products and accessories of $22.6 million in the second quarter of 2007.

Gross Margin. Our overall gross margin was $177.3 million or 26.7% of net sales for the second quarter of 2007. Included in our overall gross margin was $10.8 million of restructuring and other expenses, which were included in cost of products sold and $57.5 million of gross margin related to Elk. Excluding these items, our overall gross margin would have been $130.6 million or 27.9% of net sales compared with $166.8 million or 31.1% of net sales for the second quarter of 2006. The decrease in our overall gross margin is primarily attributable to a decrease in net sales driven by lower unit volumes and higher raw material costs.

Income (loss) before Interest Expense and Income Taxes. We had a loss before interest expense and income taxes in the second quarter of 2007 of $14.7 million or 2.2% of net sales, compared to income before interest expense and income taxes of $48.7 million or 9.1% of net sales for the second quarter of 2006. Our loss before interest expense and income taxes in the second quarter of 2007 included $65.8 million of restructuring and other expenses, of which $10.8 million was included in cost of products sold. Excluding these items, the second quarter of 2007 income before interest expense and income taxes was $51.1 million or 7.7% of net sales, which includes $22.1 million of income before interest expense and income taxes resulting from Elk's operations. Excluding the impact of Elk operations, income before interest expense and income taxes for the second quarter of 2007 was $29.0 million or 6.2% of net sales. The decrease in the second quarter of 2007 income before interest expense and income taxes was primarily due to a decrease in net sales of residential roofing products and higher raw material costs, partially offset by lower selling, general and administrative expenses mostly due to lower volume related distribution costs.

         Six Months 2007 Compared With
         Six Months 2006

         We recorded a net loss of $59.8 million in the first six months of 2007 compared to net income of $30.6 million in the first six months of 2006. Our net loss in the first six months of 2007 included $46.7 million of after-tax ($65.8 million pre-tax) restructuring and other expenses, of which $7.7 million after tax ($10.8 million pre-tax) was included in cost of products sold related to the integration of Elk operations and $16.5 million of after-tax ($23.2 million pre-tax) debt restructuring costs also related to the

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


acquisition. Included in restructuring and other expenses are plant closure related expenses related to the closure of these facilities along with the write-down of certain plant assets of the closed facilities, integration-related costs and the write-down of certain inventories. Excluding these items, the first six months of 2007 net income was $3.4 million, which included Elk's operations from the date of acquisition. The decrease in net income for the first six months of 2007 was primarily attributable to approximately $64.4 million of higher interest expense primarily due to the acquisition of Elk and lower income before interest expense and income taxes.

         Net sales for the first six months of 2007 were $1,193.3 million compared to the first six months of 2006 net sales of $1,040.9 million. Net sales for the first six months of 2007 included $287.9 million of net sales related to Elk from the date of acquisition. Excluding net sales of Elk, our net sales for the first six months of 2007 were $905.4 million. The decrease in the first six months of 2007 net sales was primarily due to lower net sales of both residential and commercial roofing products. The decrease in net sales of residential roofing products was primarily driven by lower unit volumes resulting from the softer market demand, while the decrease in commercial roofing products was primarily driven by lower unit volumes, partially offset by a higher average selling price.

         Income before interest expense and income taxes in the first six months of 2007 was $10.8 million compared to $79.9 million in the first six months of 2006. Our income before interest expense and income taxes in the first six months of 2007 included $65.8 million of restructuring and other expenses, of which $10.8 million was included in cost of products sold. Excluding these items, the first six months of 2007 income before interest expense and income taxes was $76.6 million, which includes $28.5 million of income before interest expense and income taxes resulting from Elk's operations from the date of acquisition. Excluding the impact of Elk operations, income before interest expense and income taxes for the first six months of 2007 was $48.1 million. The decrease in the first six months of 2007 income before interest expense and income taxes was primarily due to a decrease in net sales of both residential and commercial roofing products and higher raw material costs, partially offset by lower selling, general and administrative expenses mostly due to lower volume related distribution costs.

         Interest expense in the first six months of 2007 increased to $95.0 million as compared to $30.6 million in the first six months of 2006. Interest expense in the first six months of 2007 included $23.2 million of debt restructuring costs and an additional $2.6 million of interest expense of Elk from the date of acquisition. Included in debt restructuring costs are the tender premiums and write-off of the remaining deferred financing fees and discounts associated with the then outstanding 2007 and 2008 senior notes of BMCA and all of the then outstanding senior notes of Elk, all of which were redeemed in the first quarter of 2007. Excluding the impact of

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


the debt restructuring costs and the additional Elk interest, interest expense for the first six months of 2007 was $69.2 million. The increase in the first six months of 2007 interest expense was primarily due to higher average borrowings, due to the acquisition of Elk and a slightly higher average interest rate.

         BUSINESS SEGMENT INFORMATION

Net Sales. Net sales of roofing products for the first six months of 2007 were $1,135.3 million compared to $1,002.0 million for the first six months of 2006. Net sales of roofing products for the first six months of 2007 include $269.0 million of net sales of roofing products related to Elk from the date of acquisition. Excluding net sales of roofing products of Elk, we had net sales of roofing products of $866.3 million in the first six months of 2007. The decrease in net sales of residential roofing products was primarily driven by lower unit volumes and a slightly lower average selling price, while the decrease in commercial roofing products was primarily driven by lower unit volumes, partially offset by a higher average selling price. Net sales of specialty building products and accessories were $58.0 million for the first six months of 2007 as compared with $38.9 million for the first six months of 2006. Net sales of specialty building products and accessories for the first six months of 2007 included $18.9 million of net sales of specialty building products and accessories related to Elk from the date of acquisition. Excluding net sales of specialty business products and accessories of Elk, we had net sales of specialty business products and accessories of $39.1 million in the first six months of 2007.

Gross Margin. Our overall gross margin was $314.4 million or 26.3% of net sales for the first six months of 2007. Included in our overall gross margin was $10.8 million of restructuring and other expenses, which were included in cost of products sold and $81.9 million of gross margin related to Elk. Excluding these items, our overall gross margin would have been $243.3 million or 26.9% of net sales compared with $312.3 million or 30.0% of net sales for the first six months of 2006. The decrease in our overall gross margin is primarily attributable to a decrease in net sales driven by lower unit volumes and higher raw material costs.

Income before Interest Expense and Income Taxes. Income before interest expense and income taxes in the first six months of 2007 was $10.8 million or 0.9% of net sales, compared to income before interest expense and income taxes of $79.9 million or 7.7% of net sales in the first six months of 2006. Our income before interest expense and income taxes in the first six months of 2007 included $65.8 million of restructuring and other expenses, of which $10.8 million was included in cost of products sold. Excluding these items, the first six months of 2007 income before interest expense and income taxes was $76.6 million or 6.4% of net sales, which includes $28.5 million of

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


income before interest expense and income taxes resulting from Elk's operations from the date of acquisition. Excluding the impact of Elk operations, income before interest expense and income taxes for the first six months of 2007 was $48.1 million or 5.3% of net sales. The decrease in the first six months of 2007 income before interest expense and income taxes was primarily due to a decrease in net sales of both residential and commercial roofing products and higher raw material costs, partially offset by lower selling, general and administrative expenses mostly due to lower volume related distribution costs.

LIQUIDITY AND FINANCIAL CONDITION

         Cash Flows and Cash Position

         Sales of roofing products and specialty building products and accessories in the northern regions of the United States generally decline in the late fall and winter months due to cold weather. In addition, adverse weather conditions can result in higher customer demand during our peak operating season depending on the extent and severity of the damage from these severe weather conditions. Due to the seasonal demands of our business, together with extreme weather conditions, we generally have negative cash flows from operations during the first six months of our fiscal year. Our negative cash flows from operations are primarily driven by our cash invested in both accounts receivable and inventories to meet these seasonal operating demands. Generally, in the third and fourth quarters of our fiscal year, our cash flows from operations become positive for each quarter, as our investment in inventories and accounts receivable no longer continues to increase, as is customary in the first six months of our fiscal year. Our seasonal working capital needs, together with our debt service obligations, capital expenditure requirements and other contracted arrangements, adversely impact our liquidity during this period. We rely on our cash and cash equivalents on hand and our $600.0 million Senior Secured Revolving Credit Facility due February 2012, which we refer to as our Senior Secured Revolving Credit Facility (see Long-Term Debt), to support our overall cash flow requirements during these periods. We expect to continue to rely on our cash and cash equivalents on hand and external financings to maintain operations over the short and long-term and to continue to have access to the financing markets, subject to the then prevailing market terms and conditions.

         Net cash outflow from operating and investing activities was $1,092.6 million during the first six months of 2007, including $945.6 million related to the acquisition of Elk, net of $0.1 million of cash acquired, the reinvestment of $55.5 million for capital programs and an acquisition of land and buildings in Fresno, California and $91.5 million of cash used in operations.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         Cash invested in additional working capital totaled $116.1 million during the first six months of 2007, reflecting an increase in total accounts receivable of $177.8 million, due to the seasonality of our business, a $45.6 million decrease in inventories to meet our anticipated operating demands and due to the decline in the housing market, a $4.1 million increase in other current assets, a $25.6 million increase in accounts payable and accrued liabilities and an increase in net payments of $5.4 million for restructuring and other expenses. The net cash used in operating activities also included an $8.1 million net increase in the payable to related parties/parent corporations, due to an $8.1 million increase in amounts due under our long-term granule supply agreement with an affiliated company. In addition, net cash used in operating activities included $65.8 million in restructuring and other expenses, which primarily included a $41.9 million write-down of property, plant and equipment.

         Net cash provided by financing activities totaled $1,136.6 million during the first six months of 2007, including $2,188.7 million of aggregate proceeds from the issuance of long-term debt, related to 2007 year to date cumulative borrowings of $862.8 million under our new $600.0 million Senior Secured Revolving Credit Facility and our old $450.0 million Senior Secured Revolving Credit Facility, which we refer to as our Old Senior Secured Revolving Credit Facility. In addition, proceeds from the issuance of long-term debt included $975.0 million under our new $975.0 million Term Loan Facility, which we refer to as the Term Loan, $325.0 million under our new $325.0 million Junior Lien Term Loan Facility, which we refer to as the Junior Lien Term Loan and $25.9 million of borrowings under the old Elk Revolving Credit Facility, see (Long-Term Debt). Financing activities also included $1,018.0 million in aggregate repayments of long-term debt, of which $538.8 million related to first quarter of 2007 cumulative repayments under our Senior Secured Revolving Credit Facility and our Old Senior Secured Revolving Credit Facility, $28.6 million related to repayments under the old Elk Revolving Credit Facility and $4.9 million related to repayments under the Term Loan. In addition, repayments of long-term debt included $97.5 million related to our outstanding 8% Senior Notes due 2007, which we refer to as the 2007 Notes, $150.1 million related to our outstanding 8% Senior Notes due 2008, which we refer to as the 2008 Notes, $25.0 million related to the then outstanding Elk 6.28% Senior Notes due 2007, $60.0 million related to the then outstanding Elk 6.99% Senior Notes due 2009, $60.0 million related to the then outstanding Elk 7.49% Senior Notes due 2012 and $50.0 million related to the then outstanding Elk 6.28% Senior Notes due 2014.

         In addition, financing activities also included $33.8 million in financing fees and expenses, related to debt restructuring costs, including the tender premiums and write-off of the remaining deferred financing fees and discounts associated with the aforementioned senior notes and the Old Senior Secured Revolving Credit Facility.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         Acquisitions

         On February 9, 2007, BMCA Acquisition Sub Inc., which we refer to as BMCA Acquisition Sub, and BMCA Acquisition Inc., which together with BMCA Acquisition Sub, we collectively refer to as the Purchasers, both wholly-owned subsidiaries of BMCA, entered into a merger agreement with Elk, which we refer to as the Merger Agreement. On February 22, 2007, an equity tender offer closed and, as a result thereof (and the purchase of shares from one of its affilates), BMCA Acquisition Sub owned approximately 90% of Elk's shares at a purchase price of $43.50 per share. In accordance with the Merger Agreement, the remaining Elk shares were converted in a second step merger into the right to receive $43.50 per share in cash. On March 26, 2007, BMCA completed the merger, pursuant to which BMCA Acquisition Sub was merged with and into Elk, which then became an indirect wholly-owned subsidiary of BMCA. The acquisition of the Elk shares was completed at a purchase price of approximately $945.6 million, net of $0.1 million of cash acquired and net of $195.0 million of the then outstanding Elk senior notes which were repaid in March 2007.

         We financed the purchase of Elk, and refinanced certain of BMCA's then outstanding debt and repaid all of Elk's then outstanding senior notes of $195.0 million with the proceeds from our new senior secured credit facilities. Our new senior secured credit facilities consist of a $600.0 million Senior Secured Revolving Credit Facility, a $975.0 million Term Loan and a $325.0 million Junior Lien Term Loan facility maturing on September 15, 2014. See Long-Term Debt.

         We believe the acquisition of Elk will strategically position us for future growth in the roofing industry and other building product markets. The acquisition is expected to provide us with an increased market leadership position, create comprehensive market-leading product offerings, generate natural cost savings from synergies, including plant rationalization and re-alignment of distribution networks, raw material procurement, administrative and logistical efficiencies, and leverage the organizational strengths of both BMCA and Elk.

         The Elk acquisition was accounted for under the purchase method of accounting as prescribed by Statement of Financial Accounting Standards, which we refer to as SFAS, No. 141 "Business Combinations," which we refer to as SFAS No. 141, which requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding their fair value being

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


recorded as goodwill. The allocation process will require an analysis of plant, property and equipment, inventories, customer lists and relationships, contractual commitments and brand strategies, among others to identify and record the fair value of assets acquired and liabilities assumed. In connection with the acquisition, we used an economic life of 5 to 40 years for land improvements, 10 to 40 years for buildings and building improvements, 3 to 30 years for machinery and equipment, which includes furniture and fixtures, and 5 to 14 years for intangible assets.

         In valuing acquired assets and assumed liabilities, fair values will be based on, but not limited to: future expected discounted cash flows for trade names and customer relationships, current replacement costs for similar capacity and obsolescence for certain fixed assets and inventory; and comparable market rates for contractual obligations, including real estate and liabilities. We will utilize an independent valuation of the assets and liabilities acquired from Elk and expect this valuation to be completed by the end of 2007. At July 1, 2007, we recorded $612.9 million of goodwill and $15.9 million of intangible assets, net of amortization since the date of acquisition, related to the acquisition of Elk based on our best estimate at such date. Once the independent valuation is completed, changes to the amounts recorded at July 1, 2007 will be recorded and material adjustments to goodwill may result. The operating results of the Elk acquisition are included in our results of operations from the date of acquisition.

         The following unaudited pro-forma consolidated results of operations assume the acquisition of Elk was completed as of January 1st for each of the three month and six month periods presented below:

                                        SECOND QUARTER ENDED         SIX MONTHS ENDED
                                      ------------------------   ------------------------
                                        JULY 1,       JULY 2,      JULY 1,       JULY 2,
                                         2007          2006         2007          2006
                                      ----------    ----------   ----------    ----------
                                                           (MILLIONS)
Net sales .......................     $    663.3    $    777.7   $  1,267.0    $  1,525.8
                                      ----------    ----------   ----------    ----------
Income (loss) before interest and
 income taxes ...................          (13.5)         74.2        (15.7)        126.1
                                      ----------    ----------   ----------    ----------
Net income (loss) ...............     $    (42.0)   $     23.8   $    (87.3)   $     33.4
                                      ==========    ==========   ==========    ==========

         The unaudited pro-forma consolidated results of operations for the three-month and six-month periods ended July 1, 2007 include $65.8 million pre-tax ($46.7 million after-tax) of restructuring and other expenses, of which $10.8 million pre-tax ($7.7 million after-tax) was included in cost of products sold, related to the acquisition of Elk. In addition, the unaudited

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


pro-forma consolidated results of operations for the six-month period ended July 1, 2007 above includes $13.6 million of merger-related expenses of Elk and $23.2 million of debt restructuring costs of both BMCA and Elk related to the acquisition of Elk.

         Our pro-forma results include a reduction in compensation expense related to Elk employees who were terminated due to the acquisition of Elk of $1.3 and $2.5 million for the three-month periods ended July 1, 2007 and July 2, 2006, respectively and $3.6 and $4.9 million for the six month periods ended July 1, 2007 and July 2, 2006, respectively.

         In addition, our pro-forma results for the three-month period ended July 2, 2006 and the six-month periods ended July 1, 2007 and July 2, 2006 include additional interest expense associated with variable rate debt instruments based on LIBOR plus a specified fixed margin, due to the acquisition of Elk. A 1/8% change in these variable interest rates would result in a plus or minus $0.5 million in interest expense for the three-month period ended July 2, 2006 and a plus or minus $0.3 and $1.0 million in interest expense for the six-month periods ended July 1, 2007 and July 2, 2006, respectively.

         Pro-forma data may not be indicative of the results that would have been achieved had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

         On March 2, 2007, we acquired two parcels of land and buildings located in Fresno, California. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the fair value of the identifiable assets acquired, which consisted almost entirely of land and buildings. The operating results of the Fresno land and buildings are included in our results of operations from the date of acquisition.

         During the second quarter of 2007, we initiated the implementation of a restructuring plan, which we refer to as the 2007 Restructuring Plan, which was formulated upon the acquisition of Elk on February 22, 2007. See Restructuring and Other Expenses below. In connection with the acquisition of Elk, we have currently identified $69.7 million in purchase accounting adjustments, which primarily relate to the establishment of a change of control accrual, employee severance payments and integration-related expenses, which include inventory-related valuation write-downs, lease termination expenses and other integration-related expenses. Furthermore, we plan to utilize our independent valuation of property, plant and equipment and intangible assets acquired from Elk to complete our purchase price allocation by the end of 2007. We

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


account for our purchase accounting adjustments in accordance with the guidance in FASB Emerging Issues Task Force, which we refer to as EITF, No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination," which we refer to as EITF No. 95-3. We have incurred $60.8 million of the aforementioned purchase accounting adjustments as of July 1, 2007, of which $54.6 million was incurred in the second quarter of 2007 and $6.2 million was incurred in the first quarter of 2007(see table below), as adjustments to goodwill and is included in the purchase price of Elk. We expect to accrue the remaining $8.9 million of identified purchase accounting adjustments as incurred and effectively utilize our accrual by our first quarter ending 2008.

         Our employee severance payments included the termination of approximately 100 Elk employees, including certain management level positions, in the manufacturing and selling and administrative functional areas.

                                                                  DISCON-
                                                      EMPLOYEE    TINUED    CHANGE
                                          INTEGRATION SEVERANCE  OPERATIONS     OF
PURCHASE ACCOUNTING ACCRUALS               EXPENSES   PAYMENTS   EXPENSES   CONTROL     TOTAL
----------------------------               --------   --------   --------   --------   --------
                                                                (THOUSANDS)
Beginning Balance, as of
 December 31, 2006......................   $     --   $     --   $     --   $     --   $     --

Accrued costs incurred due to the
 acquisition of Elk ....................      5,785         --        415         --      6,200
                                           --------   --------   --------   --------   --------

Balance, as of April 1, 2007 ...........      5,785         --        415         --      6,200

Additional accrued costs incurred due to
 the acquisition of Elk ................     19,624      2,400         --         --     22,024

Accrued costs incurred related to change
 in control escrow account .............         --         --         --     32,574     32,574

Cash Payments ..........................       (224)    (1,773)        --         --     (1,997)

Amount charged to directly write-off
 inventory .............................     (4,071)        --         --         --     (4,071)

Non-cash items .........................         --         --         --     (8,889)    (8,889)
                                           --------   --------   --------   --------   --------
Ending Balance, as of July 1, 2007 .....   $ 21,114   $    627   $    415   $ 23,685   $ 45,841
                                           ========   ========   ========   ========   ========

         On June 1, 2006, we acquired a manufacturing facility located in Gainesville, Texas. The purchase price was allocated to the fair value of the identifiable assets acquired, which consisted entirely of property, plant and equipment.

         Restructuring and Other Expenses

         During the second quarter of 2007, we initiated our 2007 Restructuring Plan, which was formulated upon the acquisition of Elk on February 22, 2007. The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the acquisition of Elk, to reduce our current cost

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


structure and is expected to be fully implemented by the end of our first quarter of 2008. We account for our restructuring activities in accordance with the guidance of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which we refer to as SFAS No. 146 and SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which we refer to as SFAS No. 144.

         In connection with the acquisition of Elk, we have identified $89.2 million in restructuring and other expenses, of which $41.9 million relates to property, plant and equipment write-downs at certain of our manufacturing facilities and $18.0 million of plant closing expenses. The plants included in restructuring and other expenses reflected above were Erie, Pennsylvania, Stockton, California, Millis, Massachusetts and Hollister, California. Restructuring and other expenses also include $2.0 million in employee severance payments and $27.3 million in integration-related expenses, which primarily consist of $12.2 million of inventory-related valuation write-downs, $1.4 million of lease termination expenses and $13.7 million of other integration expenses. We recorded $65.8 million of the aforementioned restructuring and other expenses as of July 1, 2007, all of which was recorded in the second quarter of 2007 (see table below), of which $10.8 million was charged to cost of products sold and $55.0 million was charged to restructuring and other expenses in our statement of operations. We expect to incur the remaining $23.4 million of identified restructuring and other expenses and effectively utilize our accrual by our first quarter ending 2008.

         Our employee severance payments included the termination of approximately 50 BMCA employees, including certain management positions, in the manufacturing and selling and administrative functional areas.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                                      PP&E         PLANT       EMPLOYEE
RESTRUCTURING AND                    WRITE-       CLOSING      SEVERANCE    INTEGRATION
OTHER EXPENSES                        DOWN        EXPENSES     PAYMENTS      EXPENSES       TOTAL
-----------------                   --------      --------     --------      --------      --------
(THOUSANDS)
Beginning Balance, as of
 December 31, 2006 ............     $     --      $     --     $     --      $     --      $     --

Accrued costs incurred  due to
the acquisition  of Elk .......           --            --           --            --            --
                                    --------      --------     --------      --------      --------
Balance, as of April 1, 2007...           --            --           --            --            --

Additional accrued costs
 incurred due to the
 acquisition of Elk ...........       41,919         7,234        2,000        14,640        65,793

Cash Payments .................           --        (2,784)        (800)       (1,800)       (5,384)

Amount charged to
 property, plant and  equipment
for  asset  write-down ........      (41,919)           --           --            --       (41,919)
                                    --------      --------     --------      --------      --------
Ending Balance, as of
 July 1, 2007 .................     $     --      $  4,450     $  1,200      $ 12,840      $ 18,490
                                    ========      ========     ========      ========      ========


         Long-Term Debt

         On February 22, 2007, BMCA and the Purchasers entered into senior secured credit facilities consisting of a new $975 million Term Loan, a new $600 million Senior Secured Revolving Credit Facility and a $325 million bridge loan facility, which we refer to as the Bridge Loan, which was replaced by a $325 million Junior Lien Term Loan, which we collectively refer to as the Credit Facilities.

         The initial borrowings under these Credit Facilities were used (i) to pay for shares tendered by Elk shareholders in an equity tender offer, (ii) to repay amounts outstanding under BMCA's Old Senior Secured Revolving Credit Facility, (iii) to make payments in connection with the completion by BMCA and Building Materials Manufacturing Corporation, which we refer to as BMMC, of the tender offer and consent solicitation for their 2007 Notes, (iv) to make payments in connection with the completion by BMCA of its previously announced tender offer and consent solicitation for its outstanding 2008 Notes, (v) to pay for transaction fees and expenses incurred in connection with each of the foregoing transactions and (vi) to repay all of the existing Elk senior note debt.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         The Senior Secured Revolving Credit Facility has a maturity date of February 22, 2012. All amounts outstanding under the Senior Secured Revolving Credit Facility are secured by a first priority perfected security interest in all receivables, inventory, precious metals, deposit accounts and other current assets of BMCA and its domestic subsidiaries and all proceeds thereof, which we refer to as the Senior Secured Revolving Credit Facility Collateral.

         Availability under the Senior Secured Revolving Credit Facility is based upon eligible accounts receivable, inventory and precious metals used in the production of inventory, as defined, and includes a sub-limit for letters of credit of $150 million. Loans under the Senior Secured Revolving Credit Facility will bear interest at a variable rate based upon either the Base Rate or the Eurodollar Rate as defined in the Senior Secured Revolving Credit Facility, at the borrower's option, plus a specified margin in each case. These interest rates will be recalculated periodically based on changes in the Base Rate or Eurodollar Rate and also based on an availability based pricing grid. The Senior Secured Revolving Credit Facility requires us to pay unused commitment fees. The Senior Secured Revolving Credit Facility provides for optional reductions in the overall $600 million commitment, under certain conditions. In addition, the Senior Secured Revolving Credit Facility provides for optional and mandatory pre-payments of borrowings outstanding under the Senior Secured Revolving Credit Facility, subject to certain conditions. The Senior Secured Revolving Credit Facility also provides the borrowers with the ability to increase the size of the facility by up to $350 million, depending on the ability to obtain commitments from lenders and meeting specified conditions.

         Under the terms of the Senior Secured Revolving Credit Facility, the borrowers are subject to an interest coverage ratio financial covenant when liquidity falls below a specified threshold. In addition, the borrowers are also required to comply with other customary covenants and various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations, and making certain investments. In the event of a change of control of BMCA, as defined, the Senior Secured Revolving Credit Facility could be accelerated by the holders of that indebtedness. On March 12, 2007, the Senior Secured Revolving Credit Facility was amended, which did not result in any material changes to the facility.

         The Term Loan will mature on February 22, 2014. All amounts outstanding under the Term Loan are secured by (i) a first priority perfected security interest in substantially all of the assets and properties of BMCA and its domestic subsidiaries, other than the Senior Secured Revolving Credit Facility Collateral, which we refer to as the Term Loan Collateral, and (ii) a second priority perfected security interest in the Senior Secured Revolving Credit Facility Collateral.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         Amounts due under the Term Loan will bear interest at a variable rate based upon either the Base Rate or Eurodollar Rate, as defined in the Term Loan, at the borrower's option, plus a specified margin in each case. These interest rates will be recalculated periodically based on changes in the Base Rate and Eurodollar Rate, if applicable. The Term Loan requires us to pay unused commitment fees. In addition, the Term Loan provides for optional and mandatory pre-payments under certain conditions. The Term Loan also provides the borrowers with the ability to increase the size of the facility by up to $250 million (less any increase in the Senior Secured Revolving Credit Facility in excess of $100 million), depending on the ability to obtain commitments from lenders and meeting specified conditions.

         Under the terms of the Term Loan, the borrowers are subject to an interest coverage ratio financial covenant, as defined, and a leverage ratio financial covenant, as defined, each of which will need to be complied with starting as of the end of BMCA's second fiscal quarter in 2008. In addition, the borrowers are also required to comply with various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations, and making certain investments. In the event of a change of control of BMCA, as defined, the Term Loan could be accelerated by the holders of that indebtedness. On March 15, 2007, the Term Loan was amended, which did not result in any material changes to the facility.

         The Bridge Loan would have converted into a term loan maturing on February 22, 2015, however it was amended and restated on March 15, 2007, and redesignated as the Junior Lien Term Loan.

         The Junior Lien Term Loan matures on September 15, 2014. All amounts outstanding under the Junior Lien Term Loan are secured by (i) a second priority perfected security interest in the Term Loan Collateral and (ii) a third priority perfected security interest in the Senior Secured Revolving Credit Facility Collateral. Loans under the Junior Lien Term Loan will bear interest at a variable rate based upon either the Base Rate or Eurodollar Rate, as defined in the Junior Lien Term Loan at the borrower's option, plus a specified margin in each case. These interest rates will be recalculated periodically based on changes in the Base Rate or Eurodollar Rate, as applicable. The Junior Lien Term Loan provides for optional and mandatory prepayments under certain conditions.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         Under the terms of the Junior Lien Term Loan, the borrowers are subject to a leverage ratio financial covenant, as defined, which will need to be complied with starting as of the end of BMCA's second fiscal quarter in 2008. The borrowers are also required to comply with various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations and making certain investments. In the event of a change of control of BMCA, as defined, the Junior Lien Term Loan could be accelerated by the holders of that indebtedness.

         On February 22, 2007, BMCA repurchased approximately $97.5 million, or 97.5%, of the aggregate principal amount outstanding of the 2007 Notes and $150.1 million, or 96.9%, of the aggregate principal amount outstanding of the 2008 Notes. In connection with the completion of the tender offer for the 2007 Notes and the 2008 Notes in February 2007, substantially all of the covenants included in the indentures governing the 2007 Notes and 2008 Notes were eliminated.

         On March 26, 2007, we repurchased all of Elk's then outstanding $25.0 million in aggregate principal amount of 4.69% Senior Notes due 2007, $60.0 million in aggregate principal amount of 6.99% Senior Notes due 2009, $60.0 million in aggregate principal amount of 7.49% Senior Notes due 2012 and $50.0 million in aggregate principal amount of 6.28% Senior Notes due 2014.

         As of July 1, 2007, we had total outstanding consolidated indebtedness of $2,016.0 million, which amount includes $52.8 million of demand loans to our parent corporation and $16.3 million which matures prior to the end of the second quarter of 2008. Our total outstanding consolidated indebtedness also includes $384.0 million of borrowings outstanding under our $600.0 million Senior Secured Revolving Credit Facility. We anticipate funding these obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility.

         As of July 1, 2007, we were in compliance with all covenants under the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the indentures governing the remaining 2007 Notes, the remaining 2008 Notes and the 7 3/4% Senior Notes due 2014, which we refer to as the 2014 Notes, which together we collectively refer to as the Senior Notes. As of July 1, 2007, the book value of the collateral securing the Senior Notes, the Term Loan, the Junior Lien Term Loan and the Senior Secured Revolving Credit Facility was approximately $2,587.9 million.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         At July 1, 2007, we had outstanding letters of credit of approximately $51.3 million, which includes approximately $10.5 million of standby letters of credit related to certain obligations of G-I Holdings.

         On January 3, 2006, we purchased and retired $6.3 million of industrial revenue bond certificates issued by us in 1990 with respect to the Fontana, California Industrial Revenue Development Bond, resulting in us becoming the primary holder of such bond.

         Fixed Income Interest Rate Swaps

         In March 2007, we began entering into forward-starting Eurodollar rate (LIBOR) based pay fixed income interest rate swaps related to our Term Loan with an effective date of April 23, 2007 and a maturity date of April 23, 2012. If forward interest rates increase during the term of the Term Loan agreement, the swaps become assets on BMCA's consolidated balance sheet and BMCA will receive interest payments on BMCA's quarterly interest payment date for its Term Loan. If forward interest rates decline, the swaps become a liability on BMCA's consolidated balance sheet and BMCA will be obligated to make payments on its quarterly interest payment date for its Term Loan.

         According to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which we refer to as SFAS No. 133, BMCA's hedging activity is treated as cash flow hedges. At July 1, 2007, we had no ineffectiveness in our hedging transactions. Therefore, for the quarter ended July 1, 2007, we, based on the change in the LIBOR rate, reflected in other noncurrent assets the cumulative changes in the fair value of the derivative instrument when compared to cumulative changes in the present value of the expected future interest cash flows that are attributable to changes in the benchmark LIBOR swap rate. BMCA's offset to the related asset was reflected in other comprehensive income, net of tax. The current period activity therefore marks the swaps instrument to market or fair value and adjusts other comprehensive income, net of tax to the cumulative effect change.

         On each LIBOR reset date, we will test our fixed income interest rate swaps to determine if the swaps contain any ineffectiveness. If BMCA's fixed income swaps contain any ineffectiveness as of any subsequent test date, we will reflect the effective portion of the offset to our related asset or liability as a component of other comprehensive income and the ineffective portion will be recorded through our results of operations.

         At July 1, 2007, based on changes in the closing LIBOR rate as of July 1, 2007, we recorded a fair value gain on our fixed income interest rate swaps of $13.3 million to other noncurrent assets, while the offset was recorded to other comprehensive income, net of tax of $5.0 million. The Company also recorded $0.6 million in interest income related to its fixed income interest rate swaps.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         Intercompany Transactions

         We make loans to, and borrow from, our parent corporations from time to time at prevailing market rates. As of July 1, 2007 and July 2, 2006, BMCA Holdings Corporation owed us $56.1 and $55.9 million, including interest of $0.8 and $0.6 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest payable to BMCA Holdings Corporation, respectively. Interest income on our loans to BMCA Holdings Corporation amounted to $1.2 and $1.2 million during the second quarter ended July 1, 2007 and July 2, 2006, respectively and $2.5 and $2.4 million during the six month period ended July 1, 2007 and July 2, 2006, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $1.2 and $1.2 million during the second quarter ended July 1, 2007 and July 2, 2006, respectively and $2.4 and $2.3 million during the six month period ended July 1, 2007 and July 2, 2006, respectively. Loans payable to/receivable from any parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and our Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes at July 1, 2007, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions. We also make non-interest bearing advances to affiliates, of which no balance was outstanding as of July 1, 2007 and July 2, 2006. In addition, for the six months ended July 1, 2007 and July 2, 2006, no loans were owed or other lending activities were entered into by us to other affiliates.

         We also have a management agreement with ISP Management Company, Inc., a subsidiary of International Specialty Products Inc. (which, together with its subsidiaries, we refer to as ISP,) an affiliate, which we refer to as the ISP Management Agreement, to provide us with certain management services. The aggregate amount payable to ISP Management Company, Inc. under the ISP Management Agreement, inclusive of the services provided to G-I Holdings, has not yet been finalized; however, based on services provided to date in 2007 and after adjusting for inflationary factors, it is estimated to be similar to the $6.1 million paid in 2006. We do not expect any changes to the ISP Management Agreement to have a material impact on our results of operations.

         We purchase a substantial portion of our colored roofing granules and algae-resistant granules under a long-term requirements contract with ISP Minerals Inc., which we refer to as Minerals, an affiliate of ours and ISP. The amount of mineral products purchased each year under the Minerals contract is based on current demand and is not subject to minimum purchase requirements. For the second quarter ended July 1, 2007 and the year ended December 31, 2006, we purchased $52.1 and $102.3 million, respectively, of mineral products from Minerals under this contract.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Included in current assets as a tax receivable from parent corporation is $9.1 and $9.1 million at July 1, 2007 and December 31, 2006, respectively, representing amounts paid in excess of amounts due to G-I Holdings under the Tax Sharing Agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

         Income Taxes

         We adopted Financial Accounting Standards Board, which we refer to as, FASB, Interpretation No. 48, which we refer to as FIN 48, as of January 1, 2007 in a manner that is consistent with the provisions of FSP FIN 48-1 (see below) and, as a result of the adoption, we reviewed certain tax positions and did not need to recognize any material adjustment to our accruals for uncertain tax positions. At January 1, 2007 and July 1, 2007, we had approximately $13.1 and $15.1 million, respectively, of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

         For years prior to 2007, we and our subsidiaries were subject to United States federal income tax as well as the income tax of multiple state jurisdictions. We have substantially concluded all United States federal income tax matters for years through 2004. The tax years 2005 and 2006 remain open to examination by the Internal Revenue Service (IRS). Substantially all material state and local matters have been concluded for tax years through 2001. The tax years 2002 through 2006 remain open to examination by the major state taxing jurisdictions to which we are subject.

         Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and July 1, 2007, we had $1.7 and $2.2 million, respectively of accrued interest and $2.1 million, respectively of accrued penalties.

         Our effective tax rate changed from 35.8% at the end of the first quarter of 2007 to 29.0% at the end of the first six months of 2007 primarily due to the impact of the estimated annual restructuring and other expense charges to be taken in 2007, of which $65.8 million was included in our income before interest expense and income taxes for the six month period ended July 1, 2007. In addition, the change in the effective tax rate was due to incremental state taxes, resulting from the application of the provisions of FIN 48.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         Contingencies

         See Note 13 to Consolidated Financial Statements for information regarding contingencies.

         Economic Outlook

         We do not believe that inflation has had a material effect on our results of operations during the first six months of 2007. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

         During the second quarter of 2007, the cost of asphalt continued to be high relative to historical levels, which reflects in large part high crude oil prices. Due to the strength of our manufacturing operations, which allows us to use many types of asphalt, together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.

         To mitigate these and other petroleum-based cost increases, we announced a price increase in the second quarter of 2007. We will attempt to pass on future additional unexpected cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

         Contractual Obligations

         There have been no significant changes to our contractual obligations during the second quarter ended July 1, 2007. For further discussion on our Contractual Obligations related to minimum purchase obligations reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations "Contractual Obligations" in our 2006 Form 10-K and in our 2007 first quarter Form 10-Q, which we refer to as the 2007 first quarter Form 10-Q, which was filed with the SEC on May 16, 2007.

         New Accounting Pronouncements

         In July 2006, the FASB, issued FIN 48 "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. A reporting entity must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         New Accounting Pronouncements

statements. FIN 48 became effective for fiscal years beginning after December 15, 2006. In May 2007, the FASB issued FASB Staff Position, which we refer to as FSP, FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48," which we refer to as FSP FIN 48-1, which amended FIN 48 to provide guidance on how a reporting entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position will be considered effectively settled and any previously unrecognized tax benefits should be recognized based on the terms of settlement if (a) the taxing authority has completed its examination, including all appeals, (b) the reporting entity does not intend to appeal or litigate any aspect of the tax position and (c) based on the taxing authority's policies and practices, the reporting entity considers it remote that the taxing authority will re-examine the tax position. We adopted FIN 48 as of January 1, 2007 in a manner that is consistent with the provisions of FSP FIN 48-1, and as a result of the adoption, we reviewed certain tax positions and did not recognize any material adjustment to our accruals for uncertain tax positions. See Income Taxes.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which we refer to as SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We will adopt the provisions of SFAS No. 157 beginning in our first quarter of 2008 and, therefore, have not yet determined the effect, if any, the adoption of SFAS No. 157 will have on our results of operations or financial position.

         In September 2006, the FASB issued FASB Staff Position, which we refer to as FSP, AUG AIR-1 "Accounting for Planned Major Maintenance Activities" which we refer to as FSP AUG AIR-1, prohibits the use of the accrue-in-advance method of accounting in annual and interim financial reporting periods for planned major maintenance activities. FSP AUG AIR-1 previously allowed companies the right to recognize planned major maintenance costs by accruing a liability over several reporting periods before the maintenance was performed. FSP AUG AIR-1 still allows the direct expense, built-in-overhaul and deferral methods of accounting as acceptable, however it mandates that companies apply the same method of accounting in both interim and annual financial reporting periods and that the method be retrospectively applied if applicable. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FSP AUG AIR-1 in our first quarter of 2007. FSP AUG AIR-1 has not had a material effect on our consolidated financial statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


allowed companies the right to recognize planned major maintenance costs by accruing a liability over several reporting periods before the maintenance was performed. FSP AUG AIR-1 still allows the direct expense, built-in-overhaul and deferral methods of accounting as acceptable, however it mandates that companies apply the same method of accounting in both interim and annual financial reporting periods and that the method be retrospectively applied if applicable. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FSP AUG AIR-1 in our first quarter of 2007. FSP AUG AIR-1 did not have a material effect on our consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," which we refer to as SFAS No. 159. SFAS No. 159 permits entities to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the "fair value option," will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting provisions of SFAS No. 133 to achieve similar results. SFAS No. 159 applies to all entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is expected to expand the use of fair value measurements for financial instruments. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Retrospective application is not permitted. We will adopt the provisions of SFAS No. 159 beginning in our first quarter of 2008 and therefore, have not yet determined the effect, if any, the adoption of SFAS No. 159 will have on our results of operations or financial position.

                                      * * *

                    BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. The forward-looking statements included herein are made only as of the date of this quarterly report on Form 10-Q and we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results or events will be achieved. See also the "Risk Factors" in our 2006 Form 10-K and the risks identified in Part II of our 2007 first quarter Form 10-Q.

                    BUILDING MATERIALS CORPORATION OF AMERICA


                ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                         ABOUT MARKET RISK

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." Beginning in March 2007, BMCA entered into fixed income interest rate swaps to hedge against fluctuations in the variable interest rate of our $975.0 million Term Loan. See Note 6 to Consolidated Financial Statements.

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

         Internal Control Over Financial Reporting: There were no significant changes in our internal control over financial reporting identified in management's evaluation during the second quarter of fiscal year 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As of July 1, 2007, approximately 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber were pending against Building Materials Corporation of America. See Note 13 to Consolidated Financial Statements in Part I.


ITEM 5.  OTHER INFORMATION

EMPLOYMENT AGREEMENT WITH RICHARD A. NOWAK
------------------------------------------

         On August 9, 2007, the Company entered into an employment agreement with Richard A. Nowak. Mr. Nowak was appointed to the position of Executive Vice President - Chief Operating Officer of the Company on August 9, 2007. Prior to this position, Mr. Nowak held the position of President and Chief Operating Officer of ElkCorp for more than five years.

         The terms for Mr. Nowak's employment are generally as follows, subject in all respects to the terms and conditions of the employment agreement, which is being filed as Exhibit 10.1.

         Mr. Nowak's employment term will continue through and including June 30, 2009, after which the Company will enter into a consulting agreement with Mr. Nowak, which will continue through and including June 30, 2010. Mr. Nowak is entitled to a signing bonus of $1,000,000 (subject to normal payroll practices), payable in one lump sum within 30 days after his execution of the employment agreement.

         As Executive Vice President and Chief Operating Officer, Mr. Nowak will receive an annual base salary of $504,400. On July 1st of each year, Mr. Nowak will receive a salary increase equal to four percent (4%) of his annual base salary at that time. Mr. Nowak will also be eligible for a discretionary bonus payable on or about June 30, 2008 in the amount of $450,000, provided that he achieves certain objectives set forth in the Synergy Plan. In addition, Mr. Nowak will receive interim stay bonuses. On the first payroll period following February 1, 2008, June 30, 2008 and June 30, 2009, he will receive one-time payments of $400,000, $900,000 and $400,000, respectively (subject to normal payroll practices) in exchange for remaining an employee through those dates.

         Mr. Nowak will receive employee benefits similar to those provided to other senior executives at his level.

         Mr. Nowak is eligible to receive long term incentive units under the 2001 BMCA Long Term Incentive Unit Plan, as amended. Upon his execution of the employment agreement, the Company granted Mr. Nowak 5,000 long term incentive units, 35% of which vest on June 30, 2008 and 65% of which vest on June 30, 2009.

                    BUILDING MATERIALS CORPORATION OF AMERICA

         If, during the term of his employment, Mr. Nowak's employment is terminated for any reason, including death, disability or for cause, he shall be eligible to receive severance payments based on the timing of his termination. If Mr. Nowak is terminated between August 9, 2007 and January 31, 2008, he will receive $1,654,840, representing 1.1 times his current annual compensation including the sign-on bonus. If Mr. Nowak is terminated between February 1, 2008 and June 30, 2008, he will receive $1,311,440, representing 2.6 times his then current annual compensation (excluding bonuses). If Mr. Nowak is terminated between July 1, 2008 and January 31, 2009, he will receive $419,660, representing 0.80 times his then current annual compensation (excluding bonuses). Mr. Nowak will not be eligible for severance pay if he is terminated after January 31, 2009. If, during the term of his employment, Mr. Nowak voluntarily terminates his employment, then he shall not be entitled to any continuing salary payments, severance, benefits or other payments with the exception of his eligibility for COBRA continuation coverage.

         After the termination of his employment agreement, for the period from July 1, 2009 through and including June 30, 2010, Mr. Nowak will provide consulting services to the Company for which the Company will pay him a consulting fee equal to $20,000 per month.

         As required by the terms of his employment agreement, Mr. Nowak has signed the Company's Agreement Regarding Confidentiality and Competition pursuant to which, among other things, he agrees not to compete with the Company and its affiliates in the roofing business by accepting employment with or providing consulting services to any manufacturer that competes with the Company or any of its affiliates during the term of his employment and for a two-year period commencing July 1, 2009 and ending on June 30, 2011, in consideration of which the Company would pay Nowak $180,000 at the rate of $7,500 per month.


EMPLOYMENT AGREEMENT WITH MATTI KIIK
------------------------------------

         On August 9, 2007, the Company entered into an employment agreement with Matti Kiik. Mr. Kiik was appointed to the position of Senior Vice President
- Chief Technology Officer of the Company on August 9, 2007. Prior to this position, Mr. Kiik held the position of Senior Vice President of Research and Development of ElkCorp for more than five years.

         The terms for Mr. Kiik's employment are generally as follows, subject in all respects to the terms and conditions of the employment agreement, which is being filed as Exhibit 10.2.

         Mr. Kiik's employment term will continue through and including June 30, 2010, after which the Company will enter into a consulting agreement with Mr. Kiik, which will continue through and including June 30, 2012. Mr. Kiik is entitled to a signing bonus of $300,000 (subject to normal payroll practices), payable in one lump sum within 30 days after his execution of the employment agreement.

         As Senior Vice President - Chief Technology Officer, Mr. Kiik will receive an annual base salary of $275,000. On July 1st of each year, Mr. Kiik will receive a salary increase equal to three percent (3%) of his annual base salary at that time. Mr. Kiik will also be eligible for a discretionary bonus payable on or about June 30, 2008 in the amount of $250,000, provided that he achieves all objectives set forth in the Synergy Plan. In addition, Mr. Kiik will receive interim stay bonuses. On the first payroll period following June 30, 2008, June 30, 2009 and June 30, 2010, he will receive one-time payments of $250,000, $250,000 and $100,000, respectively (subject to normal payroll practices) in exchange for remaining an employee through those dates.

         Mr. Kiik will receive employee benefits similar to those provided to other senior executives at his level.

                    BUILDING MATERIALS CORPORATION OF AMERICA

         Mr. Kiik is eligible to receive long term incentive units under the 2001 BMCA Long Term Incentive Unit Plan, as amended. Upon his execution of the employment agreement, the Company granted Mr. Kiik 3,000 long term incentive units, which vest as follows: 25% vest on June 30, 2008, 25% vest on June 30, 2009, and 50% vest on June 30, 2010.

         If, during the term of his employment, Mr. Kiik's employment is terminated by the Company for any reason, including death, disability or for cause, he shall be eligible to receive severance payments based on the timing of his termination. If Mr. Kiik is terminated between August 9, 2007 and June 30, 2008, he will receive $550,000, representing two times his current annual base compensation (excluding bonuses). If Mr. Kiik is terminated between July 1, 2008 and June 30, 2009, he will receive $283,250, representing one times his then current annual compensation (excluding bonuses). Mr. Kiik will not be eligible for severance pay if he is terminated on or after July 1, 2009. If, during the term of his employment, Mr. Kiik voluntarily terminates his employment, then he shall not be entitled to any continuing salary payments, severance, benefits or other payments with the exception of his eligibility for COBRA continuation coverage.

         After the termination of his employment agreement, for the period from July 1, 2010 through and including June 30, 2012, Mr. Kiik will provide consulting services to the Company for which the Company will pay him a consulting fee equal to $8,333.33 per month.

         As required by the terms of his employment agreement, Mr. Kiik has signed the Company's Agreement Regarding Confidentiality and Competition pursuant to which, among other things, he agrees not to compete with the Company and its affiliates in the roofing business by accepting employment with or providing consulting services to any manufacturer that competes with the Company or any of its affiliates during the term of his employment and for a two-year period commencing July 1, 2010 and ending on June 30 2012, in consideration of which the Company will pay Mr. Kiik $100,000 at the rate of $4,166.67 per month.


ITEM 6.  EXHIBITS

         Exhibit
         Number            Description

         10.1 Employment Agreement, dated August 9, 2007, between Richard A. Nowak and GAF Materials Corporation.

         10.2 Employment Agreement, dated August 9, 2007, between Matti Kiik and GAF Materials Corporation.

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


                          BUILDING MATERIALS CORPORATION OF AMERICA
                          BUILDING MATERIALS MANUFACTURING CORPORATION



DATE:  August 15, 2007                BY: /s/John F. Rebele
       -----------------             ----------------------
                                     John F. Rebele
                                     Senior Vice President,
                                     Chief Financial Officer and
                                     Chief Administrative Officer
                                     (Principal Financial Officer)


DATE:  August 15, 2007                BY: /s/James T. Esposito
       -----------------             --------------------
                                     James T. Esposito
                                     Vice President and Controller
                                     (Principal Accounting Officer)