Form 10-K
period 2007-12-31
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP
filed 2008-03-28
CIK 927314, 1078706

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
         Yes ☐    No ☒

          As of March 28, 2008, 1,015,010 shares of Class A Common Stock, $.001 par value of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

          As of March 28, 2008, the additional registrant had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrant. As of March 28, 2008, no shares of the registrant or the additional registrant were held by non-affiliates.

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

Form 10-K
for the fiscal year ended December 31, 2007

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

Item 1.    Business.

General

        Building Materials Corporation of America or BMCA is a leading national manufacturer and marketer of a broad line of asphalt and polymer-based roofing products and accessories for the residential and commercial roofing markets. We also manufacture specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. We were incorporated under the laws of Delaware in 1994 and are a wholly-owned subsidiary of BMCA Holdings Corporation, which is a wholly-owned subsidiary of G-I Holdings Inc. In 1994, we acquired the operating assets and certain liabilities of GAF Building Materials Corporation, whose name has been changed to G-I Holdings Inc. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc. ("G Holdings"). Samuel J. Heyman beneficially owns (as defined in Rule 13d-3 of the Securities Exchange Act) approximately 99% of G Holdings Inc. We do business under the name "GAF Materials Corporation." Unless otherwise indicated by the context, "we," "us," "our" and "BMCA" refer to Building Materials Corporation of America and its consolidated subsidiaries.

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

        On February 22, 2007 ("date of acquisition"), a subsidiary of BMCA acquired approximately 90% of the outstanding common shares of ElkCorp ("Elk"), a Dallas, Texas-based manufacturer of roofing products and building materials. The remaining shares of Elk were acquired on March 26, 2007, resulting in Elk becoming an indirect wholly-owned subsidiary of BMCA. See Acquisition of ElkCorp.

        Our executive offices are located at 1361 Alps Road, Wayne, New Jersey 07470 and our telephone number is (973) 628-3000.

Residential Roofing

        We are a leading national manufacturer of a complete line of premium residential roofing products. Residential roofing product sales represented approximately 75%, 74% and 75% of our net sales in 2007, 2006 and 2005, respectively. Our principal residential roofing products consist of laminated and asphalt strip shingles. We have improved our sales mix of residential roofing products in recent years by increasing our emphasis on laminated shingles and accessory products, which generally are sold at higher prices with more attractive profit margins than our standard strip shingle products. We believe, based on unit sales, that we are the largest manufacturer of residential roofing shingles in the United States. Statements contained in this report as to our competitive position are based on management's estimates and industry information which we believe is reliable.

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

  The Timberline® Series.

        The Timberline® series offers a premium architectural laminated product line that adds dramatic shadow lines, while adding depth and dimension and substantially improving the appearance of a roof. The series includes:

  •
  the Timberline® Prestique® 30 High-Definition shingle and the Timberline® Natural Shadow™ shingle, both mid-weight architectural laminated shingles, which serve as economical trade-ups for consumers from a 3-tab shingle, with 30-year limited warranties;

  •
  the Timberline® Prestique® Select 40 shingle, a heavyweight architectural laminated shingle with superior durability and a 40-year limited warranty;

  •
  the Timberline® Prestique® Lifetime shingle, a super-heavyweight architectural laminated shingle with the maximum durability of the Timberline® series, with a lifetime limited warranty; and

  •
  the Timberline Grande™ shingle, which is larger than standard Timberline® shingles and reduces labor costs in installation because of its larger size, with a 40-year limited warranty.

  The Sovereign® Series.

        The Sovereign® series includes:

  •
  the economical 3-tab Sentinel® shingle, with a 20-year limited warranty;

  •
  the Royal Sovereign® shingle, a heavier 3-tab shingle, designed to capitalize on the "middle market" for quality shingles, with a 25-year limited warranty; and

  •
  the Marquis®WeatherMax® shingle, a superior performing heavyweight 3-tab shingle, with a 30-year limited warranty.

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

  •
  the Capstone® shingle, a premium designer laminated shingle, designed with the classic look of European slate, with a lifetime limited warranty; and

  •
  the Camelot™ shingle, a super-heavyweight premium designer laminated shingle, which offers both natural beauty and uncompromising performance and reduces labor costs in installation because of its larger size, with a lifetime limited warranty.

  Specialty Shingles.

  •
  TruSlate™ 2.0 Roofing System, a patented, slate shingle system that combines real slate with our innovative hybrid technology designed for quick and easy installation, adds unique charm and character to any home and makes an architectural statement.

        Weather Stopper® Integrated Roofing System™. In addition to shingles, we supply the major components necessary to install a complete roofing system. Our Weather Stopper® Integrated Roofing System™ begins with Weather Watch® and Stormguard® waterproof underlayments for eaves, valleys and flashings to protect against water seepage between the roof deck and the shingles caused by ice build-up and wind-driven rain. Our Weather Stopper® Integrated Roofing System™ also includes Shingle-Mate®, Leatherback®, and Deck-Armor™ underlayments; Timbertex®, Ridglass™, Seal-A-Ridge® and Z® Ridge Hip and Ridge shingles, which are thicker and typically larger than standard hip and ridge shingles and provide dramatic accents to the slopes and planes of a finished roof; and the Cobra® and Master Flow® Vent series, which provide attic ventilation.

Commercial Roofing

        We manufacture a full line of modified bitumen and asphalt built-up roofing products, thermoplastic polyolefin products, liquid applied membrane systems and roofing accessories for use in the application of commercial roofing systems. Commercial roofing represented approximately 19%, 22% and 21% of our net sales in 2007, 2006 and 2005, respectively. We also market, under the EverGuard® trademark, thermoplastic single-ply commercial roofing products. The EverGuard® products address the important and growing single ply segment of the commercial roofing market. The thermoplastic products offer building owners the reliability of heat-welded seams and ENERGY STAR® qualified systems. The EverGuard® brand also includes Freedom™ self-adhered TPO membranes, which feature faster installation without the need for hot asphalt, solvent-based adhesives, or open-flamed torches. We believe, based on unit sales, that we are the largest manufacturer of both asphalt built-up roofing products and modified bitumen products in the United States.

        We manufacture fiberglass-based felts, which are made from asphalt impregnated glass fiber mat for use as a component in asphalt built-up roofing systems under the GAFGLAS® trademark. Most of our fiberglass-based roofing systems are assembled on the roof by applying successive layers of roofing with asphalt and topped, in some applications, with gravel or mineral surfaced sheets. Thermal insulation may be applied beneath the membrane. We also manufacture base sheets, flashings and other roofing accessories for use in these systems; our TOPCOAT® roofing system, a liquid-applied membrane system designed to protect and waterproof existing roofing systems; and roof maintenance products. In addition, we market insulation products under the EnergyGuard™ brandname, which includes perlite and isocyanurate foam in addition to accessories, such as vent stacks, fasteners and cements and coatings. These products allow us to provide customers with a complete roofing system and the ability to market and sell extended guarantees.

        We sell modified bitumen products under the Ruberoid® trademark. Modified bitumen products are used in new and re-roofing applications or in combination with glass membranes in GAF CompositeRoof™ systems. These products consist of a roofing membrane utilizing polymer-modified asphalt, which strengthens and increases flexibility and is reinforced with a polyester non-woven mat or a glass mat. Modified bitumen systems provide an alternative to conventional built-up roofing systems, including ease of installation and maintenance.

Specialty Building Products and Accessories

        We manufacture and market a variety of specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries and other industries. Specialty products and accessories represented approximately 6%, 4% and 4% of our net sales in 2007, 2006 and 2005, respectively. These products primarily consist of metal and fiberglass air distribution products for the HVAC (heating, ventilating and air conditioning) industry, decking and railing products, manufactured decorative stone products and specialty fiber products. We also manufacture a line of specialty coatings for various industrial applications.

Marketing and Sales

        Our sales and marketing functions are designed to help customers grow their businesses and provide better service while offering property owners the best and safest choice from our product offerings. We believe we have one of the industry's largest roofing sales forces. We have a staff of technical professionals who work directly with architects, consultants, contractors and building owners and provide support to our sales force, distributors, lumberyards and retailers. We sell our roofing and specialty products and accessories through our own sales force of approximately 250 experienced, full-time employees and independent sales representatives located across the United States and Canada. A major portion of our roofing product sales are to wholesale distributors and retailers, who resell our products to roofing contractors, builders and property owners. We believe that the wholesale distribution channel represents the principal distribution channel for professionally-installed asphalt roofing products. As a result, we believe that our nationwide coverage has contributed to certain of our roofing products being among the most recognized and requested brands in the industry.

        Our certified contractor programs offer marketing and support services to nationwide networks of roofing and decorative stone installers, as well as residential homebuilders. We view these certified contractors and builders as an effective extension of our sales force, which promotes our products and support services (including enhanced warranty protection) directly to property owners, construction specifiers and architects.

Significant Customers

        We sell our products through multiple distribution channels with a strong presence in the wholesale, retail, manufactured housing and lumberyard distribution channels. No single customer accounted for over 10% of our net sales in 2007, 2006 and 2005, except for The Home Depot, Inc. and American Builders & Contractors Supply Company, Inc.

Raw Materials

        The major raw materials required for the manufacture of our roofing products are asphalt, mineral stabilizer, glass fiber, glass fiber mat, polyester mat and granules. Asphalt and mineral stabilizer are available from a large number of suppliers on substantially similar terms. We currently have contracts with several of these suppliers, and others are available as substitutes. In 2007, prices of most raw materials, other than asphalt and other petroleum-based raw materials and energy, have been relatively stable, rising moderately with general industrial prices.

        The prices of energy and crude oil continued to rise in 2007 reaching record high levels, however the price of asphalt and other petroleum-based raw materials were relatively flat, although remaining at high historical levels. Due to the strength of our manufacturing operations, which allows us to use many types of asphalt, together with our ability to secure alternative sources of supply, we do not anticipate that any potential disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard. We will attempt to pass on future cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

        The major raw materials required for the manufacture of our specialty building products and accessories are steel tubes, sheet metal products, aluminum, motors and cartons. The major raw materials for the manufacture of our specialty decking and mat product lines are polypropylene, filler, fiberglass and binder. These raw materials are commodity-type products, the pricing for which is driven by supply and demand. Prices of other raw materials used in the manufacture of specialty building products and accessories are more closely tied to movements in inflation rates. All of these raw materials are available from a large number of suppliers on substantially similar terms.

        Three of our roofing plants have easy access to deep water ports thereby permitting delivery of asphalt by ship, which we believe is the most economical means of asphalt transport. Our Nashville, Tennessee plant manufactures a portion of our glass fiber requirements for use in our Chester, South Carolina, Shafter, California and Ennis, Texas plants, which manufacture glass fiber mat substrate.

        During 2007, we purchased the majority of our requirements for headlap roofing granules, colored roofing granules and algae-resistant granules from ISP Minerals Inc. ("ISP Minerals"), an affiliate of BMCA and International Specialty Products Inc., which is also an affiliate of BMCA, under a long-term requirements contract. We refer to International Specialty Products Inc. and its subsidiaries as "ISP."

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

Warranty Claims

        We provide certain limited warranties covering most of our residential roofing products for periods generally ranging from 20 to 50 years, although certain of our product lines provide for a lifetime limited warranty. Although terms of warranties vary, we believe that our warranties generally are consistent with those offered by our competitors, with the exception of our unique "Golden Pledge™," "Peace of Mind™" and "Peak Performance®" warranties. We also offer certain limited warranties of varying duration covering most of our commercial roofing products. Most of our specialty building products and accessories carry limited warranties for periods generally ranging from 5 to 20 years, with lifetime limited warranties on certain products. We review the accruals established for estimated probable future warranty claims on a periodic basis.

Competition

        The roofing products industry is highly competitive and includes a number of national competitors. These competitors in the residential roofing and accessories markets are Owens Corning, Tamko and CertainTeed Corporation, and in the commercial roofing market are Johns Manville, Firestone Building Products, Carlisle Companies, Inc., Tamko and CertainTeed Corporation. In addition, there are numerous regional competitors, principally in the commercial roofing market.

        Competition is based largely upon products and service quality, distribution capability, price and credit terms. We believe that we are well-positioned in the marketplace as a result of our broad product lines in the residential and commercial markets, consistently high product quality, strong sales force and national distribution capabilities.

        Our specialty building products and accessories business is highly competitive with numerous competitors due to the breadth of the product lines we market. Major competitors include Gibraltar, Southwark Metal Manufacturing Co., Lomanco Inc., Standex International Corp. and Hart & Cooley, Inc.

Research and Development

        We primarily focus our research and development activities on the development of new products and process improvements and the testing of alternative raw materials and supplies. Our research and development activities, which are dedicated to residential, commercial and fiberglass products, are located at technical centers in Ennis, Texas; Wayne, New Jersey; Chester, South Carolina and Walpole, Massachusetts. Our research and development expenditures were approximately $8.7, $8.0 and $9.4 million in 2007, 2006 and 2005, respectively.

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

        In addition, we own numerous registered trademarks in the United States and in many foreign countries that apply to our product offerings and businesses. Most works of authorship, such as computer programs, catalogs, product brochures and sales literature, carry appropriate notices indicating our claim to copyright protection under United States laws and, where appropriate, under international treaties.

Environmental Compliance

        Since 1970, federal, state and local authorities have adopted and amended a wide variety of federal, state and local environmental laws and regulations relating to environmental matters. The environmental laws and regulations deal with air and water emissions or discharges into the environment, as well as the generation, storage, treatment, transportation and disposal of solid and hazardous waste and the remediation of any releases of hazardous substances and materials to the environment. These laws and regulations affect us because of the nature of our operations and that of our predecessor and certain of the substances that are, or have been used, produced or discharged at our or our predecessor's plants or at other locations. We made capital expenditures of approximately $0.4, $1.0 and $0.6 million in 2007, 2006 and 2005, respectively, relating to environmental compliance. These expenditures are included in additions to property, plant and equipment.

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

        See Item 3, "Legal Proceedings—Environmental Litigation."

Employees

        At December 31, 2007, we employed approximately 4,200 people worldwide, approximately 900 of whom were subject to 14 union contracts. The contracts are effective for one to five year periods. During 2007 and the first quarter of 2008, three labor contracts expired and were renegotiated. We believe that our relations with our employees and their unions are satisfactory.

Acquisition of ElkCorp

        On February 9, 2007, BMCA Acquisition Sub Inc., ("BMCA Acquisition Sub"), and BMCA Acquisition Inc. (together with BMCA Acquisition Sub, "the Purchasers"), both wholly-owned subsidiaries of BMCA, entered into a merger agreement with Elk ("the Merger Agreement"). On February 22, 2007, an equity tender offer closed, and as a result thereof (and the purchase of shares from one of its affilates), BMCA Acquisition Sub acquired approximately 90% of Elk's shares at a purchase price of $43.50 per share. In accordance with the Merger Agreement, the remaining Elk shares were acquired on March 26, 2007 in a second step merger in exchange for $43.50 per share in cash. In the merger, BMCA Acquisition Sub was merged with and into Elk, which then became an indirect wholly-owned subsidiary of BMCA. The acquisition of the Elk shares was completed at a purchase price of approximately $945.3 million, net of $0.1 million of cash acquired and net of the repayment of $195.0 million of the then outstanding Elk senior notes which were assumed in connection with the acquisition and were repaid in March 2007.

        We financed the purchase of Elk and refinanced certain of BMCA's then outstanding debt and repaid all of Elk's then outstanding senior notes of $195.0 million with the proceeds from our new senior secured credit facilities. Our new senior secured credit facilities consist of a $600.0 million Senior Secured Revolving Credit Facility, (the "Senior Secured Revolving Credit Facility"), a $975.0 million Term Loan Facility (the "Term Loan") and a $325.0 million Junior Lien Term Loan Facility (the "Junior Lien Term Loan", and collectively with the Senior Secured Revolving Credit Facility and the Term Loan, the "Senior Secured Credit Facilities").

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

        On January 5, 2001, our indirect parent, G-I Holdings Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims, which relate to the inhalation of asbestos fiber. G-I Holdings, the successor to GAF Corporation by merger, is a privately-held holding company, and we are its only operating subsidiary. Although we were not included in the bankruptcy filing, the Official Committee of Asbestos Claimants (the "creditors' committee") in the G-I Holdings case petitioned to substantively consolidate us with G-I Holdings or cause us to file for bankruptcy protection. Although the petition was denied by the Bankruptcy Court on a preliminary basis, the creditors' committee is still seeking such relief. On July 7, 2004, the Bankruptcy Court entered an order authorizing the creditors' committee to commence an adversary proceeding against us and others challenging, as a fraudulent conveyance, the transactions entered into in connection with our formation in 1994 (the "1994 transaction") in which G-I Holdings caused to be transferred to us all of its roofing business and assets and in which we assumed certain liabilities relating to those assets, including a specified amount of asbestos liabilities. The Bankruptcy Court also permitted the creditors' committee (in the name of G-I Holdings) to pursue a claim against holders of our bank and bond debt outstanding in 2000, seeking recovery from them, based on the creditors' committee's theory that the 1994 transaction was a fraudulent conveyance. On July 20, 2004 the creditors' committee appealed certain aspects of the Bankruptcy Court's order (and a June 8, 2004 decision upon which the order was based). G-I Holdings, the holders of our bank and bond debt and BMCA cross-appealed. The District Court entered an order on June 21, 2006 affirming in part and vacating in part the Bankruptcy Court's July 7, 2004 order. Among other things, the District Court vacated that aspect of the Bankruptcy Court's order authorizing the creditors' committee to pursue avoidance claims against us and the holders of our bank and bond debt as of 2000. This issue has been remanded to the Bankruptcy Court for further proceedings consistent with the District Court's opinion.

        Claimants in the G-I Holdings bankruptcy case may seek to file their asbestos-related bodily injury claims against us or additional claims of the G-I Holdings estate under alternative arguments. In these actions, claimants generally do not specify damages and seek to hold BMCA directly liable for damages as would be established in unspecified future judicial proceedings arising out of asbestos-containing products for which G-I Holdings would be responsible. In March 2007, after participating in a mediation which resulted in the parties agreeing to an outline of the principal terms of a settlement of the G-I Holdings bankruptcy and all related litigations, the parties agreed to a stay of proceedings pending the completion of their negotiations. The judges presiding over the G-I Holdings bankruptcy proceeding and the related litigations, have each entered stipulated orders implementing the stay. By notices dated February 1, 2008 the creditors' committee and legal representative of present and future demand holders of asbestos-related demands elected to terminate the stay of proceedings in the G-I Holdings bankruptcy and related litigation. The parties continue to participate in mediation; however there can be no assurance of a settlement of any claims.

        If we are not successful in defending against one or more such claims, we may be forced to file for bankruptcy protection and/or contribute all or a substantial portion of our assets to satisfy the claims of G-I Holdings' creditors. Either of these events, or the substantive consolidation of G-I Holdings and BMCA, would weaken our operations and cause us to divert a material amount of our cash flow to satisfy the asbestos claims of G-I Holdings, and may render us unable to pay interest or principal on our Senior Secured Credit Facilities, our 8% Senior Notes due 2008 (the "2008 Notes") and our 7 3/4% Senior Notes due 2014 (the "2014 Notes"). We refer to our 2008 Notes and 2014 Notes collectively as the "Senior Notes." See Item 3—"Legal Proceedings."

There will be a change of control if our outstanding common stock is liquidated as a result of our parent company's bankruptcy. If a change of control occurs, we may be unable to satisfy our obligations under our Senior Secured Credit Facilities, our Senior Notes or other debt instruments.

        Even if we are not forced to file for bankruptcy protection, contribute our assets to satisfy the claims of G-I Holdings' creditors or convey our assets to G-I Holdings, the bankruptcy court administering the G-I Holdings case may order the liquidation of the assets of G-I Holdings, which includes all of our parent company's outstanding common stock. The transfer of our parent company's capital stock could constitute a change of control under our Senior Secured Credit Facilities and the indentures governing our Senior Notes. A change of control is an event of default under our Senior Secured Credit Facilities, which could result in the acceleration of all our borrowings thereunder. Any such acceleration would be an event of default under our Senior Notes, pursuant to which payment under our Senior Notes may be accelerated. If a change of control occurs, we may be unable to satisfy our obligations under our Senior Secured Credit Facilities, our Senior Notes or other debt instruments.

        In addition, the indentures relating to the Senior Notes provide that if a change of control occurs, our noteholders will have the right to require us to repurchase their notes at a premium above the principal amount, plus any accrued and unpaid interest to the repurchase date. Our Senior Secured Credit Facilities limit us from repurchasing our Senior Notes. Any of our future credit facilities or other obligations may contain similar restrictions. In the event a change of control occurs at a time when we are effectively prohibited from purchasing our Senior Notes, we could seek the consent of the lenders to offer to purchase our Senior Notes or could attempt to refinance the borrowings that contain the prohibition. If we do not obtain such consent or refinance such borrowings, we will be prohibited from repurchasing our Senior Notes. Even if we are permitted to make a change of control offer, we may not have available funds sufficient to pay the change of control purchase price for any or all of our Senior Notes that are delivered by holders for repurchase. Any failure to repurchase our Senior Notes, whether or not prohibited by our other debt instruments, would constitute an event of default under the relevant indentures, which in turn would constitute a default under the Senior Secured Revolving Credit Facility. If any of these events of default were to occur, we may be unable to pay the accelerated principal amount of and interest on our Senior Notes and our noteholders will lose some or all of their investments.

Our substantial leverage could impair our ability to fulfill our obligations under our existing debt and restrict our future operations.

        We have substantial outstanding debt and, as a result, significant debt service obligations. At December 31, 2007, we had total outstanding consolidated debt of $1,806.9 million (including

$52.8 million of loans payable to our parent corporation). For the year ended December 31, 2007 we had $181.4 million of interest expense. We anticipate funding these obligations principally from our cash on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility. Our substantial outstanding debt has important consequences to our debtholders, including the risk that we may not generate sufficient cash flow from operations to pay principal and interest on our debt, including our Senior Secured Credit Facilities and our Senior Notes, or to invest in our businesses. We may not be able to satisfy our obligations, including those under our Senior Secured Credit Facilities and our Senior Notes, from our cash flow from operations and refinancings. If we cannot, we might be able to raise cash to satisfy our obligations through potential sales of assets or equity. Our ability to do so, however, depends on our results of operations, market conditions, restrictions contained in our Senior Secured Credit Facilities and the indentures relating to our Senior Notes and other factors. If we are unable to refinance debt or raise funds though sales of assets or equity or otherwise, we may be unable to pay principal of and interest on our Senior Secured Credit Facilities and our Senior Notes potentially causing foreclosure by our creditors on our assets and potentially rendering us unable to continue as a going concern.

Our substantial leverage could have additional important consequences to our business including:

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

        In addition, subject to covenants contained in our Senior Secured Credit Facilities and the indenture relating to the 2014 Notes, we may incur additional debt in the future. Under the most restrictive debt incurrence covenant of our debt instruments, which is the Senior Secured Credit Facilities, we could incur additional debt of approximately $138.0 million as of December 31, 2007. This does not include any availability under our Senior Secured Revolving Credit Facility, which amounted to $210.4 million at December 31, 2007. To the extent we incur any additional debt, the risks discussed above will be intensified. Moreover, some of the debt we may incur may be secured by first-priority liens in the collateral securing our Senior Notes, which would have priority over the rights of holders of the Senior Notes, with respect to the collateral.

The value of the collateral securing the Senior Secured Credit Facilities and the Senior Notes may not be sufficient to satisfy our obligations on the Senior Secured Credit Facilities and the Senior Notes and the collateral securing the Senior Secured Credit Facilities and the Senior Notes may be diluted or reduced under certain circumstances.

        Our Senior Secured Revolving Credit Facility is secured by a first-priority lien on our accounts receivable, inventory, precious metals, deposit accounts, other current assets and the proceeds thereof (the "Senior Secured Revolving Credit Facility Collateral"). Our Term Loan and Senior Notes are secured by a first-priority lien on substantially all of the other assets other than the Senior Secured Revolving Credit Facility Collateral (the "Term Loan Collateral") and by a second-priority lien on the Senior Secured Revolving Credit Facility Collateral. Our Junior Term Loan is secured by second-priority liens on the Term Loan Collateral and by third-priority liens on the Senior Secured Revolving Credit Facility Collateral, to the extent and for so long as such assets are used to secure borrowings under our Senior Secured Credit Facilities, including refinancings.

        As of December 31, 2007, we and our subsidiaries had $122.0 million of debt secured by the Senior Secured Revolving Credit Facility Collateral and $1,545.8 million of debt secured by the Term Loan Collateral. The collateral securing the Senior Secured Credit Facilities may also secure additional debt to the extent permitted by our Senior Secured Credit Facilities and the indenture governing the 2014 Notes. Except to the extent that they do not permit us to incur additional debt, the indentures relating to the Senior Notes and our Senior Secured Revolving Credit Facilities do not limit the amount of debt that may be secured either senior to or equally and ratably with the Senior Notes. There can be no assurances that the value of the collateral will be sufficient to repay our borrowings under our new Senior Secured Credit Facilities and our other secured obligations, including our Senior Notes. In addition, other parties may hold liens (including statutory liens), whether or not permitted by the indenture governing the Senior Notes, which may entitle them to share in the value of the collateral, and thereby reduce the proceeds available to satisfy the obligations under our Senior Notes.

        As of December 31, 2007, the value of the Senior Secured Revolving Credit Facility Collateral was $649.4 million and the value of the Term Loan Collateral was $1,681.2 million. Certain of the assets were appraised in 2007 in connection with the merger of Elk. The value of the collateral in the event of liquidation may be less than book value and will depend upon market and economic conditions, the availability of buyers, the quantity of assets being sold and the speed at which they are to be sold and other factors. By their nature, portions of the collateral may be illiquid and may have no readily ascertainable market value. In addition, a significant portion of the collateral includes assets that may only be usable, and thus retain value, as part of our operating business. Accordingly, any such sale of the collateral separate from the sale of certain operating businesses may not be feasible or of significant value.

The collateral securing our Senior Notes may be subject to the exclusive control of the lenders under our Senior Secured Revolving Credit Facility and the value of such collateral may therefore not be available to our noteholders.

        The lenders under our Senior Secured Revolving Credit Facility may release all or any portion of the collateral securing that facility and securing the existing Senior Notes in a number of circumstances without the consent of the holders of the Senior Notes. In addition, if the new Senior Secured Credit Facilities are repaid in full and not refinanced with other secured debt, and certain other conditions are satisfied, the liens securing the Senior Notes will be released.

        At any time our Senior Secured Credit Facilities are outstanding, our senior lenders generally have the exclusive right to exercise rights and remedies against the collateral, including the ability to direct the commencement of enforcement proceedings. As a result, if there was an event of default under the Senior Notes, the lenders under our Senior Secured Credit Facilities could decide not to foreclose on the collateral, regardless of whether or not there is a default under the Senior Secured Credit Facilities. In such an event, the only remedy available to the holders of the Senior Notes would be to sue for payment on the Senior Notes and the subsidiary guarantees related thereto. The interests of our senior lenders and other creditors with first-priority liens on the collateral may differ from our noteholders and the holders of the Senior Notes will have no control over the collateral following an event of default on the Senior Notes.

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

        G-I Holdings and BMCA Holdings Corporation, our parent corporations, are dependent upon the cash flow of our company and their other subsidiaries in order to satisfy their obligations, including asbestos-related claims and tax liabilities. In order to satisfy those obligations, those corporations might take various actions that would reduce our liquidity, including causing us to make distributions to our stockholders by means of dividends or otherwise, or causing us to make loans to them. Although our Senior Secured Revolving Credit Facility and the indenture relating to our 2014 Notes restrict our ability to pay dividends or make distributions or loans to our parent corporations, there are a number of exceptions to such restrictions. Our parent corporations might also cause BMCA Holdings Corporation to sell our common stock, resulting in a change of control. Their creditors could also seek to cause our parent corporations to sell our common stock or take similar action in order to satisfy liabilities owed to them. The only significant asset of our parent corporations is the stock of our company.

We could be held liable for Federal income tax liabilities of the G-I Holdings consolidated group.

        On September 15, 1997, G-I Holdings Inc. received a notice from the Internal Revenue Service, (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in other years) in connection with the formation in 1990 of Rhône Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which GAF Fiberglass Corporation, another predecessor to G-I Holdings, held an interest. This notice could result in G-I Holdings incurring liabilities significantly in excess of its deferred tax liability. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings' bankruptcy. G-I Holdings has filed an objection to the proof of claim, which is the subject of an adversary proceeding pending in the United States District Court for the District of New Jersey. If the IRS were to prevail for the years in which we and/or certain of our subsidiaries were not part of the G-I Holdings Group, and G-I Holdings is unable to satisfy its tax obligations, it might take the various actions described in the risk factor above, and we could be liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions. If such proof of claim is sustained for years in which we were part of the G-I Holdings Group, we and/or certain of our subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings could be severally liable for those taxes and interest. See Item 3—"Legal Proceedings—Tax Claim Against G-I Holdings" and Item 13—"Certain Relationships and Related Transactions and Director Independence—Tax Sharing Agreement."

Federal and state statutes allow courts, under specific circumstances, to void the subsidiary guarantees and the liens securing the subsidiary guarantees.

        Our creditors or the creditors of the subsidiary guarantors could challenge the subsidiary guarantees and the liens granted by our subsidiaries securing the Senior Notes as fraudulent conveyances or on other grounds. Also, the creditors of our parent corporation, which could include the previously mentioned asbestos claimants under certain circumstances, could challenge the liens granted by our subsidiaries securing the subsidiary guarantees as fraudulent conveyances, preferences or on other grounds. See Item 3—"Legal Proceedings." The delivery of the subsidiary guarantees and the grant of the liens securing the Senior Notes and the subsidiary guarantees could be found to be a fraudulent transfer and declared void if a court determines that: (1) the subsidiary guarantee was delivered or the lien was granted with the intent to hinder, delay or defraud the subsidiary guarantor's existing or future creditors, (2) the subsidiary guarantor did not receive fair consideration for the delivery of the guarantee or the incurrence of the lien or (3) the subsidiary guarantor was insolvent at the time it delivered the subsidiary guarantee or granted the lien or was rendered insolvent by such delivery or grant.

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

Restrictive covenants in our Senior Secured Credit Facilities and the indenture governing our 2014 Notes may prevent us from pursuing business activities that could otherwise improve our results of operations.

        The terms of our Senior Secured Credit Facilities and the indenture governing our 2014 Notes limit our ability and the ability of our subsidiaries to, among other things:

  •
  incur debt;

  •
  issue capital stock of our subsidiaries;

  •
  make certain payments and pay dividends;

  •
  create liens;

  •
  enter into transactions with stockholders and affiliates;

  •
  enter into restrictions affecting the ability of our subsidiaries to make distributions, loans or advances to us or other subsidiaries;

  •
  sell certain assets;

  •
  make capital expenditures;

  •
  issue guarantees; and

  •
  merge or consolidate with, or sell all or substantially all of our assets to, an unaffiliated third party.

        Our Senior Secured Credit Facilities also require us to maintain certain financial ratios commencing in the second quarter of 2008. Complying with these restrictive covenants and the financial ratios, as well as those that may be contained in any future debt agreements, may impair our ability to finance our future operations or capital needs or to take advantage of other favorable business opportunities. They may also limit our ability to pay interest or principal on our Senior Notes. Our ability to comply with these restrictive covenants and the financial ratios will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with the restrictive covenants or financial ratios when they apply will result in a default under the particular debt instrument, which could permit acceleration of the debt under the instrument and the acceleration of debt under our other debt instruments. If our debt is accelerated, we may not have sufficient funds available to make the required payments under our debt.

Risks Related to our Business

Changes in economic conditions may adversely affect our results of operations.

        Our business can be affected by certain economic conditions. While our net sales are predominantly derived from re-roofing, a prolonged housing downturn would have an impact on our results of operations. A slowdown in the demand for asphalt roofing products arising from general economic conditions would result in a decreased demand for our products, adverse pricing and a reduction in our plant capacity utilization.

Increased raw material, energy costs and transportation costs or shortages of raw materials could reduce our profitability.

        Our business relies on the availability of reasonably priced raw materials that are used in the production of our products. The availability and prices of these materials may be influenced by a number of different factors, many of which are not within our control. Shortages of and price increases for certain of these materials, including asphalt, some of which are directly correlated to increases in the price of crude oil, have occurred from time to time and may occur in the future. Any significant price increases for our raw materials or increases in energy costs or transportation costs would reduce our margins to the extent we are unable to pass such price increases on to our customers. Any significant changes in our suppliers of raw materials could involve delays and costs that could significantly harm our business, financial condition and results of operations. See Item 1—"Business—Raw Materials."

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

        During 2007, sales to The Home Depot and American Builders & Contractors Supply Company each represented more than 10% of our overall net sales. If we lose either or both of these customers or other significant customers, or experience extended delays or cancellations of significant volume or a significant decline in the level of purchases from either or both of them or other significant customers, our net sales could decline and our business, financial condition and results of operations could be significantly harmed.

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

        We anticipate relying on our cash and cash equivalents on hand and our Senior Secured Revolving Credit Facility to support our overall cash flow requirements. Higher interest rates would affect our Senior Secured Credit Facilities and other variable interest rate debt instruments and adversely impact our borrowing costs.

Increases in labor union organizing activity and work stoppages at our facilities or the facilities of our suppliers could weaken our financial performance.

        Our financial performance is affected by the availability of qualified manufacturing personnel. At December 31, 2007, approximately 22% of our employees were represented by fourteen labor unions. Our business, financial condition and results of operations could suffer if a strike or other type of conflict with personnel arises or if we become the subject of union organizing activity. Furthermore, some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

We are dependent on certain key personnel, the loss of whom could weaken our financial performance and prospects.

        Our continued success depends to a large extent upon the continued services of our senior management and certain key employees. Our senior executive management team has significant company and industry experience. The senior operating team has an aggregate of approximately 120 years of work experience with BMCA and/or Elk and has an extensive knowledge of our company, customers, competitors and the industry. This team has been instrumental in developing a successful business strategy, while successfully integrating two distinct companies into one. Members of our senior management may not continue in their current positions. The loss of the services of any of these individuals could result in reduced revenues and could weaken our financial performance and results of operations.

Environmental laws and regulations could subject us to significant future liabilities.

        Our manufacturing facilities are subject to extensive and changing Federal, state and local environmental laws and regulations. These laws and regulations pertain to air and water emissions or discharges into the environment, the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters under the U.S. Comprehensive Environmental Response Compensation and Liability Act and similar state laws. In those proceedings and lawsuits, recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed. A number of those are in the early stages or have been dormant for protracted periods. See Item 3—"Legal Proceedings—Environmental Litigation." We believe that our manufacturing facilities comply in all material respects with applicable laws and regulations. The discovery of presently unknown environmental conditions, changes in scope or enforcement of environmental laws and regulations or their interpretation, or other unanticipated events may give rise to expenditures or liabilities that may weaken our business, financial condition or results of operations. See Item 3—"Legal Proceedings—Environmental Litigation."

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

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties

        Our corporate headquarters is located at a 100-acre campus-like office and research park owned by a subsidiary of International Specialty Products, Inc., at 1361 Alps Road, Wayne, New Jersey 07470. We occupy our headquarters pursuant to our management agreement with ISP. See Item 13—"Certain Relationships and Related Transactions and Director Independence—Management Agreement."

        We own or lease the principal real properties described below. Unless otherwise indicated, the properties are owned in fee. Included in the principal facilities listed below are regional sales offices and warehouses that we maintain, substantially all of which are in leased premises under relatively short-term leases.

LOCATION	FACILITY
Alabama
Saraland	Warehouse*
Tuscaloosa	Plant, Warehouse*, Storage/Staging Areas*
California
Bakersfield	Warehouse*
Fontana	Plant, Regional Sales Office, Warehouse*
Fresno	Plant, Warehouses, Warehouses*
Shafter	Plant, Plant
Stockton	Plant, Warehouse*
Florida
Tampa	Plant, Regional Sales Office*
Georgia
Cumming	Plant
Savannah	Plant
Illinois
Woodridge	Regional Sales Office*
Indiana
Evansville	Warehouse*
Michigan City	Plant, Administrative Office, Warehouse*
Mount Vernon	Plant, Plant
Kansas
Lenexa	Plant*
Maryland
Baltimore	Plant, Warehouse*, Warehouse
Massachusetts
Millis	Warehouse*
Walpole	Plant*
Minnesota
Lakeville	Warehouse*
Minneapolis	Plant
New Jersey
Bridgewater	Warehouse*
North Branch	Plant
Wayne	Headquarters*, Corporate Administrative Offices*, Research Center*
North Carolina
Burgaw	Plant
Goldsboro	Plant, Warehouse*
Ohio

Cleveland	Plant
Wadsworth	Plant*
Pennsylvania
Myerstown	Plant, Regional Sales Office
Quakertown	Plant
Wind Gap	Plant
South Carolina
Chester	Plant, Research Center
Tennessee
Nashville	Plant, Quality Control Center*
Texas
Dallas	Administrative Offices*, Regional Sales Office*, Plant, Warehouse
Ennis	Plant, Research Center
Gainesville	Plant
Port Arthur	Plant, Technical Service Center
San Antonio	Warehouse*
Waxahachie	Plant, Warehouse
Wisconsin
Edgerton	Warehouse*

*
Leased Property

        In addition to the foregoing list, we have manufacturing facilities in Mobile, Alabama; Hollister, California; Stockton, California; Millis, Massachusetts; Albuquerque, New Mexico; Erie, Pennsylvania and Port Arthur, Texas that are currently closed or have limited operations, and we announced in January 2008, that our Goldsboro, North Carolina and Quakertown, Pennsylvania manufacturing facilities will close in 2008, primarily due to the increased capacity provided by the manufacturing facilities acquired from Elk. We believe that our plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Due to the seasonality of our business, our production facilities generally run at full capacity during the months necessary to meet our peak seasonal operating demands. Each plant has adequate transportation facilities for both raw materials and finished products. In 2007, in addition to our $945.3 million acquisition of Elk, we made capital expenditures and an acquisition of land and buildings aggregating to approximately $84.5 million relating to property, plant and equipment.

Item 3.    Legal Proceedings.

        Asbestos Bodily Injury Claims.    In connection with our formation, we contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of our indirect parent, G-I Holdings. As of March 30, 1997, we had paid all of our assumed liabilities for Asbestos Claims. G-I Holdings has agreed to indemnify us against any other existing or future claims related to asbestos-related liabilities if asserted against us. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. Most Asbestos Claims do not specify the amount of damages sought and the value of the Asbestos Claims asserted against G-I Holdings is a contested issue in that bankruptcy which remains pending.

        Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the Bankruptcy Court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of our common stock. Such action could result in a change of control of our company. In addition, those creditors may attempt to assert Asbestos Claims against our company. (Approximately 1,900 Asbestos Claims were filed against us prior to February 2, 2001.) We believe that we will not sustain any liability in connection with these or any other Asbestos Claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against us. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the Bankruptcy Court converted the temporary restraints into a preliminary injunction prohibiting the bringing or prosecution of any such Asbestos Claims against us.

        On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). One of the parties to this matter, the Official Committee of Asbestos Claimants (the "creditors' committee"), subsequently filed a counterclaim against us seeking a declaration that BMCA has successor liability for Asbestos Claims against G-I Holdings and that it is the alter ego of G-I Holdings. On May 13, 2003, the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will therefore be heard by the District Court. We believe we will prevail on our claim for a declaratory judgement. Although we believe our claims are meritorious and that we do not have asbestos-related liability, it is not possible to predict the outcome of this litigation, or, if we do not prevail, the outcome of any subsequent litigation regarding the continuation of the preliminary injuction and/or prosecution of Asbestos Claims against us.

        In March 2007, after participating in a mediation which resulted in the parties agreeing to an outline of the principal terms of a settlement of the G-I Holdings bankruptcy and all related litigations, the parties agreed to a stay of proceedings pending the completion of their negotiations. The judges presiding over the G-I Holdings bankruptcy proceeding and the related litigations, including the BMCA Action and the fraudulent conveyance action (discussed below), each entered stipulated orders dated March 22, 2007, March 23, 2007 and April 4, 2007, respectively, implementing the stay. By notices dated February 1, 2008, the creditors' committee and legal representative of present and future holders of asbestos-related demands elected to terminate the stay of proceedings in the G-I Holdings bankruptcy and related litigation. The parties continue to participate in mediation; however there can be no assurance of a settlement of any claims.

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

        In March 2007, after participating in a mediation which resulted in the parties agreeing to an outline of the principal terms of a settlement of the G-I Holdings bankruptcy and all related litigations, the parties agreed to a stay of proceedings pending the completion of their negotiations. By notices dated February 1, 2008, the creditors' committee and legal representative of present and future holders of asbestos-related demands elected to terminate the stay of proceedings in the G-I Holdings bankruptcy-related litigation. The parties continue to participate in mediation; however there can be no assurance of a settlement of any claims.

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

        Asbestos-in-Building Claims.    G-I Holdings has also been named as a co-defendant in asbestos-in-buildings cases for economic and property damage or other injuries based upon an alleged present or future need to remove asbestos-containing materials from public and private buildings. We refer to the asbestos-in-building claims as the "Building Claims." Most Building Claims do not seek to recover an amount of specific damages. Since these actions were first initiated approximately 20 years ago, G-I Holdings has not only successfully disposed of approximately 145 of these cases, but is a co-defendant in only three remaining lawsuits, one of which has been dormant. These actions have been stayed as to G-I Holdings pursuant to the G-I Holdings' bankruptcy case. No new Building Claims were filed in 2007. We have not assumed any liabilities with respect to Building Claims, and believe we will not sustain any liability in connection with such claims.

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

Environmental Litigation

        We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters under the U.S. Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. We refer to these proceedings and lawsuits below as "Environmental Claims." Most of the Environmental Claims do not seek to recover an amount of specific damages.

        In connection with our formation, we contractually assumed all environmental liabilities of G-I Holdings relating to existing plant sites and our business as then conducted. The estimates referred to below reflect those environmental liabilities assumed by us and our other environmental liabilities. The environmental liabilities of G-I Holdings that we did not assume relate primarily to closed manufacturing facilities. G-I Holdings estimates that, as of December 31, 2007, its liability in respect of the environmental liabilities of G-I Holdings not assumed by us was approximately $11.5 million, not accounting for any possible reduction of liability as a result of the G-I Holdings' bankruptcy, before insurance recoveries reflected on its balance sheet of $3.7 million. We estimate our liability as of December 31, 2007, in respect of assumed and other environmental liabilities is $2.6 million, and expect insurance recoveries, as discussed below, of $1.7 million. Insurance recoveries reflected on these balance sheets relate to both past expenses and estimated future liabilities. We refer to these recoveries below as "estimated recoveries."

        At most sites, we anticipate that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. Although it is difficult to predict the ultimate resolution of these claims, based on our evaluation of the financial responsibility of the parties involved and their insurers, relevant legal issues and cost sharing arrangements now in place, we estimate that our liability in respect of all Environmental Claims, including certain environmental compliance expenses, will be as discussed above. While we cannot predict whether adverse decisions or events can occur in the future, we believe that the ultimate disposition of such matters will not have a material adverse effect on our liquidity, results of operations, cash flows or financial position. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability. For information relating to other environmental compliance expenses, see Item 1, "Business—Environmental Compliance."

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

Other Litigation

        On or about April 29, 1996, an action was commenced in the Circuit Court of Mobile County, Alabama against G-I Holdings on behalf of a purported nationwide class of purchasers or current owners of, buildings with certain asphalt shingles manufactured by G-I Holdings and affiliated entities. The action alleged, among other things, that those shingles were defective and sought unspecified damages on behalf of the purported class. On September 25, 1998, we agreed to settle this litigation on a national, class-wide basis for asphalt shingles manufactured between January 1, 1973 and December 31, 1997. Following a fairness hearing, the court granted final approval of the class-wide settlement in April 1999. Under the terms of the settlement, we will provide property owners whose shingles were manufactured during this period and which suffer certain damages during the term of their original warranty period, and who file a qualifying claim, with an opportunity to receive certain limited benefits beyond those already provided in their existing warranty.

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

Tax Claim Against G-I Holdings

        On September 15, 1997, G-I Holdings received a notice from the IRS of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhône-Poulenc Surfactants and Specialties, L.P., or the surfactants partnership, a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings' bankruptcy. If such proof of claim is sustained, we and/or certain of our subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings could be severally liable for those taxes and interest. G-I Holdings has filed an objection to the proof of claim, which is the subject of an adversary proceeding pending in the United States District Court for the District of New Jersey. By opinion and order dated September 8, 2006, the District Court ruled on the parties' respective motions for Partial Summary Judgment, granting the government summary judgment on the issue of "adequate disclosure" for statute of limitation purposes and denying G-I Holdings summary judgment on its other statute of limitations defense (finding material issues of fact that must be tried). If the IRS were to prevail for the years in which we and/or certain of our subsidiaries were not part of the G-I Holdings Group, we nevertheless could be liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions. In an opinion dated June 8, 2007, the District Court decided that G-I Holdings cannot avail itself of the "binding contract" transitional relief with respect to the 1999 distribution of U.S. Treasury Bonds to G-I Holdings. We believe that we will not be required to pay any incremental income tax to the Federal government with respect to this matter and that the ultimate disposition will not have a material adverse effect on our business, financial position or results of operations.

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

        In 2007 we did not declare or pay a cash dividend to our parent corporation. In 2006 and 2005, we declared and paid cash dividends of $15.0 million each year to our parent corporation. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 20 to our consolidated financial statements included in this annual report on Form 10-K for information regarding restrictions on the payment of dividends. Any decision to pay dividends, and the timing and amount thereof, is dependent upon, among other things, our results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by our Board of Directors.

Item 6.    Selected Financial Data.

        See page F-28.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        See page F-2.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition—Market-Sensitive Instruments and Risk Management" on page F-26.

Item 8.    Financial Statements and Supplementary Data.

        See Index on page F-1 and Financial Statements and Supplementary Data on pages F-2 to F-89.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A(T).    Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures

        Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

(b)   Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting.

        Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and financial officers and affected by the Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and the prevention and detection of misstatements. Projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

        Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of internal control over financial reporting using the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of the end of the period covered by this report.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

  Changes in Internal Control over Financial Reporting

        There were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management's evaluation during the fourth quarter of fiscal year 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of the Registrant

        The following are the name, age and respective positions of our directors and executive officers as of March 28, 2008.

Name	Age	Position
Robert B. Tafaro	57	Chief Executive Officer, President and Director
Richard A. Nowak	66	Executive Vice President, Chief Operating Officer and Director
John F. Rebele	53	Senior Vice President, Chief Financial Officer, Chief Administrative Officer and Director
David A. Harrison	51	Senior Vice President, Chief Marketing Officer and Director
Matti Kiik	65	Senior Vice President, Chief Technology Officer and Director
Jan E. Jerger-Stevens	45	Senior Vice President, Human Resources and Director

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

        Richard A. Nowak—Upon the acquisition of Elk on February 22, 2007, Mr. Nowak was appointed Executive Vice President and Chief Operating Officer of BMCA and some of our subsidiaries. In January 2008, Mr. Nowak was appointed to the Board of Directors of BMCA. Prior to the acquisition of Elk, Mr. Nowak was the President, Chief Operating Officer and Director of Elk from March 31, 2002 through February 22, 2007.

        John F. Rebele—Mr. Rebele has been Chief Administrative Officer since April 2005 and Senior Vice President and Chief Financial Officer of BMCA and some of our subsidiaries for more than five years. Mr. Rebele has been a director of BMCA and of BMCA's subsidiaries for more than five years.

        David A. Harrison—Mr. Harrison has been Senior Vice President and Chief Marketing Officer of BMCA and some of our subsidiaries since December 2006. Prior to that, from July 2000 through December 2006, he held the position of Senior Vice President-Marketing, Contractor Services and Corporate Development of BMCA and some of our subsidiaries. He has also served as President of GAF Materials Corporation (Canada) for more than five years. Mr. Harrison has been a director of BMCA and some of our subsidiaries for more than five years.

        Matti Kiik—Upon the acquisition of Elk on February 22, 2007, Mr. Kiik was appointed Senior Vice President and Chief Technology Officer of BMCA and some of our subsidiaries. In January 2008, Mr. Kiik was appointed to the Board of Directors of BMCA. Prior to the acquisition of Elk, Mr. Kiik was the Senior Vice President and Chief Technology Officer of Elk from December 2006 through February 22, 2007. Prior to December 2006, Mr. Kiik was the Senior Vice President, Research and Development of Elk for more than five years.

        Jan E. Jerger-Stevens—Upon the acquisition of Elk on February 22, 2007, Ms. Jerger-Stevens was appointed Vice President, Human Resources of BMCA and some of our subsidiaries. In January 2008, Ms. Jerger-Stevens was appointed Senior Vice President, Human Resources of BMCA and some of our subsidiaries and was appointed to the Board of Directors of BMCA. Prior to the acquisition of Elk, Ms. Jerger-Stevens was the Vice President, Human Resources of Elk from April 2006 through February 22, 2007. Prior to April 2006, Ms. Jerger-Stevens was employed by Jacuzzi Brands, Inc. as Director of Human Resources since 2004. Previously, Ms. Jerger-Stevens spent four years as Vice President, Human Resources for the Specialty Equipment Business of Ingersoll-Rand Company.

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

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Compensation Philosophy

        The primary goal of the Company with respect to executive compensation is to attract, retain and motivate the most qualified and dedicated executives, who possess the high-quality skills and talent required for the success of the business, to tie annual and long-term incentive compensation to achievement of certain performance objectives for the individual executives and for the Company, and to encourage executive performance that contributes to the long-term growth of the Company. For this reason, the Company has formed an internal compensation committee comprised of the Chief Financial Officer, the Chief Executive Officer and the Senior Vice President of Human Resources. Since we are not a publicly-held company, we are not required to form a compensation committee comprised of independent directors, as required by applicable laws and regulations, including the Sarbanes-Oxley Act, and applicable listing requirements.

        To achieve the Company's executive compensation objectives, the compensation committee implements and maintains compensation plans and policies that ensure that executive compensation is fair, reasonable and competitive, and that reward executives' contributions to the overall short and long-term growth of the Company. We use short-term compensation (base salaries and annual cash bonuses) and long-term incentive compensation in the form of incentive units to achieve our goal of driving long-term growth in net book value per share as defined in the 2001 Long-Term Incentive Plan (see below). The Company's compensation policy links each executive's earnings opportunity with the Company's short and long-term performance. To maintain this link, the committee bases performance on the achievement of pre-determined financial targets and operational goals measured by metrics such as operating income and growth, as well as each executive's individual contributions.

        The Company maintains two compensation plans—the 2001 Long-Term Incentive Plan and the Executive Incentive Compensation Plan. The compensation committee meets at least once each year with respect to distributions and grants under each of these plans. The compensation committee also meets annually to review and approve a compensation budget, including any changes in executive salaries.

Setting Executive Compensation

        In setting compensation, the compensation committee evaluates individual executive performance with the goal of setting compensation at levels they believe are comparable with executives in other companies of similar size, with similar revenues and in similar industries, while taking into account our relative performance and our own strategic goals. The compensation committee conducts an annual benchmark review of the aggregate level of our executive compensation as well as the mix of elements used to compensate our executive officers, including base salary, bonus, total cash compensation and long-term compensation. The compensation committee reviews several executive compensation surveys that compare the amounts paid to executives in 12 to 14 peer companies. The compensation committee reviews companies of comparable size for purposes of benchmarking executive compensation. The various survey results are then compared, and the compensation committee benchmarks our executive compensation against the median updated compensation paid by the aforementioned groups of companies. Once the committee has completed its benchmark review, it outlines its findings regarding current market pricing for executive salaries and these findings are used as a basis for recommending salary adjustments, bonuses and incentive plan grants. The Company used Buck Consultants in 2007 to assist with its benchmark process. The committee does not have a pre-established policy or target for allocating among salary, cash bonuses and long-term incentive compensation. The proper compensation mix is determined based on the performance of the Company and of the individual executive, as compared to goals that were established at the beginning of the year for which incentive compensation is to be paid.

Elements of Compensation

        For the fiscal year ended December 31, 2007, the Company's compensation components for the named executive officers included the following elements:

  •
  Base salary;

  •
  Annual bonus (EIC);

  •
  Long-term incentive compensation;

  •
  Post-termination compensation;

  •
  Other bonuses; and

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

        Each year, the compensation committee sets minimum, target and maximum levels for corporate and individual performance goals, and payment of awards is based upon the achievement of those goals for that year. Upon completion of the fiscal year, the compensation committee assesses the performance of the Company and the individual with respect to those goals, and an overall percentage amount for the corporate financial goals is calculated. The annual bonus is paid in cash and is ordinarily paid in a single installment in the February or March following the completion of a given fiscal year.

        For the fiscal years ended December 31, 2007 and 2006, each of the named executive officers received the following payments in March 2008 and February 2007, respectively. The 2006 Bonus Awards and a portion of the 2007 Bonus Awards for Mr. Tafaro were made under the executive compensation plan, and for Messrs. Rebele and Harrison, such bonuses were made under the Executive Incentive Compensation Plan. The remainder of the 2007 Bonus Awards reflect a one-time integration bonus paid to each of the executives in recognition of the success of the integration of BMCA and Elk.

Executive Name	2007 Bonus Award	2006 Bonus Award
Robert B. Tafaro	$500,000	$435,000
Richard A. Nowak	$250,000	$—
John F. Rebele	$250,000	$230,000
David A. Harrison	$180,000	$135,000
Matti Kiik	$150,000	$—
Jan E. Jerger-Stevens	$100,000	$—

        Awards were made to the above-named executive officers in March 2008 and February 2007 for performance in 2007 and 2006, respectively and are reflected in the Bonus column of the Summary Compensation Table on page 32.

Long-Term Incentive Compensation

        The Company employs two forms of equity incentives: restricted stock and incentive units. These incentives foster the long-term perspective necessary for the continued success in the Company's business.

  Restricted Stock

        On January 1, 1996, the Company established the BMCA Preferred Stock Option Plan (the "1996 Plan") to issue options to certain employees to purchase shares of redeemable convertible preferred stock ("Preferred Stock") of the Company, exercisable at a price of $100 per share. Each share of Preferred Stock was convertible, at the holder's option, into shares of common stock of the Company at a formula price based on the Company's Book Value as of the date of grant. The options vested rateably over five years and expired after nine years. Dividends would accrue on the Preferred Stock from the date of issuance at the rate of 6% per annum. The Preferred Stock was redeemable, at the Company's option, for a redemption price equal to $100 per share plus accrued and unpaid dividends. The Preferred Stock, and common stock issuable upon conversion of Preferred Stock into common stock, was subject to repurchase by the Company under certain circumstances, at a price equal to current Book Value (as defined in the option agreement). The exercise price of the options to purchase Preferred Stock was equal to the estimated fair value per share of the Preferred Stock at the date of grant. As of December 31, 2007, options to purchase 400,000 shares of Preferred Stock remained available under the 1996 Plan. No options were granted in 2007, 2006 and 2005 and there are no outstanding options as of March 28, 2008.

  Incentive Units

        Effective December 31, 2000, the Company adopted the 2001 Long-Term Incentive Plan, which allowed employees participating in the 1996 Plan to also participate in the 2001 Long-Term Incentive Plan. During 2001, all employees exchanged their Preferred Stock options for incentive plan units effective as of December 31, 2000. The 2001 Long-Term Incentive Plan provides long-term compensation to employees and key management personnel based on the Company's book value. Our 2001 Long-Term Incentive Plan authorizes the compensation committee to grant Incentive Units ("Incentive Units") to eligible employees. The number of Incentive Units granted is determined by the compensation committee in its discretion, and the determination of that number is based on the performance of the individual, the performance of the Company, and the individual's contribution to the long-term growth of the Company. Generally, Incentive Units vest cumulatively, in 20% increments over five years, except that Incentive Units granted in exchange for Preferred Stock options retain the vested status and vesting schedule of the options exchanged. The compensation committee may, in its sole discretion, however, grant Incentive Units with any vesting schedule, other than that normally provided in the 2001 Long-Term Incentive Plan. Vesting will end upon an employee's employment with BMCA or any subsidiary for any reason. Incentive Units generally are exercisable for a period of six years from the date of grant. If, after a change of control of BMCA, an employee's employment is terminated for any reason other than Good Cause, as a result of death or permanent disability, or by the employee for Good Reason, all Incentive Units will become fully and immediately vested and payable in cash.

        At the end of each fiscal quarter, the value of Incentive Units is calculated based on our book value, as defined in the plan, at that date less book value as of the date of grant divided by 1,000,010. Upon exercise of an Incentive Unit, a participant receives in cash the excess, if any, of the value of such Incentive Unit as of the relevant valuation date on or, in the event of an exercise between valuation dates, immediately preceding the exercise date, over the initial value of such Incentive Unit, subject to all appropriate withholdings. Accordingly, the dollar value of future payouts is not readily ascertainable.

        In December 2005, the compensation committee exercised its rights to amend the Plan, and extended the term of the Plan through December 2007. In December 2007, the compensation committee further extended the term of the Plan through December 2009, which could result in future additional compensation expense.

Post-Termination Compensation

        In order for the Company to attract and retain well-qualified executives and key personnel, to provide certain security to itself and to each executive and to provide for continuity of management in the event of a change in control of the Company, in 2001 the Company entered into employment security agreements with certain of our executive officers and key personnel, including Messrs. Tafaro, Rebele and Harrison.

        The agreements have no expiration date, are supported by irrevocable letters of credit and provide for a single-sum payment consisting of two times salary and bonus and related benefits if employment is terminated or a change in employment responsibilities occurs within a thirty-six month period following the change in control event. At December 31, 2007, the aggregate value of the security agreement related to the above-named individuals was $4.3 million, which excludes the cost of medical benefits and any amounts due under the 2001 Long-Term Incentive Plan.

        A change of control, as defined in the agreements, would occur when (1) the Heyman Group (as described below) ceases to be the beneficial owner, directly or indirectly, of a majority voting power of the voting stock of BMCA, (2) the transfer or sale of a substantial portion of the property of BMCA in any transaction or series of transactions to any entity or entities other than an entity of which the Heyman Group owns at least 80% of such entity's capital stock or beneficial interest or (3) any person or entity, other than the Heyman group, assumes, without the consent of the Heyman Group, management responsibilities for the affairs of G-I Holdings or any subsidiary thereof. The filing of the Chapter 11 case by G-I Holdings did not constitute a change in control but a change in control could occur in the future depending on the outcome of the bankruptcy proceeding. See Item 1A—"Risk Factors."

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

        Additionally, under their respective employment agreements dated August 9, 2007, Messrs. Nowak and Kiik are entitled to severance payments, which are based on the timing of their termination.

Other Bonuses

        Pursuant to their employment agreements dated August 9, 2007, Messrs. Nowak and Kiik each received a signing bonus in the amount of $1.0 and $0.3 million, respectively. Additionally, each is entitled to interim stay bonuses in exchange for remaining an employee of the Company through specified dates.

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

Robert B. Tafaro Jan E. Jerger-Stevens John F. Rebele

Summary Compensation Table

        The following table sets forth the cash and non-cash compensation for each of the last two fiscal years awarded to or earned by our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers as of December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary			Bonus(1)			Option Awards		All Other Compensation			Total
Robert B. Tafaro Chief Executive Officer and President(2)	2007 2006	$ $	525,000 450,000		$ $	500,000 435,000	(2)	$ $	190,120 660,108	$ $	34,474 36,815	(2) (2)	$ $	1,249,594 1,581,923
Richard A. Nowak Executive Vice President and Chief Operating Officer(3)	2007 2006	$ $	374,318 —	(3)	$ $	1,250,000 —	(3)	$ $	3,656 —	$ $	34,517 —	(3)	$ $	1,662,491 —
John F. Rebele Senior Vice President, Chief Financial Officer and Chief Administrative Officer(4)	2007 2006	$ $	339,900 315,833		$ $	250,000 230,000	(4)	$ $	82,689 438,325	$ $	37,415 37,308	(4) (4)	$ $	710,004 1,021,466
David A. Harrison Senior Vice President and Chief Marketing Officer(5)	2007 2006	$ $	314,563 290,613		$ $	180,000 135,000	(5)	$ $	75,922 353,270	$ $	30,254 26,338	(5) (5)	$ $	600,739 805,221
Matti Kiik Senior Vice President and Chief Technology Officer(6)	2007 2006	$ $	218,755 —	(6)	$ $	450,000 —	(6)	$ $	1,755 —	$ $	25,418 —	(6)	$ $	695,928 —

(1)
Bonus amounts for 2006 and a portion of the bonus amounts for certain executives in 2007 are payable pursuant to our Executive Incentive Compensation Plan with the exception of Mr. Tafaro with respect to his bonus amount, which is payable pursuant to the executive compensation plan.

(2)
Included in "Bonus" for Mr. Tafaro for 2007 are amounts awarded under the executive compensation plan and a one-time integration bonus. Included in "All Other Compensation" for Mr. Tafaro are: $16,250 and $15,900 representing our contribution under the 401(k) plan in 2007 and 2006, respectively; $6,615 and $8,849 representing the amount of imputed income for the personal use of an automobile in 2007 and 2006, respectively; $10,434 and $10,491 for the premiums paid by us for a life insurance policy in 2007 and 2006, respectively; and $1,175 and $1,575 for the premiums paid by us for a long-term disability policy in 2007 and

  2006, respectively. The amount included in "Option Awards" for Mr. Tafaro represents the expense incurred in 2007 and 2006, respectively, by us in relation to all incentive units outstanding under BMCA's 2001 Long-Term Incentive Plan. See "Long-Term Incentive Plan."

(3)
The salary for Mr. Nowak only reflects compensation for services since the date of acquisition. Included in "Bonus" for Mr. Nowak for 2007 are $1,000,000 representing a signing bonus paid in 2007 and a one-time integration bonus. Included in "All Other Compensation" for Mr. Nowak are: $26,332 representing our contribution under the Elk 401(k) plan in 2007 since the date of acquisition; $4,282 representing the amount of imputed income for the personal use of an automobile in 2007 since the date of acquisition; $2,050 for the premiums paid by us for a life insurance policy in 2007 since the date of acquisition; and $1,853 for the premiums paid by us for a long-term disability policy in 2007 since the date of acquisition. The amount included in "Option Awards" for Mr. Nowak represents the expense incurred in 2007 since the date of acquisition by us in relation to all incentive units outstanding under BMCA's 2001 Long-Term Incentive Plan. See "Long-Term Incentive Plan."

(4)
Included in "Bonus" for Mr. Rebele for 2007 are amounts awarded under the Executive Incentive Compensation Plan, and a one-time integration bonus. Included in "All Other Compensation" for Mr. Rebele are: $16,250 and $15,900 representing our contribution under the 401(k) plan in 2007 and 2006, respectively; $12,661 and $12,825 representing the amount of imputed income for the personal use of an automobile in 2007 and 2006, respectively; $7,329 and $7,008 for the premiums paid by us for a life insurance policy in 2007 and 2006, respectively; and $1,175 and $1,575 for the premiums paid by us for a long-term disability policy in 2007 and 2006, respectively. The amount included in "Option Awards" for Mr. Rebele represents the expense incurred in 2007 and 2006, respectively, by us in relation to all incentive units outstanding under BMCA's 2001 Long-Term Incentive Plan. See "Long-Term Incentive Plan."

(5)
Included in "Bonus" for Mr. Harrison for 2007 are amounts awarded under the Executive Incentive Compensation Plan, and a one-time integration bonus. Included in "All Other Compensation" for Mr. Harrison are: $16,250 and $15,900 representing our contribution under the 401(k) plan in 2007 and 2006, respectively; $12,829 and $2,405 representing the amount of imputed income for the personal use of an automobile in 2007 and 2006, respectively; $0 and $6,458 for the premiums paid by us for a life insurance policy in 2007 and 2006, respectively; and $1,175 and $1,575 for the premiums paid by us for a long-term disability policy in 2007 and 2006, respectively. The amount included in "Option Awards" for Mr. Harrison represents the expense incurred in 2007 and 2006, respectively, by us in relation to all incentive units outstanding under BMCA's 2001 Long-Term Incentive Plan. See "Long-Term Incentive Plan."

(6)
The salary for Mr. Kiik only reflects compensation for services since the date of acquisition. Included in "Bonus" for Mr. Kiik for 2007 are $300,000 representing a signing bonus paid in 2007 and a one-time integration bonus. Included in "All Other Compensation" for Mr. Kiik are: $19,974 representing our contribution under the Elk 401(k) plan in 2007 since the date of acquisition; $2,575 representing the amount of imputed income for the personal use of an automobile in 2007 since the date of acquisition; $996 for the premiums paid by us for a life insurance policy in 2007 since the date of acquisition; and $1,873 for the premiums paid by us for a long-term disability policy in 2007 since the date of acquisition. The amount included in "Option Awards" for Mr. Kiik represents the expense incurred in 2007 since the date of acquisition by us in relation to all incentive units outstanding under BMCA's 2001 Long-Term Incentive Plan. See "Long-Term Incentive Plan."

Long-Term Incentive Plan

        The following table sets forth information on awards (being incentive units) granted to the executive officers named in the Summary Compensation Table above during 2007 under our 2001 Long-Term Incentive Plan.

2007 Grants of Plan—Based Awards(1)

Name	Grant Date	Date of Compensation Committee Action	All Other Option Awards; Number of Securities Underlying Options	Exercise or Base Price of Option Awards(2)(3)
Robert B. Tafaro	1/07	1/07	5,000	583.08
Richard A. Nowak	7/07	8/07	5,000	589.43
John F. Rebele	1/07	1/07	2,300	583.08
David A. Harrison	1/07	1/07	1,900	583.08
Matti Kiik	7/07	8/07	3,000	589.43

(1)
Effective December 31, 2000, we adopted our 2001 Long-Term Incentive Plan. The Plan provides long-term compensation to employees and key management personnel based on BMCA's book value (as defined in the plan). Our 2001 Long-Term Incentive Plan authorizes the grant of incentive units to eligible employees. "Option Awards" referenced in the table above are incentive units granted under the 2001 Long-Term Incentive Plan. Our 2001 Long-Term Incentive Plan is administered by a committee appointed by our board of directors. The number of incentive units granted is determined by the committee in its sole discretion. Generally, incentive units vest cumulatively, in 20% increments over five years, except that incentive units granted in exchange for preferred stock options previously granted under the 1996 Plan retain the vested status and vesting schedule of the options exchanged. The committee may, in its sole discretion, however, grant incentive units with any vesting schedule, other than the vesting schedule provided for in the 2001 Long-Term Incentive Plan. Vesting will end upon the termination of an employee's employment with BMCA or any subsidiary for any reason. Incentive units generally are exercisable for a period of six years from the date of grant. If, after a change of control of BMCA, (as defined) an employee's employment is terminated for any reason other than Good Cause (as defined), as a result of death or permanent disability, or by the employee for Good Reason (as defined), all incentive units will become fully and immediately vested and payable in cash.

(2)
Set forth under the "Exercise or Base Price of Option Awards" column is the initial value (as defined) per unit at which the respective incentive units were granted. The value of incentive units is determined at the end of each fiscal quarter based on our book value, as defined in the plan at that date less book value as of the date of grant divided by 1,000,010 and is payable in cash upon exercise. Our 2001 Long-Term Incentive Plan was to terminate five years after its effective date of December 2000, however, in December 2005, the committee exercised its rights to amend the Plan, and extended the term of the Plan through December 2007. In December 2007, the compensation committee further extended the term of the Plan through December 2009, which could result in future additional compensation expense.

(3)
Upon exercise of an incentive unit, a participant will receive in cash the excess, if any, of the value of such incentive unit as of the relevant valuation date on or, in the event of an exercise between valuation dates, immediately preceding the exercise date, over the initial value of such incentive unit, subject to all appropriate withholdings. Accordingly, the amount of future payouts is not readily ascertainable.

        The following tables set forth detailed information on awards of our executive officers named in the Summary Compensation Table above during 2007 under our 2001 Long-Term Incentive Plan.

Outstanding Equity Awards at December 31, 2007

Option Awards(1)

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Numbers of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Robert B. Tafaro	1,000	—	—	$297.90	1/08
	1,100	—	—	$323.30	7/08
	880	—	1,320	$478.16	4/11
	2,000	—	3,000	$534.19	1/12
	—	—	5,000	$583.08	1/13
Richard A. Nowak	—	—	5,000	$583.49	7/13
John F. Rebele	1,100	—	—	$323.30	7/08
	600	—	—	$300.00	1/10
	720	—	1,080	$478.16	4/11
	—	—	2,300	$583.08	1/13
David A. Harrison	1,100	—	—	$323.30	7/08
	1,100	—	—	$300.00	1/10
	640	—	960	$478.16	4/11
	—	—	1,900	$583.08	1/13
Matti Kiik	—	—	3,000	$583.49	7/13

(1)
"Option Awards" referenced in the table above are incentive units granted under the 2001 Long-Term Incentive Plan.

Option Exercises in 2007(1)

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Robert B. Tafaro	1,700	$481,236
Richard A. Nowak	—	$—
John F. Rebele	1,500	$451,161
David A. Harrison	1,546	$463,120
Matti Kiik	—	$—

(1)
"Option Exercises" referenced in the table above are incentive units granted under the 2001 Long-Term Incentive Plan.

Employment Security Agreements

        In June 2001, we entered into employment security agreements with certain of our executive officers and key personnel, including Messrs. Tafaro, Rebele and Harrison, in an effort to retain these individuals as well as provide security to us and the executives and to provide for continuity of management in the event of a change in control. The agreements have no expiration date, are supported by irrevocable letters of credit and provide for a single-sum payment consisting of two times salary and bonus and related benefits if employment is terminated or a change in employment responsibilities occurs within a 36-month period following the change in control event, as defined. At December 31, 2007, the aggregate value of the security agreements related to the above-named individuals (see Directors and Executive Officers of the Registrant) was $4.3 million, which excludes the cost of medical benefits and any amounts due under the 2001 Long-Term Incentive Plan.

        A change of control, as defined in the agreements, would occur when (1) the Heyman Group (as described below) ceases to be the beneficial owner, directly or indirectly, of a majority voting power of the voting stock of BMCA, (2) the transfer or sale of a substantial portion of the property of BMCA in any transaction or series of transactions to any entity or entities other than an entity of which the Heyman Group owns at least 80% of such entity's capital stock or beneficial interest or (3) any person or entity, other than the Heyman Group, assumes, without the consent of the Heyman Group, management responsibilities for the affairs of G-I Holdings or any subsidiary thereof. The filing of the Chapter 11 case by G-I Holdings did not constitute a change in control but a change in control could occur in the future depending on the outcome of the bankruptcy proceeding.

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

        Additionally, under their respective employment agreements dated August 9, 2007, Messrs. Nowak and Kiik are entitled to severance payments, which are based on the timing of their termination.

Compensation of Directors

        Our directors do not receive any additional compensation for their services as directors.

Compensation Committee Interlocks and Insider Participations

        We do not have a separate compensation committee within the rules prescribed by the Sarbanes-Oxley Act. Compensation policies are established by our internal compensation committee, comprised of our Chief Executive Officer, Chief Financial Officer and Senior Vice-President of Human Resources. See Item 13, "Certain Relationships and Related Transactions and Director Independence."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  Securities Authorized for Issuance Under Equity Compensation Plans

        As of December 31, 2007, options to purchase 400,000 shares of preferred stock remain available for grants under our 1996 Preferred Stock Option Plan.

  Securities Ownership of Certain Beneficial Owners and Management

        As of March 28, 2008, 100% of our outstanding shares of Class A common stock were owned of record by BMCA Holdings Corporation.

        The following table sets forth information with respect to the ownership of our common stock, as of March 28, 2008, by each other person known to us to own beneficially more than 5% of the common stock outstanding on that date and by all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class	Total Voting Power
Class A Common Stock	Samuel J. Heyman	1,015,010	(2)	100.0%	100.0%
	All directors and executive officers as a group (7 persons)	—		—	—

(1)
The business address for Mr. Heyman is 667 Madison Avenue, New York, New York 10021.

(2)
The number of shares shown as being beneficially owned (as defined in Rule 13d-3 of the Exchange Act) by Mr. Heyman attributes ownership of the shares of our common stock owned by BMCA Holdings Corporation, an indirect wholly-owned subsidiary of G Holdings, to Mr. Heyman. As of March 28, 2008, Mr. Heyman beneficially owned (as defined in Rule 13d-3 of the Exchange Act) approximately 99% of the capital stock of G Holdings.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        Although no formal written policy is in place, our Board of Directors is responsible for reviewing and approving the terms and conditions of all significant related party transactions.

Management Agreement

        Pursuant to a management agreement, a subsidiary of ISP (of which Samuel J. Heyman beneficially owns, as defined in Rule 13d-3 of the Exchange Act, approximately 100%), provides certain general management, administrative, legal and facilities services to us, including the use of our headquarters in Wayne, New Jersey. We were charged approximately $6.7, $6.1 and $5.8 million in 2007, 2006 and 2005, respectively, for these services under the management agreement, inclusive of the services provided to G-I Holdings. These charges consist of management fees and other reimbursable expenses attributable to us, or incurred by ISP for our benefit. They are based on an estimate of the costs ISP incurs to provide those services. The amount payable to ISP for management fees as of December 31, 2007 and 2006 was $0.5 and $0.4 million, respectively. The management agreement also provides that we are responsible for providing management services to G-I Holdings and some of its subsidiaries and that G-I Holdings pay to us a management fee for these services. The aggregate amount paid by G-I Holdings to us for services rendered under the management agreement in 2007, 2006 and 2005 was $0.8, $0.9 and $0.8 million, respectively. We also allocate a portion of the management fees payable by us under the management agreement as lease payments for the use of our headquarters.

        Due to the unique nature of the services provided under the management agreements, comparisons with third party arrangements are difficult. However, we believe that the terms of the management agreement taken as a whole are no less favorable to us than could be obtained from an unaffiliated third party.

Certain Purchases

        We purchase a substantial portion of our headlap roofing granules, colored roofing granules and algae-resistant granules requirements under a long-term requirements contract from ISP Minerals. We believe our long-term supply requirements contract with ISP Minerals, taken as a whole, is no less favorable to us than could be obtained from an unaffiliated third party. In 2007, 2006 and 2005, we purchased in the aggregate approximately $106.3, $102.3 and $108.3 million of roofing granules from ISP Minerals, respectively.

Tax Sharing Agreement

        We entered into a tax sharing agreement (the "Tax Sharing Agreement") dated January 31, 1994 and later amended on March 19, 2001, with G-I Holdings, with respect to the payment of Federal income taxes and related matters. During the term of the Tax Sharing Agreement, which is effective for the period during which we or any of our domestic subsidiaries is included in a consolidated Federal income tax return for the G Holdings' consolidated tax group, we are obligated to pay G Holdings an amount equal to those Federal income taxes we would have incurred if we, on behalf of ourselves and our domestic subsidiaries, filed our own Federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by us to G Holdings in future years, but cannot be carried back. Our unused tax attributes currently consist of a net operating loss carryforward of $91.4 million, which will not expire until 2027. If we ever were to leave the G Holdings' consolidated tax group, we would be required to pay to G Holdings the value of any tax attributes to which we would succeed under the consolidated return regulations to the extent the tax attributes reduced the amounts otherwise payable by us under the Tax Sharing Agreement. Under limited circumstances, the provisions of the Tax Sharing Agreement could result in us having a greater liability under the agreement than we would have had if we and our domestic subsidiaries had filed our own separate Federal income tax return. Under the Tax Sharing Agreement, we and each of our domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of G Holdings or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to our business or assets or the business or assets of any of our domestic subsidiaries. Although, as a member of the G Holdings' consolidated tax group, we are severally liable for certain Federal income tax liabilities of the G Holdings' consolidated tax group, including tax liabilities not related to our business, we should have no liability other than liabilities arising from our operations and the operations of our domestic subsidiaries and tax liabilities for tax years pre-dating the Tax Sharing Agreement that relate to our business or assets and the business or assets of any of our domestic subsidiaries. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, G Holdings makes all decisions with respect to all matters relating to taxes of the G Holdings' consolidated tax group. The provisions of the Tax Sharing Agreement take into account both the Federal income taxes we would have incurred if we filed our own separate Federal income tax return and the fact that we are a member of the G Holdings' consolidated tax group for Federal income tax purposes.

Intercompany Borrowings

        We make loans to, and borrow from, our parent corporations from time to time at rates ranging from 7.3% to 8.3% in 2007. As of December 31, 2007 and 2006, BMCA Holdings Corporation owed us $56.2 and $56.0 million, including interest of $1.0 and $0.8 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively. Interest income on our loans to BMCA Holdings Corporation amounted to $5.0, $4.9 and $4.0 million in 2007, 2006 and 2005, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $4.8, $4.7 and $3.8 million in 2007, 2006 and 2005, respectively. Loans payable to/receivable from our parent corporation are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in our Senior Secured Credit Facilities and our Senior Notes. Under the terms of our Senior Secured Credit Facility and the indentures governing our Senior Notes at December 31, 2007, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions. We also make non-interest bearing advances to affiliates, of which no balance was outstanding at December 31, 2007. In addition, we did not enter into any borrowing or lending activity with other affiliates. See Note 19 to our consolidated financial statements included in this annual report on Form 10-K.

Director Independence

        Our Board of Directors is comprised of Messrs. Tafaro, Nowak, Rebele, Harrison, Kiik and Ms. Jerger-Stevens, none of whom are independent.

Item 14.    Principal Accounting Fees and Services.

        The following table presents fees for professional services rendered by our independent registered public accounting firm, Ernst & Young LLP, and our former independent registered public accounting firm, KPMG LLP, for the fiscal years ended December 31, 2007 and 2006.

        Audit and Non-Audit Fees(1)

	2007	2006
Audit Fees(2)	$542,800	$535,000
Audit-Related Fees(3)	67,000	21,000
Tax Fees(4)	241,818	30,000
All Other Fees(5)	1,165,916	131,100

Total	$2,017,534	$717,100

(1)
On September 18, 2006, we replaced KPMG LLP as our independent registered public accountants and appointed Ernst & Young LLP as our new independent registered public accountants.

(2)
Audit fees relate to professional services rendered by Ernst & Young LLP in 2007 and Ernst & Young LLP and KPMG LLP in 2006 in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(3)
Audit-related fees include professional services rendered by Ernst & Young LLP in 2007 and by KPMG LLP in 2007 and 2006 related to the audit of our employee benefit plans. In addition, 2007 audit related fees include professional services rendered by Grant Thornton LLP related to the Elk employee benefit plans.

(4)
Tax fees include professional services rendered by Ernst & Young LLP for 2006 paid in 2007 and professional services rendered in 2007 to be paid in 2008 in connection with tax compliance. In addition, 2007 tax fees include professional services rendered by Ernst & Young LLP for tax compliance related to Elk that were rendered and paid in 2007. We do not engage Ernst & Young LLP to perform personal tax services for our executive officers.

(5)
All other fees in 2007 and 2006 include professional services rendered by Ernst & Young LLP related to merger and acquisition due diligence, post-acquisition financial statement review, a comfort letter issued in connection with the acquisition and merger of Elk and a consent issued in connection with our franchise offering circular. In addition, all other fees in 2007 include professional services rendered by KPMG LLP, Grant Thornton LLP and Price Waterhouse Coopers LLP related to the reissuance of their respective opinions and/or comfort letters in connection with the acquisition of Elk while all other fees in 2006 include professional services rendered by KPMG LLP in connection with the change in independent registered public accountants.

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
3.4	By-laws of Building Materials Manufacturing Corporation (incorporated by reference to Exhibit 3.4 to the 1998 Form 10-K).
3.5	Certificate of Incorporation of Building Materials Investment Corporation (incorporated by reference to Exhibit 3.5 to the 1998 Form 10-K).
3.6	By-laws of Building Materials Investment Corporation (incorporated by reference to Exhibit 3.6 to the 1998 Form 10-K).
4.1	Indenture, dated as of December 3, 1998, between BMCA and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the 2008 Notes S-4).
4.2
First Supplemental Indenture dated as of January 1, 1999 to Indenture dated as of December 3, 1998 among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the 2008 Notes S-4).
4.3
Second Supplemental Indenture, dated as of December 4, 2000, to Indenture dated as of December 3, 1998, among BMCA, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as original guarantors, the Additional Guarantors signatory thereto, as additional guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.12 to BMCA's Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K").
*4.4	Third Supplemental Indenture, dated as of January 4, 2007 to Indenture dated as of December 3, 1998, among BMCA, the guarantors signatory thereto and The Bank of New York, as trustee.
4.5
Indenture, dated as of July 26, 2004, among BMCA, as issuer, BMCA Insulation Products Inc., BMCA Quakertown Inc., Building Materials Investment Corporation, Building Materials Manufacturing Corporation, Ductwork Manufacturing Corporation, GAF Leatherback Corp., GAF Materials Corporation (Canada), GAF Premium Products Inc., GAF Real Properties, Inc., GAFTECH Corporation, LL Building Products Inc., Pequannock Valley Claim Service Company, Inc., South Ponca Realty Corp. and Wind Gap Real Property Acquisition Corp., as guarantors, and Wilmington Trust Company as trustee (incorporated by reference to Exhibit 4.10 to BMCA's Registration Statement on Form S-4 (Registration No. 333-119608)).

*4.6
First Supplemental Indenture, dated as of December 29, 2006, to the Indenture dated as of July 26, 2004, among BMCA, as issuer, the guarantors signatory thereto and Wilmington Trust Company, as trustee.
*4.7
Second Supplemental Indenture, dated as of December 29, 2006, to the Indenture dated as of July 26, 2004, among BMCA, as issuer, the guarantors signatory thereto and Wilmington Trust Company, as trustee.
*4.8
Third Supplemental Indenture, dated as of December 29, 2006, to the Indenture dated as of July 26, 2004, among BMCA, as issuer, the guarantors signatory thereto and Wilmington Trust Company, as trustee.
*4.9
Fourth Supplemental Indenture, dated as of February 21, 2007, to the Indenture dated as of July 26, 2004, among BMCA, as issuer, the guarantors signatory thereto and Wilmington Trust Company, as trustee.
*4.10
Fifth Supplemental Indenture, dated as of February 22, 2007, to the Indenture dated as of July 26, 2004, among BMCA, as issuer, the guarantors signatory thereto and Wilmington Trust Company, as trustee.
*4.11	Sixth Supplemental Indenture, dated as of March 26, 2007, to the Indenture dated as of July 26, 2004, among BMCA, as issuer, the guarantors signatory thereto and Wilmington Trust Company, as trustee.
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
10.5
Amendment No. 4 to the Amended and Restated Management Agreement, dated as of January 1, 2002, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. (incorporated by reference to Exhibit 10.5 to BMCA's Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Form 10-K") ).

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
10.10
Amendment No. 9 to the Amended and Restated Management Agreement, dated as of January 1, 2007, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., International Specialty Holdings LLC, ISP Minerals Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. as assignee of ISP Chemco, LLC, formerly ISP Chemco, Inc. (incorporated by reference to Exhibit 10.1 to BMCA's current report on Form 8-K dated February 19, 2008).
10.11	BMCA 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the 2000 Form 10-K).
10.12	Form of BMCA 2001 Long-Term Incentive Plan Incentive Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to BMCA's Form 10-Q for the quarterly period ended July 3, 2005).
10.13	First Amendment to the BMCA 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to BMCA's Form 10-K for the fiscal year ended December 31, 2005).
10.14	Second Amendment to the BMCA 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to BMCA's current report on Form 8-K dated December 31, 2007).
10.15	Tax Sharing Agreement, dated as of January 31, 1994, among GAF, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.6 to the Deferred Coupon Note Registration Statement).
10.16	Amendment to Tax Sharing Agreement, dated as of March 19, 2001, between G-I Holdings and BMCA (incorporated by reference to Exhibit 10.10 to the 2000 Form 10-K).

10.17
Reorganization Agreement, dated as of January 31, 1994, among GAF Building Materials Corporation, G-I Holdings Inc. and BMCA (incorporated by reference to Exhibit 10.9 to the Deferred Coupon Note Registration Statement).
10.25
Revolving Credit Agreement, dated as of February 22, 2007, among Building Materials Corporation of America, BMCA Acquisition Inc. and BMCA Acquisition Sub Inc., as borrowers; the initial lenders, initial issuing bank and swing line bank named therein, as initial lenders, initial issuing bank and swing line bank; Deutsche Bank AG New York Branch, as collateral monitoring agent and administrative agent; Deutsche Bank Securities Inc., Bear Stearns & Co. Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers; Bear Stearns & Co. Inc., as syndication agent; and J.P. Morgan Securities Inc., as documentation agent (incorporated by reference to Exhibit 10.1 to BMCA's Current Report on Form 8-K dated February 22, 2007).
10.26
Amendment No. 1 to the Revolving Credit Agreement, dated as of March 12, 2007, among Building Materials Corporation of America, BMCA Acquisition Inc. and BMCA Acquisition Sub Inc., as borrowers; the initial lenders, initial issuing bank and swing line bank named therein, as initial lenders, initial issuing bank and swing line bank; Deutsche Bank AG New York Branch, as collateral monitoring agent and administrative agent; Deutsche Bank Securities Inc., Bear Stearns & Co. Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers; Bear Stearns & Co. Inc., as syndication agent; and J.P. Morgan Securities Inc., as documentation agent (incorporated by reference to Exhibit 10.2 to BMCA's Current Report on Form 8-K dated March 15, 2007).
10.27
Term Loan Agreement, dated as of February 22, 2007, among Building Materials Corporation of America, BMCA Acquisition Inc. and BMCA Acquisition Sub Inc., as borrowers; the initial lenders named therein, as initial lenders; Deutsche Bank AG New York Branch, as administrative agent; Deutsche Bank Securities Inc., Bear Stearns & Co. Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers; Bear Stearns & Co. Inc., as syndication agent; and J.P. Morgan Securities Inc., as documentation agent (incorporated by reference to Exhibit 10.2 to BMCA's Current Report on Form 8-K dated February 22, 2007).
10.28
Amendment No. 1 to the Term Loan Agreement, dated as of March 15, 2007, among Building Materials Corporation of America, BMCA Acquisition Inc. and BMCA Acquisition Sub Inc., as borrowers; the initial lenders named therein, as initial lenders; Deutsche Bank AG New York Branch, as administrative agent; Deutsche Bank Securities Inc., Bear Stearns & Co. Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers; Bear Stearns & Co. Inc., as syndication agent; and J.P. Morgan Securities Inc., as documentation agent (incorporated by reference to Exhibit 10.3 to BMCA's Current Report on Form 8-K dated March 15, 2007).
10.29
Bridge Loan Agreement, dated as of February 22, 2007, among Building Materials Corporation of America, BMCA Acquisition Inc. and BMCA Acquisition Sub Inc., as borrowers; the initial lenders named therein, as initial lenders; Deutsche Bank AG Cayman Islands Branch, as collateral agent and administrative agent; Deutsche Bank AG Cayman Islands Branch and Bear Stearns Corporate Lending Inc., as joint lead arrangers; and Deutsche Bank AG Cayman Islands Branch, Bear Stearns Corporate Lending Inc. and JPMorgan Chase Bank, N.A., as joint book managers (incorporated by reference to Exhibit 10.3 to BMCA's Current Report on Form 8-K dated February 22, 2007).

10.30
Junior Lien Term Loan Agreement, (amending and restating in its entirety the Bridge Loan Agreement dated as of February 22, 2007) dated as of March 15, 2007, among Building Materials Corporation of America, BMCA Acquisition Inc. and BMCA Acquisition Sub Inc., as borrowers; the lenders named therein, as lenders; Deutsche Bank AG New York Branch, as collateral agent and administrative agent; Deutsche Bank Securities, Inc., Bear Stearns & Co. Inc., and J.P. Morgan Securities, Inc. as joint lead arrangers and joint book managers; and Deutsche Bank AG Cayman Islands Branch, Bear Stearns Corporate Lending Inc. and J.P. Morgan Securities, Inc., as documentation agent, and Bear Stearns & Co. Inc., as syndication agents (incorporated by reference to Exhibit 10.1 to BMCA's Current Report on Form 8-K dated March 15, 2007).
10.32	Employment Security Agreement between BMCA and David A. Harrison, effective June 2001 (incorporated by reference to Exhibit 10.23 to the 2001 Form 10-K).
10.33	Employment Security Agreement between BMCA and Robert B. Tafaro, effective June 2001 (incorporated by reference to Exhibit 10.24 to the 2001 Form 10-K).
10.35	Employment Security Agreement between BMCA and John F. Rebele, effective June 2001 (incorporated by reference to Exhibit 10.26 to the 2001 Form 10-K).
10.36
Employment Agreement, dated August 9, 2007, between Richard A. Nowak and GAF Materials Corporation (incorporated by reference to Exhibit 10.1 to BMCA's Form 10-Q for the quarterly period ended July 1, 2007).
10.37	Employment Agreement, dated August 9, 2007 between Matti Kiik and GAF Materials Corporation (incorporated by reference to Exhibit 10.2 to BMCA's Form 10-Q for the quarterly period ended July 1, 2007).
*10.38
Collateral Agency Agreement, dated as of February 22, 2007, by and among BMCA, the guarantors party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of New York and Wilmington Trust Company, as trustees, and Deutsche Bank Trust Company Americas, as collateral agent.
*10.39	Security Agreement dated February 22, 2007, made by BMCA and the other grantors party thereto to Deutsche Bank Trust Company Americas, as collateral agent.
*10.40	Security Agreement dated February 22, 2007, made by BMCA and the other grantors party thereto to Deutsche Bank AG New York Branch, as collateral agent.
*10.41	Amended and Restated Security Agreement dated March 15, 2007, made by BMCA and the other grantors party thereto to Deutsche Bank AG New York Branch, as collateral agent.
*10.42	Security Agreement Supplement dated March 26, 2007, made by the additional grantors party thereto to Deutsche Bank AG New York Branch, as collateral agent.
*10.43
General Intercreditor Agreement dated as of February 22, 2007, among Deutsche Bank Trust Company Americas, as first lien collateral agent, and Deutsche Bank AG Cayman Islands Branch, as junior lien collateral agent.
*10.44	Additional Party Addendum to General Intercreditor Agreement dated as of February 22, 2007, by Deutsche Bank AG New York Branch, as collateral agent under the Junior Lien Term Loan Agreement.

*10.45
Revolver Intercreditor Agreement dated as of February 22, 2007, among Deutsche Bank AG New York Branch, as first lien collateral agent, Deutsche Bank Trust Company Americas, as second lien collateral agent, and Deutsche Bank AG Cayman Islands Branch, as third lien collateral agent.
*10.46	Additional Party Addendum to Revolver Intercreditor Agreement dated as of February 22, 2007, by Deutsche Bank AG New York Branch, as collateral agent under the Junior Lien Term Loan Agreement.
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

BUILDING MATERIALS CORPORATION OF AMERICA BUILDING MATERIALS MANUFACTURING CORPORATION
Date: March 28, 2008	By:	/s/ JOHN F. REBELE
		Name: Title:	John F. Rebele Senior Vice President, Chief Financial Officer and Chief Administrative Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2008 by the following persons on behalf of each registrant and in the capacities indicated.

Signature	Title

/s/ ROBERT B. TAFARO Robert B. Tafaro	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ JOHN F. REBELE John F. Rebele	Senior Vice President, Chief Financial Officer, Chief Administrative Officer and Director (Principal Financial Officer)
/s/ RICHARD A. NOWAK Richard A. Nowak	Director
/s/ DAVID A. HARRISON David A. Harrison	Director
/s/ MATTI KIIK Matti Kiik	Director
/s/ JAN E. JERGER-STEVENS Jan E. Jerger-Stevens	Director
/s/ JAMES T. ESPOSITO James T. Esposito	Vice President and Controller (Principal Accounting Officer)

BUILDING MATERIALS CORPORATION OF AMERICA

FORM 10-K

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS, CONSOLIDATED

FINANCIAL STATEMENTS AND SCHEDULES

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

        Building Materials Corporation of America or BMCA, a subsidiary of BMCA Holdings Corporation, was formed on January 31, 1994 to acquire the operating assets and certain liabilities of GAF Building Materials Corporation, whose name was changed to G-I Holdings Inc., our indirect parent. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc. See Note 1 to our Consolidated Financial Statements. Unless otherwise indicated by the context, "we," "us" and "our" refer to Building Materials Corporation of America and its consolidated subsidiaries.

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

        On February 22, 2007, which we refer to as the date of acquisition, a subsidiary of Building Materials Corporation of America acquired approximately 90% of the outstanding common shares of ElkCorp, which we refer to as Elk, a Dallas, Texas-based manufacturer of roofing products and building materials. The remaining shares of Elk were acquired on March 26, 2007, resulting in Elk becoming an indirect wholly-owned subsidiary of BMCA. See Acquisition.

        We are a leading national manufacturer and marketer of a broad line of asphalt and polymer-based roofing products and accessories for the residential and commercial roofing markets. We also manufacture specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. We have 31 strategically located manufacturing facilities currently operating across the United States. Our manufacturing facilities include: 16 asphalt roofing manufacturing facilities, three roofing accessory plants, two thermoplastic polyolefin plants, one glass fiber manufacturing plant, two glass mat manufacturing plants, one glass mat and asphalt roofing manufacturing facility, one fiber-cement shingle and siding plant, one liquid roofing membrane and adhesive plant, one injection molding attic ventilation plant, one attic ventilation and air distribution product plant, one chromium-chemical coating plant and one composite-decking plant.

        Our products are marketed in three groups: residential roofing, commercial roofing and specialty building products and accessories.

  Residential Roofing

        We are a leading national manufacturer of a complete line of residential roofing products. In February 2007, we acquired Elk, which we believe has strategically positioned us for future growth in the roofing industry and building products market. We also believe the acquisition of Elk has allowed us to build on our market leadership position and create comprehensive market leading product offerings. Our principal lines of residential roofing shingles are the Timberline® series, the Sovereign® series, Premium Designer Shingles and Specialty Shingles. The Timberline® series includes the Timberline® Prestique® 30 High-Definition, Timberline® Natural ShadowTM, Timberline® Prestique®

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Select 40, Timberline® Prestique® Lifetime and Timberline GrandeTM shingles. Our premium designer shingles include the Slateline®, Grand SlateTM, Grand Sequoia®, Grand CanyonTM, Country Mansion®, Capstone®, and CamelotTM shingles. We sell specialty shingles under the TruSlateTM product line, which offers a slate shingle system. We supply the major components necessary to install a complete roofing system from underlayments to attic ventilation products and accessories, under the Weather Stopper® Integrated Roofing SystemTM. In recent years, we have improved our sales mix of residential roofing products by increasing our emphasis on laminated shingles and accessory products (the Timberline® series, premium designer shingles and specialty shingles), which are generally sold at higher prices and more attractive profit margins than our standard asphalt strip shingle products (the Sovereign® series). We believe, based on unit sales, that we are the largest manufacturer of residential roofing shingles in the United States.

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

        Over the past five years, over 80% of industry sales of both residential and commercial roofing products were for re-roofing, as opposed to new construction. As a result, we believe our exposure and the roofing industry's exposure to cyclical downturns in the new construction market are substantially lower than for other building material manufacturers. We expect that future demand for residential re-roofing will continue to increase as the existing housing stock ages and as homeowners upgrade from standard strip roofing shingles to premium laminated shingles for enhanced aesthetics and durability. We also expect commercial roofing demand to rise as construction of new commercial facilities increases and existing buildings age.

        Our business relies on the availability of reasonably-priced raw materials and energy for the production of our products. Shortages of these products and increases in their prices, specifically with regard to asphalt, which is normally correlated to increases in the price of crude oil, have occurred from time to time and may occur in the future. To mitigate the effect of the petroleum-based and other cost increases, we will attempt to pass on future cost increases from our suppliers as needed, although no assurances can be provided that these price increases will be accepted in the marketplace.

        Our net sales for 2007 were $2,310.1 million, which included the net sales of Elk from the date of acquisition and $15.1 million of restructuring-related sales discounts compared with net sales of $1,969.2 million in 2006. We had a loss before interest and income taxes of $27.4 million in 2007, which included the operating results of Elk and $181.0 million of restructuring and other expenses, compared with income before interest and income taxes of $124.8 million in 2006. See Results of Operations below.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

        The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to those related to customer incentives, doubtful accounts, inventory valuation, product warranty claims, extended and enhanced product warranties, environmental liabilities, the carrying value of goodwill, the carrying value of long-lived tangible and intangible assets, pensions and other post-employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. In the opinion of our management, the consolidated financial statements herein contain all adjustments necessary to present fairly our financial position and our results of operations and cash flows for the periods presented. We do not anticipate any changes in management estimates that would have a material impact on our operations, liquidity or capital resources, subject to the matters discussed in Note 20 to Consolidated Financial Statements. We believe the following critical accounting policies are the most important to the portrayal of our financial condition and results of operations and require our management's more significant judgments and estimates in the preparation of our consolidated financial statements.

  Revenue Recognition

        Revenue is recognized at the time products are shipped to the customer. Products are generally shipped Freight on Board, or FOB, shipping point. Title and risk of loss pass to the customer at the time of shipment.

  Customer Incentives

        We maintain allowances for customer incentives and volume rebates resulting from promotional programs to certain of our customers. The customer incentives and volume rebates are recorded as a reduction in gross sales, and accruals are recorded based on customers' purchase levels of specific products and the promotional programs related to these products. Management evaluates customer performance against these incentives and volume rebate programs from time to time. If adjustments to our estimates are required, additional allowances or reductions to the customer incentive reserves would be recorded.

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

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

  Inventories

        Inventories are valued at the lower of cost or market. The LIFO (last-in, first-out) method is used to determine cost for asphalt-based products used to produce our products, which we believe provides a more appropriate matching of revenue and expense. All other inventories are valued on the FIFO (first-in, first-out) method. We adjust our inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and their estimated market value based upon assumptions related to future demand and market conditions. If actual market conditions differ from those projected by management, additional inventory adjustments may be required. Sales of inventories and the resulting receivables are included in working capital items in the consolidated statement of cash flows.

  Long-Lived Asset Impairment

        We follow the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", or SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. For purposes of recognizing and measuring impairment of long-lived assets, we evaluate assets of our associated facilities because this is the lowest level of independent cash flows ascertainable to evaluate impairment. We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For long-lived assets to be held and used, an impairment exists when the carrying amount of the asset exceeds the estimated undiscounted cash flows. Any resulting impairment is measured based on the fair value of the related asset. Fair value is determined based on future projected demand and estimated discounted cash flows.

        During the year ended December 31, 2007, we closed several of our manufacturing facilities, in addition to our previously closed manufacturing facilities. The closing of these manufacturing facilities in 2007 was primarily due to additional manufacturing capacity from our acquisition of Elk and reduced market demand. For the year ended December 31, 2007 we recognized a $97.0 million SFAS No. 144 impairment loss. See Notes 2 and 5 to the Consolidated Financial Statements.

  Asset Retirement Obligations

        We follow the provisions of FASB Interpretation No. (FIN) 47 "Accounting for Conditional Asset Retirement Obligations," which we refer to as FIN 47, which was issued by the Financial Accounting Standards Board, which we refer to as FASB. FIN 47 clarifies how the term conditional asset retirement obligation is used in SFAS No. 143 "Accounting for Asset Retirement Obligations," which we refer to as SFAS No. 143. SFAS No. 143 applies to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. We performed an asset retirement obligation analysis at December 31, 2007 and noted that no significant conditional asset retirement obligations existed.

  Goodwill

        In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142, goodwill is not amortized but is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

        We evaluated the recoverability of goodwill for our roofing products and specialty building products and accessories reporting units. Our methodology included evaluations using estimated future discounted cash flows, multiples of net sales and multiples of earnings before interest, taxes, depreciation and the amortization of intangibles and other assets, or EBITDA. Our analysis was completed for each of the reporting units to which the goodwill relates. If the estimated range of fair values from the methodologies employed are less than the carrying value of the related reporting unit, impairment losses for goodwill are charged to results of operations. In determining the estimated future discounted cash flows, we considered projected future levels of income, future business trends and market and economic conditions. Our analysis related to multiples of net sales and EBITDA are based on related industry data. We prepared an SFAS No. 142 impairment analysis at December 31, 2007 and 2006, and noted no impairment existed. See Note 6 to the Consolidated Financial Statements.

  Intangible Assets

        We account for our intangible assets in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires disclosure of information relating to intangible assets subsequent to their acquisition that was not previously reported, which includes disclosure concerning the changes in the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and for those not subject to amortization. SFAS No. 142 also requires disclosure related to actual year-to-date intangible asset amortization expense and the estimated intangible asset amortization expense for each of the next five years. As of December 31, 2007, we have not recorded any impairment losses related to our intangible assets and have not written-off any acquired research and development assets. See Note 7 to the Consolidated Financial Statements.

  Hedging Activity

        In connection with the acquisition of Elk on February 22, 2007, and the related debt refinancings, we have a substantial portion of variable rate debt. In order to maintain a reasonable balance between our fixed rate debt and variable rate debt, in March 2007, we entered into forward-starting Eurodollar rate, or LIBOR, based pay fixed income interest rate swaps related to our $975.0 million Term Loan, or Term Loan, with an effective date of April 23, 2007 and a maturity date of April 23, 2012. In October 2007, we entered into additional interest rate swaps related to our Term Loan with an effective date of October 23, 2007 and a maturity date of October 23, 2012 under similar terms as the swaps we entered into in March 2007.

        We account for our hedging activity in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," or SFAS No. 133, which requires a company to measure hedge effectiveness by assessing, on a quarterly basis, the historical and probable future of high correlation of changes in the fair value of the hedged item. Any ineffective portion is recorded in our statement of operations.

        In accordance with SFAS No. 133 our swaps are treated as cash flow hedges. At December 31, 2007, we had no ineffectiveness related to our swaps and based on changes in the closing LIBOR rate on such date, we recorded a fair value loss on our fixed income interest rate swaps of $30.0 million to other liabilities, while the offset was recorded as an other comprehensive loss, net of tax of $11.4 million. We have also recorded $2.0 million in year-to-date interest income as of December 31, 2007 related to our fixed income interest rate swaps.

        In July 2007, we entered into treasury locks as additional hedging instruments against our Term Loan. Our treasury locks had a settlement date of October 30, 2007 and a maturity date of July 31,

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

2012. Our treasury locks fixed the U.S. treasury component, while excluding the swap component of the forward benchmark LIBOR interest rate. According to SFAS No. 133 our treasury locks were also cash flow hedges, and were accounted for in the same manner as our swaps. On October 30, 2007 we settled our open treasury lock hedging positions, which resulted in a pre-tax loss and cash settlement of approximately $4.9 million, which is being amortized into our statement of operations over the life of the Term Loan pursuant to SFAS No. 133.

        We are also exposed to credit loss in the event of non-performance by our counterparties holding our derivative instruments. Although non-performance is possible, we do not anticipate non-performance on our interest rate swaps, as these contracts are, in management's opinion, with creditworthy counterparties. See Notes 2 and 14 to the Consolidated Financial Statements.

  Product Warranty Claims

        We provide certain limited warranties covering most of our residential roofing products for periods generally ranging from 20 to 50 years, although certain of our product lines provide for a lifetime limited warranty. We also offer certain limited warranties of varying duration covering most of our commercial roofing products. Most of our specialty building products and accessories carry limited warranties for periods generally ranging from 5 to 20 years, with lifetime limited warranties on certain products. The accrual for product warranty claims is estimated on the basis of historical and projected claims activity, as well as other factors. The accuracy of the estimate of additional costs is dependent on both the number and cost of future claims submitted during the warranty periods. We believe that the accruals established for estimated probable future product warranty claims are adequate. If actual claims differ from these estimates, adjustments to this accrual may be required.

  Deferred Revenue and Extended Product Warranty

        We offer extended warranty contracts on sales of our commercial roofing products. The life of these commercial warranties range from ten to twenty years. In addition, we offer enhanced warranties on certain of our residential roofing products. These enhanced warranties are the "Golden Pledge Warranty™", "Peace of Mind™" and "Peak Performance®" warranty programs. All revenue for the sale of these warranty programs is deferred and amortized on a straight-line basis over the life of these warranty programs, which is in accordance with the accounting prescribed by FASB Technical Bulletin No. 90-1 "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts", which we refer to as FTB No. 90-1. Incremental direct costs associated with the acquisition of the warranties are capitalized and amortized on a straight-line basis over the average life of these warranty programs. Current costs of services performed related to claims paid under these warranty programs are expensed as incurred. Our analysis of these warranty programs as of December 31, 2007 indicated that deferred revenue is in excess of deferred costs and accordingly, no loss was recognized. However, if the total expected costs of providing services under these warranty programs exceed deferred revenues less deferred costs, then a loss would be recognized.

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to offset any deferred tax asset if it is more-likely-than-not that some or all of the deferred tax asset will not be realized. The determination of the amount of a valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income and (3) the impact of tax planning strategies. In assessing the need for a valuation allowance, we consider past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws. We are party to a tax sharing agreement, which we refer to as the Tax Sharing Agreement. See Note 10 to the Consolidated Financial Statements.

        We use judgment in determining income tax provisions under SFAS No. 109 "Accounting for Income Taxes," which we refer to as SFAS No. 109, and in evaluating our tax positions. Additional provisions for income taxes are established when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold as defined by FIN No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109", which we refer to as FIN 48, adopted by us on January 1, 2007, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority. We and our subsidiaries are examined by various Federal and state tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

  Environmental Liabilities

        We accrue environmental costs when it is probable that we have incurred a liability and the expected amount can be reasonably estimated and, review on an ongoing basis, our estimated environmental liabilities. The amount accrued reflects our assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multi-party sites and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liabilities or whether any liabilities exist.

  Pension and Other Postemployment Benefits

        We maintain defined benefit plans that provide eligible employees with retirement benefits. In addition, while we generally do not provide postretirement medical and life insurance benefits, we subsidize such life insurance benefits for certain employees and certain retirees. The costs and obligations related to these benefits reflect our assumptions related to general economic conditions (particularly interest rates), expected return on plan assets and rate of compensation increases for employees. We set the discount rate assumption annually for our retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

long-term rate of return on assets is derived from a detailed periodic study conducted by our actuaries and our financial management. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. Our discount rate as of December 31, 2007 and 2006 for determining projected benefit obligations was 6.25% and 6.0%, respectively. A 25 basis point increase or decrease in the discount rate assumption would result in a plus or minus $0.2 million impact on pension expense and a plus or minus $1.4 million impact on the projected benefit obligation. Our expected long-term rate of return on assets assumption for our retirement plans was 9.5% in 2007 and 2006, respectively. In addition, a 25 basis point increase or decrease in the expected long-term rate of return on assets assumption would result in a plus or minus $0.1 million impact on pension expense.

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

2007 Compared with 2006

        We recorded a net loss in 2007 of $134.5 million compared with net income of $38.7 million for 2006. The increase in reported net loss for 2007 was primarily attributable to approximately $119.9 million of higher interest expense, as well as restructuring and other expenses due to the acquisition of Elk. Our net loss in 2007 included $116.6 million of after-tax ($181.0 million pre-tax) restructuring and other expenses, of which $9.7 million after tax ($15.1 million pre-tax) was included as a reduction in net sales and $15.7 million after tax ($24.3 million pre-tax) was included in cost of products sold related to the integration of Elk operations; and $14.9 million of after-tax ($23.2 million pre-tax) debt restructuring costs also related to the acquisition. Included in restructuring and other expenses are plant closing expenses related to the closure of several manufacturing facilities together with the write-down of plant assets at these facilities, integration-related costs and the write-down of selected inventories. Excluding these items, net loss for 2007 was $3.0 million, which included Elk's operations from the date of acquisition.

        Net sales for 2007 were $2,310.1 million as compared with $1,969.2 million in 2006. The increase in net sales for 2007 was primarily attributable to the acquisition of Elk, which was partially offset by lower net sales of residential roofing products and commercial roofing products driven by lower unit volumes resulting from softer market demand and $15.1 million of restructuring-related sales discounts.

        We had a loss before interest expense and income taxes for 2007 of $27.4 million compared with income before interest expense and income taxes of $124.8 million in 2006. Our loss before interest expense and income taxes in 2007 included $181.0 million of restructuring and other expenses, of which $15.1 million was included as a reduction in net sales and $24.3 million was included in cost of products sold. Excluding these items, 2007 income before interest and income taxes was $153.6 million, which included the results of operations of Elk from the date of acquisition. The increase in income before interest expense and income taxes for 2007 was positively affected by the operating results of Elk and lower selling, general and administrative expenses, mostly due to a decline in volume-related distribution costs, partially offset by a decline in net sales of residential roofing products.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest expense in 2007 increased to $181.4 million as compared with $61.5 million in 2006. Interest expense in 2007 included $23.2 million of debt restructuring costs and an additional $3.5 million of interest expense of Elk from the date of acquisition. Included in debt restructuring costs are the tender premiums and write-off of the remaining deferred financing fees and discounts associated with certain of our then outstanding 8% Senior Notes due 2007, which we refer to as the 2007 Notes, and our 8% Senior Notes due 2008, which we refer to as the 2008 Notes, of BMCA and all of the then outstanding senior notes of Elk, all of which were redeemed in the first quarter of 2007. Excluding the impact of the debt restructuring costs and the additional Elk interest, interest expense for 2007 was $154.7 million. The increase in interest expense for 2007 was primarily due to higher average borrowings and a slightly higher average interest rate, due to the acquisition of Elk.

Business Segment Information

        Net Sales.    Net sales of roofing products increased to $2,173.2 million for 2007, which included net sales of roofing products related to Elk from the date of acquisition and $15.1 million of restructuring-related sales discounts, compared with $1,893.6 million for 2006. The increase in 2007 net sales of roofing products was primarily attributable to the acquisition of Elk, which was partially offset by lower net sales of residential roofing products and commercial roofing products driven by lower unit volumes resulting from softer market demand and $15.1 million of restructuring-related sales discounts. Net sales of specialty building products and accessories increased to $316.9 million for 2007, which included net sales of specialty building products and accessories related to Elk from the date of acquisition as compared with $75.6 million for 2006.

        Gross Margin.    Our overall gross margin was $614.5 million for 2007 or 26.6% of net sales as compared with $572.8 million or 29.1% of net sales for 2006. Included in our overall gross margin for 2007 was $15.1 million of restructuring-related sales discounts included as a reduction in net sales, $24.3 million of restructuring and other expenses, which were included in cost of products sold and gross margin related to Elk from the date of acquisition. Our gross margin was positively affected by the gross margin related to Elk, which was more than offset by a decrease in net sales of residential and commercial roofing products primarily driven by lower unit volumes.

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
CONDITION AND RESULTS OF OPERATIONS (Continued)

material costs, including asphalt and unabsorbed overhead costs resulting from plant shutdowns, higher energy costs and higher selling, general and administrative expenses mostly due to higher distribution costs, primarily resulting from a rise in fuel prices.

        Interest expense decreased to $61.5 million in 2006 from $62.3 million in 2005, primarily due to lower average borrowings.

Business Segment Information

        Net Sales.    Net sales of roofing products for 2006 increased to $1,893.6 million from $1,876.0 million for 2005, representing an increase of $17.6 million. The increase in net sales of roofing products was primarily attributable to higher net sales of commercial roofing products primarily due to higher average selling prices, partially offset by a decrease in net sales of residential roofing products. The increase in net sales of commercial roofing products primarily resulted from higher average selling prices, while the decrease in net sales of residential roofing products was driven by lower unit volumes, partially offset by higher average selling prices. Net sales of specialty building products and accessories decreased by $4.2 million or 5.3% for 2006 to $75.6 million, compared to $79.8 million for 2005.

        Gross Margin.    Our overall gross margin for 2006 decreased to $572.8 million or 29.1% from $596.2 million or 30.5% for 2005. The decrease in our overall gross margin is primarily attributable to higher raw material costs and a decrease in net sales of residential roofing products.

Liquidity and Financial Condition

  Cash Flows and Cash Position

        Sales of roofing products and specialty building products and accessories in the northern regions of the United States generally decline in the late fall and winter months due to cold weather. In addition, extreme weather conditions can result in higher customer demand during our peak operating season depending on the extent and severity of the damage from these extreme weather conditions. Due to the seasonal demands of our business together with extreme weather conditions, we generally have negative cash flows from operations during the first six months of our fiscal year. Our negative cash flows from operations are primarily driven by our cash invested in both accounts receivable and inventories to meet these seasonal operating demands. Generally, in the third and fourth quarters of our fiscal year, our cash flows from operations become positive for each quarter, as our investment in inventories and accounts receivable no longer continues to increase, as is customary in the first six months of our fiscal year. Our seasonal working capital needs, together with our debt service obligations, capital expenditure requirements and other contracted arrangements, adversely impact our liquidity during this period. We rely on our cash and cash equivalents on hand and our new $600.0 million Senior Secured Revolving Credit Facility due February 2012, which we refer to as our Senior Secured Revolving Credit Facility (see Debt Instruments, Financial Covenants and Restrictions below), to support our overall cash flow requirements during these periods. We expect to continue to rely on our cash and cash equivalents on hand and external financings to maintain operations over the short and long-term and to continue to have access to the financing markets, subject to the then prevailing market terms and conditions.

        Net cash outflow from operating and investing activities was $904.9 million during 2007, including $945.3 million related to the acquisition of Elk, net of $0.1 million of cash acquired, the reinvestment of $84.5 million for capital programs and an acquisition of land and buildings in Fresno, California

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

partially offset by $6.7 million of proceeds from the sale of precious metals and $118.2 million of cash provided by operations.

        Cash generated from a decrease in working capital totaled $55.4 million during 2007, reflecting a decrease in total accounts receivable of $71.0 million, primarily due to the decrease in our net sales of residential roofing products as a result of the decline in the housing market and the lack of extreme weather conditions in 2007, a $28.9 million decrease in inventories primarily resulting from a reduction of capacity due to the decline in the housing market and the lack of extreme weather conditions in 2007, a $9.4 million decrease in other current assets, a $10.8 million increase in accounts payable and accrued liabilities and an increase of $64.7 million in payments for restructuring and other expenses. The net cash provided by operating activities also included a $9.3 million net increase in the payable to related parties/parent corporations, primarily attributable to a $10.2 million net increase in amounts due under our long-term granule supply agreement with an affiliated company partially offset by a $0.9 million increase in federal income taxes receivable, pursuant to our Tax Sharing Agreement with our parent corporation. In addition, net cash provided by operating activities also included $181.0 million in restructuring and other expenses, which primarily included a $97.0 million write-down of property, plant and equipment, $21.5 million of plant closing expenses, a $24.3 million write-down of selected inventories, which were included in cost of products sold and $15.1 million of restructuring-related sales discounts, which were included as a reduction of net sales (see Restructuring and Other Expenses). Cash provided by operating activities also included a $6.4 million increase in other assets, primarily related to a $5.9 million increase in deferred warranty related program costs, net of amortization; a $7.8 million increase in other liabilities, which is primarily related to a $10.5 million increase in deferred warranty-related program revenues, net of amortization; and a $4.5 million gain on sale of assets related to our sale of precious metals at our Nashville, Tennessee manufacturing facility.

        Net cash provided by financing activities totaled $903.4 million during 2007, including $2,457.7 million of aggregate proceeds from the issuance of long-term debt, related to 2007 cumulative borrowings of $1,131.8 million under our new $600.0 million Senior Secured Revolving Credit Facility and our old $450.0 million Senior Secured Revolving Credit Facility, which we refer to as our Old Senior Secured Revolving Credit Facility. In addition, proceeds from the issuance of long-term debt included $975.0 million under our new $975.0 million Term Loan, $325.0 million under our new $325.0 million Junior Lien Term Loan Facility, which we refer to as the Junior Lien Term Loan, and $25.9 million of borrowings under the old Elk Revolving Credit Facility (see Debt Instruments, Financial Covenants and Restrictions). In addition, financing activities included proceeds of $45.0 million related to sale-leasebacks on our machinery and equipment located at our Gainesville, Texas and Baltimore, Maryland manufacturing facilities. Financing activities also included $1,557.6 million in aggregate repayments of long-term debt, of which $1,069.8 million related to 2007 cumulative repayments under our Senior Secured Revolving Credit Facility and our Old Senior Secured Revolving Credit Facility, $28.6 million related to repayments under the old Elk Revolving Credit Facility and $9.6 million related to repayments under the Term Loan. In addition, repayments of long-term debt included $100.0 million related to our outstanding 2007 Notes, $150.1 million related to our outstanding 2008 Notes, $25.0 million related to the then outstanding Elk 4.69% Senior Notes due 2007, $60.0 million related to the then outstanding Elk 6.99% Senior Notes due 2009, $60.0 million related to the then outstanding Elk 7.49% Senior Notes due 2012 and $50.0 million related to the then outstanding Elk 6.28% Senior Notes due 2014. Financing activities also included $36.5 million in financing fees and expenses, primarily related to debt restructuring costs associated with our new Senior Secured Revolving Credit Facility, Term Loan and Junior Lien Term Loan. In addition, on

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

October 30, 2007, we settled all of our open treasury lock positions, which resulted in a cash payment of $4.9 million (see Hedging Activities).

  Acquisition

        On February 9, 2007, BMCA Acquisition Sub Inc., which we refer to as BMCA Acquisition Sub, and BMCA Acquisition Inc., which together with BMCA Acquisition Sub, we collectively refer to as the Purchasers, both wholly-owned subsidiaries of BMCA, entered into a merger agreement with Elk, which we refer to as the Merger Agreement. On February 22, 2007, an equity tender offer closed, and, as a result thereof (and the purchase of shares from one of its affilates), BMCA Acquisition Sub acquired approximately 90% of Elk's shares at a purchase price of $43.50 per share. In accordance with the Merger Agreement, the remaining Elk shares were acquired on March 26, 2007 in a second step merger in exchange for the right to receive $43.50 per share in cash. In the merger, BMCA Acquisition Sub was merged with and into Elk, which then became an indirect wholly-owned subsidiary of BMCA. The acquisition of the Elk shares was completed at a purchase price of approximately $945.3 million, net of $0.1 million of cash acquired and net of the repayment of $195.0 million of the then outstanding Elk senior notes, which were assumed in connection with the acquisition and were repaid in March 2007.

        We financed the purchase of Elk, and refinanced certain of BMCA's then outstanding debt and repaid all of Elk's then outstanding senior notes of $195.0 million with the proceeds from our new senior secured credit facilities. Our new senior secured credit facilities consist of a $600.0 million Senior Secured Revolving Credit Facility, a $975.0 million Term Loan and a $325.0 million Junior Lien Term Loan Facility (see Debt Instruments, Financial Covenants and Restrictions below).

        We believe the acquisition of Elk will strategically position us for future growth in the roofing industry and other building product markets. The acquisition is expected to provide us with an increased market leadership position; create comprehensive market-leading product offerings; generate natural cost savings from synergies, including plant rationalization and re-alignment of distribution networks, raw material procurement, administrative and logistical efficiencies; and leverage the organizational strengths of both BMCA and Elk.

        The Elk acquisition was accounted for under the purchase method of accounting as prescribed by SFAS No. 141 "Business Combinations," which we refer to as SFAS No. 141, which requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the date of acquisition, with amounts exceeding their fair value being recorded as goodwill. The allocation process required an analysis of property, plant and equipment, inventories, customer lists and relationships, contractual commitments and brand strategies, among others, to identify and record the fair value of assets acquired and liabilities assumed. In connection with the acquisition, we used estimated economic lives of 5 to 25 years for land improvements, 10 to 40 years for buildings and building improvements, 3 to 25 years for machinery and equipment, which includes furniture and fixtures, and 1 to 25 years for intangible assets.

        In valuing acquired assets and assumed liabilities, fair values were based on, but not limited to: future expected discounted cash flows for trade names and customer relationships; current replacement costs for similar capacity and obsolescence for certain fixed assets and inventory; and comparable market rates for contractual obligations, including real estate and liabilities. During the fourth quarter of 2007, we completed a valuation analysis of the assets and liabilities acquired from Elk, and we

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

expect to finalize our purchase price allocation during the first quarter of 2008. Based on the completion of our valuation analysis at December 31, 2007, we recorded $590.4 million of goodwill (see Note 6 to the Consolidated Financial Statements) and $207.6 million of intangible assets, net of amortization of $6.8 million (see Note 7 to the Consolidated Financial Statements), related to the acquisition of Elk. The operating results of the Elk acquisition are included in our results of operations from the date of acquisition.

        The following unaudited pro-forma consolidated results of operations assume the acquisition of Elk was completed as of January 1st for each of the years presented below:

	Year Ended December 31,
	2007	2006
	(Millions)
Net sales	$2,383.8	$2,865.4

Income (loss) before interest and income taxes	$(54.7)	$195.4

Net income (loss)	$(160.2)	$21.9

        The unaudited pro-forma consolidated results of operations for the year ended December 31, 2007 include $181.0 million pre-tax ($116.6 million after-tax) of restructuring and other expenses, respectively, of which $15.1 million pre-tax ($9.7 million after-tax) was included as a reduction of net sales due to restructuring-related sales discounts and $24.3 million pre-tax ($15.7 million after-tax) was included in cost of products sold, respectively, related to the acquisition of Elk. In addition, the unaudited pro-forma consolidated results of operations for the year ended December 31, 2007 above includes $13.6 million of merger-related expenses of Elk and $23.2 million of debt restructuring costs of both BMCA and Elk related to the acquisition of Elk.

        Our pro-forma results include a reduction in compensation expense related to Elk employees who were terminated due to the acquisition of Elk of $7.8 and $13.2 million for the years ended December 31, 2007 and December 31, 2006, respectively. Our pro-forma results also include a reduction in lease expense for excess lease capacity at two Elk facilities. The reduction in lease expense was computed based on the remaining lease payments discounted to present value on a straight-line basis over the applicable pro-forma period with the present value offset being recorded in interest expense. For the years ended December 31, 2007 and December 31, 2006, we recorded a reduction in lease expense of $0.5 and $2.1 million, respectively, and an increase to interest expense of $0.3 and $1.2 million, respectively.

        In addition, our pro-forma results for the years ended December 31, 2007 and December 31, 2006 include additional interest expense associated with variable rate debt instruments based on LIBOR, plus a specified fixed margin, due to the acquisition of Elk. A 1/8% change in these variable interest rates would result in a plus or minus $0.3 and $1.9 million in interest expense for the years ended December 31, 2007 and December 31, 2006, respectively.

        The following represents the fair values of assets acquired and liabilities assumed related to the acquisition of Elk as of the acquisition date of February 22, 2007, with amounts exceeding their fair value being recorded as goodwill.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

FAIR VALUES OF ASSETS ACQUIRED AND LIABILITIES ASSUMED
RELATED TO THE ACQUISITION OF ELK
FEBRUARY 22, 2007
(Thousands)

Fair Value
February 22, 2007
Current assets	$269,632
Property, plant and equipment, net	304,408
Goodwill	590,406
Intangible assets	214,420
Other noncurrent assets	34,411

Total assets acquired	$1,413,277

Current liabilities	$106,297
Long-term debt	178,872
Deferred income tax liabilities	139,597
Other long-term liabilities	43,115

Net assets acquired	$945,396

        Pro-forma data may not be indicative of the results that would have been achieved had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

        During the second quarter of 2007, we initiated a restructuring plan, which we refer to as the 2007 Restructuring Plan, which was formulated in connection with the February 22, 2007 acquisition of Elk. See Restructuring and Other Expenses below. In connection with the acquisition of Elk, pursuant to Emerging Issues Task Force, which we refer to as EITF, No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination," which we refer to as EITF No. 95-3, we have identified $8.4 million in purchase accounting adjustments, which relate to employee severance payments to former Elk employees and lease termination expenses. As of December 31, 2007, we paid $2.5 million of employee severance costs and $0.6 million of lease termination costs. We expect to make approximately $5.3 million of lease termination payments through 2019. Our employee severance payments included the termination of approximately 125 Elk employees, including certain management level positions, in the manufacturing and selling and administrative functional areas.

  Restructuring and Other Expenses

        The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the acquisition of Elk and to reduce our current cost structure. The 2007 Restructuring Plan is expected to be fully implemented by the end of our first quarter of 2008. We account for our restructuring activities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which we refer to as SFAS No. 146, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and EITF No. 96-9 "Classification of Inventory Markdowns and Other Costs Associated with Restructuring" which we refer to as EITF No. 96-9.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

        In connection with the acquisition of Elk, we identified approximately $191.9 million in restructuring and other expenses, of which $97.0 million relates to property, plant and equipment write-downs at certain of our existing manufacturing facilities and $25.1 million of plant closing expenses. The plants included were Erie, Pennsylvania; Stockton, California; Hollister, California; Millis, Massachusetts; Mobile, Alabama; Dallas, Texas; Port Arthur, Texas; Goldsboro, North Carolina and Quakertown, Pennsylvania. Restructuring and other expenses also include $2.0 million in employee severance payments and $67.8 million in integration-related expenses, which primarily consist of $24.3 million of inventory-related write-downs, $15.1 million of restructuring-related sales discounts, $1.4 million of lease termination expenses and $27.0 million of other integration expenses. We recorded $181.0 million of the aforementioned restructuring and other expenses as of December 31, 2007, of which $15.1 million was reflected as a reduction in net sales due to restructuring-related sales discounts, $24.3 million was charged to cost of products sold and $141.6 million was charged to restructuring and other expenses in our statement of operations. We expect to incur the remaining $10.9 million of identified restructuring and other expenses and make the remaining cash payments related to our accrual by the end of our first quarter in 2008.

        Our employee severance payments included the termination of approximately 85 BMCA employees, including certain management positions, in the manufacturing and selling and administrative functional areas.

        The table below details our restructuring and other expense accruals and the charges made against these accruals during 2007:

Restructuring and Other Expenses	PP&E Write-Down	Plant Closing Expenses	Employee Severance Payments	Integration Expenses	Total
	(Thousands)
Beginning balance, as of December 31, 2006	$—	$—	$—	$—	$—
Accrued costs recognized due to the acquisition of Elk	97,007	21,474	2,000	60,531	181,012
Cash payments	—	(17,024)	(2,000)	(45,689)	(64,713)
Amount charged to property, plant and equipment for asset write-down	(97,007)	—	—	—	(97,007)
Amount charged to write-off inventory	—	(1,545)	—	(3,021)	(4,566)
Non-cash items	—	—	—	(876)	(876)

Ending balance, as of December 31, 2007	$—	$2,905	$—	$10,945	$13,850

  Debt Instruments, Financial Covenants and Restrictions

        On February 22, 2007, BMCA and the Purchasers entered into senior secured credit facilities consisting of a $975.0 million Term Loan, a $600.0 million Senior Secured Revolving Credit Facility and a $325.0 million Bridge Loan Facility, which we refer to as the Bridge Loan, which was subsequently replaced by a $325.0 million Junior Lien Term Loan. We refer to these facilities collectively as the "Senior Secured Credit Facilities".

        The initial borrowings under the Senior Secured Credit Facilities were used to (i) pay for shares tendered by Elk shareholders in an equity tender offer, (ii) repay amounts outstanding under BMCA's

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Old Senior Secured Revolving Credit Facility, (iii) make payments in connection with the completion by BMCA and Building Materials Manufacturing Corporation, which we refer to as BMMC, of the tender offer and consent solicitation for their 2007 Notes, (iv) make payments in connection with the completion by BMCA of its previously announced tender offer and consent solicitation for its outstanding 2008 Notes, (v) pay for transaction fees and expenses incurred in connection with each of the foregoing transactions and (vi) repay all of the existing Elk senior note debt.

        The Senior Secured Revolving Credit Facility, which has a maturity date of February 22, 2012, replaced our $450.0 million Old Senior Secured Revolving Credit Facility, which would have expired in September 2011. All amounts outstanding under the Senior Secured Revolving Credit Facility are secured by a first priority perfected security interest in all receivables, inventory, precious metals, deposit accounts and other current assets of BMCA and its domestic subsidiaries and all proceeds thereof, which we refer to as the Senior Secured Revolving Credit Facility Collateral.

        Credit availability under the Senior Secured Revolving Credit Facility is based upon eligible accounts receivable, inventory and precious metals used in the production of inventory, as defined, and includes a sub-limit for letters of credit of $150.0 million. Loans under the Senior Secured Revolving Credit Facility bear interest at a variable rate based upon either the Base Rate or the Eurodollar Rate as defined in the Senior Secured Revolving Credit Facility, at the borrowers' option, plus a specified margin in each case. These interest rates are recalculated periodically based on changes in the Base Rate or Eurodollar Rate and also based on an availability-based pricing grid. The Senior Secured Revolving Credit Facility requires us to pay unused commitment fees. The Senior Secured Revolving Credit Facility provides for optional reductions by us in the overall $600.0 million commitment, under certain conditions and provides for optional and mandatory pre-payments of borrowings outstanding under the Senior Secured Revolving Credit Facility, subject to certain conditions. The Senior Secured Revolving Credit Facility also provides the borrowers with the ability to increase the size of the facility by up to $350.0 million, depending on the ability to obtain commitments from lenders and meeting specified conditions.

        Under the terms of the Senior Secured Revolving Credit Facility, the borrowers are subject to an interest coverage ratio financial covenant when liquidity falls below a specified threshold. In addition, the borrowers are required to comply with other customary covenants and various restrictive covenants, including those with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations, and making certain investments. In the event of a change of control of BMCA, as defined, the Senior Secured Revolving Credit Facility could be accelerated by the holders of that indebtedness.

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

        Amounts due under the Term Loan bear interest at a variable rate based upon either the base rate or Eurodollar rate, as defined in the Term Loan, at the borrowers' option, plus a specified margin in each case. These interest rates are recalculated periodically based on changes in the base rate and Eurodollar rate, if applicable. The Term Loan provides for optional and mandatory pre-payments under

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

certain conditions and also provides the borrowers with the ability to increase the size of the facility by up to $250.0 million (less any increase in the Senior Secured Revolving Credit Facility in excess of $100.0 million), depending on the ability to obtain commitments from lenders and meeting specified conditions.

        Under the terms of the Term Loan, the borrowers are subject to an interest coverage ratio financial covenant, as defined, and a leverage ratio financial covenant, as defined, and BMCA must comply with each of these covenants starting as of the end of BMCA's second fiscal quarter in 2008. In addition, the borrowers are also required to comply with various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations, and making certain investments. In the event of a change of control of BMCA, as defined, the maturity date of the Term Loan could be accelerated by the holders of that indebtedness.

        The Bridge Loan was amended and restated on March 15, 2007, and redesignated as the Junior Lien Term Loan. The Junior Lien Term Loan matures on September 15, 2014. All amounts outstanding under the Junior Lien Term Loan are secured by (i) a second priority perfected security interest in the Term Loan Collateral and (ii) a third priority perfected security interest in the Senior Secured Revolving Credit Facility Collateral. Loans under the Junior Lien Term Loan bear interest at a variable rate based upon either the base rate or Eurodollar rate, as defined in the Junior Lien Term Loan at the borrowers' option, plus a specified margin in each case. These interest rates are recalculated periodically based on changes in the base rate or Eurodollar rate, as applicable. The Junior Lien Term Loan provides for optional and mandatory prepayments under certain conditions.

        Under the terms of the Junior Lien Term Loan, the borrowers are subject to a leverage ratio financial covenant, as defined, which will need to be complied with starting as of the end of BMCA's second fiscal quarter in 2008. The borrowers are also required to comply with various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations and making certain investments. In the event of a change of control of BMCA, as defined, the maturity date of the Junior Lien Term Loan could be accelerated by the holders of that indebtedness.

        On February 22, 2007, BMCA repurchased approximately $97.5 million, or 97.5%, of the aggregate $100.0 million principal amount outstanding of the 2007 Notes and $150.1 million, or 96.9%, of the aggregate $155.0 million principal amount outstanding of the 2008 Notes. In connection with the completion of the tender offer for the 2007 Notes and the 2008 Notes in February 2007, substantially all of the covenants included in the indentures governing the 2007 Notes and 2008 Notes were eliminated. On October 15, 2007, we redeemed all of our remaining $2.5 million outstanding 2007 Notes, including accrued and unpaid interest on such notes through the date of redemption.

        On March 26, 2007, we repurchased all of Elk's then outstanding $25.0 million in aggregate principal amount of 4.69% Senior Notes due 2007, $60.0 million in aggregate principal amount of 6.99% Senior Notes due 2009, $60.0 million in aggregate principal amount of 7.49% Senior Notes due 2012 and $50.0 million in aggregate principal amount of 6.28% Senior Notes due 2014.

        In December 2007, we consummated a $30.0 and $15.0 million sale-leaseback, of certain machinery and equipment located at our Baltimore, Maryland and Gainesville, Texas manufacturing facilities,

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

respectively, which were accounted for as capital leases, as according to SFAS No. 13 "Accounting for Leases", which we refer to as SFAS No. 13. The sale of the Baltimore machinery and equipment resulted in a deferred gain of $24.7 million, which will be amortized over the life of the lease term. The Baltimore and Gainesville lease terms extend through December 2015 and December 2014, respectively, with early buyout options in September 2012 and December 2013, respectively.

        In December 2007, we also consummated lease extensions of our original operating leases of certain machinery and equipment located at our Michigan City, Indiana and Shafter, California manufacturing facilities, respectively, which were accounted for as capital leases, as according to SFAS No. 13. The Michigan City and Shafter lease terms extend through September 2016 and December 2015, respectively, with early purchase options in September 2014 and September 2012, respectively.

        In 2006, we repurchased and retired $6.3 million of industrial revenue bond certificates issued by us in 1990 with respect to the Fontana, California Industrial Revenue Development Bond. We have two remaining industrial development revenue bond issues outstanding, which bear interest at floating rates. Interest rates on the foregoing obligations ranged between 3.1% and 4.3% during 2007. Our industrial development revenue bonds are secured by letters of credit under the Senior Secured Revolving Credit Facility.

        In July 2004, we issued $200.0 million in aggregate principal amount of 7 3/4% Senior Notes due 2014, with an additional $50.0 million in aggregate principal amount of 7 3/4% Senior Notes due 2014 issued in November 2004, collectively the 2014 Notes. The additional 2014 Notes were issued under an indenture dated July 2004, pursuant to which we previously issued our original $200.0 million of 7 3/4% Senior Notes due 2014. These additional 2014 Notes rank equally with and formed a part of a single series with such original 2014 Notes and have the same terms and conditions. The net proceeds from the issuance of the 2014 Notes, after deducting the initial purchasers discounts, commission and offering expenses and including the addition of the applicable premium on the 2014 Notes issued in November 2004 were approximately $246.5 million. The premium of approximately $0.9 million is included in long-term debt and will be amortized over the life of the 2014 Notes.

        Under the terms and conditions of the 2014 Notes, the noteholders have the right under the indentures governing such notes to require us to purchase the 2014 Notes at a price of 101% of the principal amount thereof, plus any accrued and unpaid interest, in the event of a change in control, as defined in the 2014 Notes. Upon the expiration of this right, we would have the option to purchase the 2014 Notes at a purchase price equal to 100% of the aggregate principal amount, plus the applicable premium, as defined in the 2014 Notes, together with any accrued and unpaid interest. We also have the option to redeem some or all of the 2014 Notes beginning on August 1, 2009 through August 1, 2012, at specified redemption premiums, as defined in the 2014 Notes. Our 2008 Notes and 2014 Notes, collectively, the Senior Notes, are secured by a first-priority lien on the Term Loan Collateral and a second-priority lien on the Senior Secured Revolving Credit Facility Collateral, in each case, having equal priority with the lien securing our obligations under the Term Loan.

        In July 2003, we entered into a $19.7 million secured loan, which we refer to as the Chester Loan, with the proceeds being used to repay a $19.7 million obligation associated with an early buyout option on a previously transacted capital lease on certain machinery and equipment at our Chester, South Carolina facility. The Chester Loan is secured by a sole security interest in the machinery and equipment, matures in 2010, requires monthly payments of principal and interest commencing in August 2003 and bears a fixed annual interest rate of 7.41%.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

        As of December 31, 2007, after giving effect to the most restrictive of the aforementioned restrictions, we could have paid dividends or made other restricted payments to our parent corporation. In addition, at December 31, 2007, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions as outlined in the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes.

        As of December 31, 2007, we had total outstanding consolidated indebtedness of $1,806.9 million, which amount includes $52.8 million of demand loans to our parent corporation and $24.6 million that matures prior to December 31, 2007. Our total outstanding consolidated indebtedness also includes $122.0 million of borrowings outstanding under our Senior Secured Revolving Credit Facility. We anticipate funding these obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility.

        As of December 31, 2007, we were in compliance with all covenants under the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the indentures governing the Senior Notes. As of December 31, 2007, the net book value of the collateral securing the Senior Secured Revolving Credit Facility Collateral and the Term Loan Collateral was $649.4 and $1,681.2 million, respectively.

        At December 31, 2007, we had outstanding letters of credit of approximately $56.0 million, which includes approximately $11.1 million of standby letters of credit related to certain obligations of G-I Holdings. During 2007, we paid $0.2 million as a distribution to our indirect parent corporation related to previously outstanding standby letters of credit.

        See Note 13 to the Consolidated Financial Statements for further information regarding our Long-Term Debt.

  Intercompany Transactions

        We make loans to and borrow from, our parent corporations from time to time at rates ranging from 7.3% to 8.3% in 2007. At December 31, 2007 and 2006, BMCA Holdings Corporation owed us $56.2 and $56.0 million, including interest of $1.0 and $0.8 million, respectively; and we owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively, with no unpaid interest. Interest income on our loans to BMCA Holdings Corporation amounted to $5.0, $4.9 and $4.0 million in 2007, 2006 and 2005, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $4.8, $4.7 and $3.8 million in 2007, 2006 and 2005, respectively. Loans payable to/receivable from our parent corporations are due on demand and provide each party with the right to offset of its related obligation to the other party and are subject to limitations as outlined in our Senior Secured Revolving Credit Facility, our Term Loan, our Junior Lien Term Loan and our Senior Notes. Under the terms of our Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes at December 31, 2007, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions.

        We also make non-interest bearing advances to affiliates, of which no amounts were outstanding at December 31, 2007. In addition, we did not enter into any borrowing or lending activities with other affiliates. See Note 19 to the Consolidated Financial Statements.

        In 2007 we did not declare or pay a cash dividend to our parent corporation. On December 29, 2006, we declared and paid a cash dividend, amounting to $15.0 million to our parent corporation.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

        During the years ended December 31, 2007 and December 31, 2006 we paid $0 and $24.1 million, respectively, in federal income tax payments to our parent corporation pursuant to the Tax Sharing Agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

        On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to asbestos claims. See Item 3, "Legal Proceedings" for further information regarding asbestos-related matters. See Note 8 to the Consolidated Financial Statements.

        Our parent corporations, G-I Holdings and BMCA Holdings Corporation, are essentially holding companies without independent businesses or operations. As a result, they are presently dependent upon the earnings and cash flows of their subsidiaries, principally our company, in order to satisfy their obligations, including various tax and other claims and liabilities including tax liabilities relating to Rhône-Poulenc Surfactants & Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. We do not believe that the dependence of our parent corporations on the cash flows of their subsidiaries should have a material adverse effect on our operations, liquidity or capital resources. See Notes 8, 10, 13, 19 and 20 to the Consolidated Financial Statements.

        We purchase a substantial portion of our headlap roofing granules, colored roofing granules and algae-resistant granules under a long-term requirements contract with ISP Minerals Inc., which we refer to as ISP Minerals, our affiliate and an affiliate of International Specialty Products Inc., which is also our affiliate. We refer to International Specialty Products Inc. and its subsidiaries as ISP. In 2007, 2006 and 2005, we purchased in the aggregate approximately $106.3, $102.3 and $108.3 million, respectively, of roofing granules from ISP Minerals. The amount payable to ISP Minerals at December 31, 2007 and 2006 for such purchases was $15.1 and $5.2 million, respectively, and is included in payable to related parties in the consolidated balance sheets. We believe our long-term supply requirements contract with ISP Minerals, taken as a whole, is no less favorable to us than could be obtained from an unaffiliated third party.

        Pursuant to a management agreement, a subsidiary of ISP provides certain general management, administrative, legal and facilities services to us, including the use of our headquarters in Wayne, New Jersey. Charges to us by ISP for these services under the management agreement, inclusive of the services provided to G-I Holdings, discussed below, aggregated $6.7, $6.1 and $5.8 million for 2007, 2006 and 2005, respectively. These charges consist of management fees and other reimbursable expenses attributable to us, or incurred by ISP for the benefit of us. The amount payable to ISP for management fees as of December 31, 2007 and 2006 was $0.5 and $0.4 million, respectively, and is included in payable to related parties in the consolidated balance sheets. The management agreement also provides that we are responsible for providing management services to G-I Holdings and certain of its subsidiaries and that G-I Holdings pay to us a management fee for these services. The aggregate amount paid by G-I Holdings to us for services rendered under the management agreement in 2007, 2006 and 2005 was approximately $0.8, $0.9 and $0.8 million, respectively. We also allocate a portion of the management fees payable by us under the management agreement as lease payments for the use of our headquarters.

        As of December 31, 2007 and 2006, we included on our consolidated balance sheet a tax receivable from parent corporation of $10.0 and $9.1 million, representing amounts paid in excess of amounts due to G-I Holdings with respect to 2006 under the Tax Sharing Agreement. See Note 10 to the Consolidated Financial Statements.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

  Capital Expenditures

        We use capital resources to maintain existing facilities, expand our operations and make acquisitions. In 2008, we expect to spend approximately $79.8 million on maintenance and compliance and expansion capital. We expect to generate funding for our capital programs from results of operations and additional borrowings under our Senior Secured Revolving Credit Facility.

  Property Dispositions

        In June 2005, we sold property in Houston, Texas for cash proceeds of approximately $4.1 million, which approximated carrying value.

        As a result of the factors described above related to 2007, cash and cash equivalents decreased by $1.5 million during 2007 to $6.3 million.

  Economic Outlook

        We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

        The prices of energy and crude oil continued to rise in 2007 reaching record high levels, however the price of asphalt and other petroleum-based raw materials remained flat, although remaining at high historical levels. Due to the strength of our manufacturing operations which allows us to use many types of asphalt together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard. We will attempt to pass on future cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

  Contractual Obligations and Commercial Commitments

        At December 31, 2007, the table below summarizes our significant contractual obligations and commercial commitments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Long-term Debt(1)	$1,754.0	$24.7	$40.3	$163.8	$1,525.2
Purchase Obligations(2)	142.9	98.6	44.3	—	—
Operating Leases	104.0	22.0	34.2	21.8	26.0
Interest Expense(3)	757.8	125.6	250.3	232.5	149.4

Total	$2,758.7	$270.9	$369.1	$418.1	$1,700.6

(1)
Our long-term debt obligations include our capital leases related to our Michigan City, Indiana; Shafter, California; Baltimore, Maryland; and Gainesville, Texas manufacturing facilities.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

(2)
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

(3)
Interest rates on our $325.0 million Junior Lien Term Loan and our $975.0 million Term Loan are at variable rates. We have utilized an expected rate of LIBOR (3.00%) plus a specified fixed rate (2.75%) as of December 31, 2007, for purposes of estimating our interest expense on the Term Loan throughout the duration of the loan and an expected rate of LIBOR (3.00%) plus a specified fixed rate of (5.75%) as of December 31, 2007, for purposes of estimating our interest expense on the Junior Lien Term Loan throughout the duration of the loan. In 2007, we entered into multiple five-year fixed income interest rate swap contracts as hedging instruments against our variable rate Term Loan. Interest expense related to the swaps is included in the table above. At December 31, 2007, we had $122.0 million of long-term debt related to our Senior Secured Revolving Credit Facility. Interest expense on this variable rate facility is not included in the above table as it cannot be reasonably estimated due to daily fluctuations in the principal amount of this debt facility. A 1/8% change in LIBOR due to changes in the prevailing market rates would result in a plus or minus $5.2 million adjustment to our interest expense over the life of our variable rate debt in the table above.

        We also have a management agreement with ISP Management Company Inc., a subsidiary of International Specialty Products, Inc., which we refer to as the ISP Management Agreement, to provide us with certain management services. The management fees payable under the ISP Management Agreement are adjusted annually. Based on services provided to us in 2007 under the ISP Management Agreement, the aggregate amount payable to ISP under the ISP Management Agreement for 2008 inclusive of the services provided to G-I Holdings, is not yet available, however it is estimated to be consistent, after adjusting for inflationary factors, with the $6.7 million paid in 2007. For a further discussion on the ISP Management Agreement reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Intercompany Transactions."

        We purchase a substantial portion of our headlap roofing granules, colored roofing granules and algae-resistant granules under a long-term requirements contract with ISP Minerals. The amount of roofing granules purchased each year under the ISP Minerals contract is based on current demand and is not subject to minimum purchase requirements. Since the total annual amount of roofing granules expected to be purchased cannot be determined at this time, no amount is included in the above table related to this contract. In 2007, 2006 and 2005, we purchased $106.3, $102.3 and $108.3 million, respectively, of roofing granules from ISP Minerals under this contract.

        At December 31, 2007, we have contractual guarantees and commitments as follows:

	Expiration per period
Contractual Guarantees and Commitments	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Letters of Credit	$56.0	$56.0	$—	$—	$—

Total	$56.0	$56.0	$—	$—	$—

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

        At December 31, 2007, letters of credit of $56.0 million, of which are all standby letters of credit, are irrevocable obligations of an issuing bank. These letters of credit are guaranteed by us.

  Other Obligations

        At December 31, 2007, we have other obligations as follows:

Other Obligations	2007 Actual Spending	2008 Projected Spending
	(Millions)
Environmental Matters	$0.4	$1.0
Pension and Other Benefits	0.9	1.5

Total	$1.3	$2.5

        Our expenditures for environmental compliance capital projects were $0.4 and $1.0 million in 2007 and 2006, respectively. We anticipate that environmental regulations will continue to be imposed on the roofing industry. Although we cannot predict with certainty environmental expenditures beyond 2007, management believes the estimation in the table above is adequate.

        Our policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. In 2007 we made pension contributions of $0.8 million. In 2006, we did not make any pension contributions. In 2008, based on current actuarial data, we expect to make a pension contribution of $1.3 million. Actual contributions in 2008 and future years may vary based on a number of factors including prevailing interest rates and return on plan assets.

        Spending associated with other benefit plans, primarily retiree medical and life insurance and long-term disability, amounted to $0.1 and $0.2 million in 2007 and 2006, respectively. We expect spending to continue at comparable levels in 2008.

  Available Sources of Liquidity

        At December 31, 2007, we have available sources of liquidity, net of amounts used, as follows:

	Expiration per period
Available Sources of Liquidity	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Unused Lines of Credit	$210.4	$—	$—	$210.4	$—

Total	$210.4	$—	$—	$210.4	$—

        We have a new $600.0 million Senior Secured Revolving Credit Facility, of which $56.0 million of letters of credit were used at December 31, 2007. Available sources of liquidity consisted of $210.4 million of unused lines of credit at December 31, 2007, subject to the borrowing base availability as defined in the Senior Secured Revolving Credit Facility.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

  New Accounting Pronouncements

        In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" which we refer to as FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48," which we refer to as FSP FIN 48-1, which amended FIN 48 to provide guidance on how a reporting entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position will be considered effectively settled and any previously unrecognized tax benefits should be recognized based on the terms of settlement if (a) the taxing authority has completed its examination, including all appeals, (b) the reporting entity does not intend to appeal or litigate any aspect of the tax position; and (c) based on the taxing authority's policies and practices, the reporting entity considers it remote that the taxing authority will re-examine the tax position. We adopted the provisions of FIN 48 as of January 1, 2007 in a manner that is consistent with the provisions of FSP FIN 48-1, and as a result of the adoption, we reviewed certain tax positions and determined that we did not need to recognize any material adjustments to our accruals for uncertain tax positions. See Note 10 to the Consolidated Financial Statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which we refer to as SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, which we refer to as FSP, 157-2 "Partial Deferral of the Effective Date of Statement 157," which we refer to as FSP 157-2, which excludes SFAS No. 13, "Accounting for Leases," defers certain non-financial assets and non-financial liabilities and further clarifies the principles in SFAS No. 157 on the fair value measurement of liabilities. The FSP defers the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We will adopt the provisions of SFAS No. 157 for all other items not deferred beginning in the first quarter of 2008 and do not expect the adoption of SFAS No. 157 and FSP 157-2 to have a material effect on our consolidated financial statements.

        In September 2006, the FASB issued FSP, AUG AIR-1 "Accounting for Planned Major Maintenance Activities," which we refer to as FSP AUG AIR-1, which prohibits the use of the accrue-in-advance method of accounting in annual and interim financial reporting periods for planned major maintenance activities. Prior to FSP AUG AIR-1, companies could recognize planned major maintenance costs by accruing a liability over several reporting periods before the maintenance was performed. FSP AUG AIR-1 still allows the direct expense, built-in-overhaul and deferral methods of accounting as acceptable; however, it does mandate that companies apply the same method of accounting in both interim and annual financial reporting periods and that the method be retrospectively applied if applicable. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FSP AUG AIR-1 in our first quarter of 2007. FSP AUG AIR-1 has not had a material effect on our consolidated financial statements.

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115," which we refer to as SFAS No. 159, which permits entities to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the "fair value option," will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting provisions of SFAS No. 133 to achieve similar results. SFAS No. 159 applies to all entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is expected to expand the use of fair value measurements for financial instruments. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Retrospective application is not permitted. We may adopt the provisions of SFAS No. 159 beginning in our first quarter of 2008 and therefore, have not yet determined the effect, if any, the adoption of SFAS No. 159 will have on our results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations," which we refer to as SFAS No. 141R, which provides revised guidance on how an acquiring company should recognize and measure the identifiable assets acquired, liabilities assumed, any noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands the required disclosures related to the nature and financial statement effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for business combinations completed in fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141R during our fiscal year ending December 31, 2009 and, therefore, have not determined the effect, if any, the adoption of SFAS No. 141R will have on our results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which we refer to as SFAS No. 160. SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than us (minority interests) be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. Any changes in the parent's ownership interests are required to be accounted for in a consistent manner as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008, however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We will adopt SFAS No. 160 in our fiscal year ending December 31, 2009. However, we do not expect the adoption of SFAS No. 160 to have any impact on our results of operations or financial position because we do not have any noncontrolling interests.

  Market-Sensitive Instruments and Risk Management

        Under the terms of the Senior Secured Revolving Credit Facility, we are only permitted to enter into investments in highly-rated commercial paper, U.S. government-backed securities, certain time deposits and hedging arrangements that protect against or mitigate the effect of fluctuations in interest rates on variable interest rate debt, foreign exchange rates or prices of commodities used in our business. In 2007, BMCA entered into fixed income interest rate swaps and treasury locks, respectively, to hedge against fluctuations in the variable interest rate of our $975.0 million Term Loan. See

BUILDING MATERIALS CORPORATION OF AMERICA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

"Market-Sensitive Instruments" caption included in Note 2 and also see Note 14 to the Consolidated Financial Statements.

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

BUILDING MATERIALS CORPORATION OF AMERICA

SELECTED FINANCIAL DATA

        The following table presents our selected consolidated financial data. The selected historical consolidated financial data for the five fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003 are derived from our audited consolidated financial statements. See Note 19 to the Consolidated Financial Statements for cash dividends paid to parent corporation.

	Year Ended December 31,
	2007(1)		2006	2005	2004	2003
	(Millions)
Operating Data:
Net sales	$2,310.1	*	$1,969.2	$1,955.8	$1,773.4	$1,607.8
Income (loss) before interest and income taxes	(27.4)	**	124.8	160.6	150.2	130.4	**
Interest expense	181.4	***	61.5	62.3	62.7	56.7
Income (loss) before income taxes	(208.8)		63.3	98.3	87.5	73.7
Net income (loss)	(134.5)		38.7	61.0	54.9	47.2

*
Net sales in 2007 reflected a $15.1 million reduction due to restructuring-related sales discounts.

**
The loss before interest and income taxes for the year ended December 31, 2007 includes a $4.5 million gain on the sale of assets related to precious metals at our Nashville, Tennessee manufacturing facility and $181.0 million in restructuring and other expenses related to the acquisition of ElkCorp ("Elk"), of which $15.1 million is reflected as a reduction in net sales and $24.3 million is included in cost of products sold. Income before interest and income taxes for the year ended December 31, 2003 includes a $5.7 million gain on the sale of assets and a $3.8 million loss on the write-down of manufacturing facility assets.

***
Interest expense for the year ended December 31, 2007 includes $23.2 million of debt restructuring charges related to refinancings due to the acquisition of Elk and an additional $3.5 million of interest expense of Elk from February 22, 2007 ("date of acquisition").

	December 31,
	2007(1)	2006	2005	2004	2003
	(Millions)
Balance Sheet Data:
Total working capital	$232.7	$123.0	$191.7	$157.7	$140.9
Goodwill	655.2	64.8	67.1	63.3	63.3
Total assets	2,274.4	1,029.8	1,004.3	1,065.5	808.0
Long-term debt less current maturities	1,729.4	484.4	533.5	536.0	545.7
Total stockholders' equity (deficit)	(96.3)	62.2	43.0	(2.7)	(42.1)

	Year Ended December 31,
	2007(1)	2006	2005	2004	2003
	(Millions)
Other Data:
Depreciation	$69.0	$49.3	$45.1	$43.9	$39.4
Intangible asset amortization	6.8	—	—	—	—
Software amortization	3.4	3.0	2.7	2.7	2.1
Acquisition of Elk, net of cash acquired of $0.1 million	945.3	—	—	—	—
Capital expenditures and acquisitions	84.5	87.5	65.1	67.2	43.3

(1)
The selected consolidated financial data for the fiscal year ended December 31, 2007 included Elk from the date of acquisition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Building Materials Corporation of America:

        We have audited the accompanying consolidated balance sheets of Building Materials Corporation of America and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and shareholders' equity (deficit) for the years then ended. Our audits also included the December 31, 2007 and 2006 financial statement Schedule II included on page S-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Building Materials Corporation of America and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Notes 2 and 20 to the consolidated financial statements, during the fourth quarter of 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements." In accordance with the transition provisions of SAB No. 108, the Company recorded a $9.3 million cumulative decrease, net of tax of $5.7 million, to retained earnings as of January 1, 2006. As discussed in Notes 2 and 11 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 151, "Inventory Costs."

Ernst & Young LLP

New York, New York
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Building Materials Corporation of America:

        We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Building Materials Corporation of America and subsidiaries for the year ended December 31, 2005. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule II for the year ended December 31, 2005 on page S-1. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Building Materials Corporation of America and subsidiaries for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule for the year ended December 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Short Hills, New Jersey
March 29, 2006

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(Thousands)
Net sales	$2,310,073	$1,969,170	$1,955,785

Costs and expenses, net:
Cost of products sold	1,695,584	1,396,376	1,359,593
Selling, general and administrative	496,216	447,655	431,377
Amortization of intangible assets	6,785	—	—
Restructuring and other expenses	141,643	—	—
Other (income) expense, net	(2,755)	282	4,164

Total costs and expenses, net	2,337,473	1,844,313	1,795,134

Income (loss) before interest and income taxes	(27,400)	124,857	160,651
Interest expense	(181,438)	(61,509)	(62,304)

Income (loss) before income taxes	(208,838)	63,348	98,347
Income tax (expense) benefit	74,312	(24,598)	(37,357)

Net income (loss)	$(134,526)	$38,750	$60,990

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2007	2006
	(Thousands)
Assets
Current Assets:
Cash and cash equivalents	$6,324	$7,777
Accounts receivable, trade, net	210,857	190,859
Accounts receivable, other	10,792	5,599
Income tax receivable	11,968	—
Income tax receivable from parent corporation	10,016	9,132
Inventories, net	316,912	238,709
Deferred income tax assets	38,017	21,710
Other current assets	13,698	12,209

Total Current Assets	618,584	485,995
Property, plant and equipment, net	672,813	411,729
Goodwill	655,200	64,794
Intangible assets, net	207,635	—
Other noncurrent assets	120,159	67,323

Total Assets	$2,274,391	$1,029,841

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt	$24,630	$102,918
Accounts payable	142,250	90,951
Payable to related parties	16,133	5,952
Loans payable to parent corporation	52,840	52,840
Accrued liabilities	135,976	101,382
Product warranty claims	13,500	9,000
Discontinued operations—current liabilities	560	—

Total Current Liabilities	385,889	363,043

Long-term debt	1,729,395	484,406

Product warranty claims	31,224	17,972

Deferred income tax liabilities	60,869	39,551

Other liabilities	163,332	62,664

Commitments and Contingencies—Note 20
Stockholders' Equity (Deficit):
Series A Cumulative Redeemable Convertible Preferred Stock, $.01 par value per share; 400,000 shares authorized; no shares issued	—	—
Class A Common Stock, $.001 par value per share; 1,300,000 shares authorized; 1,015,010 shares issued and outstanding; 0 shares issued in 2007 and 2006	1	1
Class B Common Stock, $.001 par value per share; 100,000 shares authorized; 0 shares issued and outstanding in 2007 and 2006	—	—
Loans receivable from parent corporation	(56,224)	(56,031)
Retained earnings (accumulated deficit)	(16,496)	118,201
Accumulated other comprehensive income (loss)	(23,599)	34

Total Stockholders' Equity (Deficit)	(96,318)	62,205

Total Liabilities and Stockholders' Equity (Deficit)	$2,274,391	$1,029,841

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Thousands)
Cash and cash equivalents, beginning of year	$7,777	$6,882	$129,482

Cash provided by operating activities:
Net income (loss)	(134,526)	38,750	60,990
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of assets	(4,453)	—	—
Depreciation	69,006	49,321	45,110
Amortization of intangible and other assets	10,242	2,993	2,687
Restructuring and other expenses	181,012	—	—
Deferred income taxes	(80,635)	2,770	16,232
Noncash interest charges	9,449	4,596	5,485
(Increase) decrease in working capital items	55,363	(7,148)	(29,473)
Increase (decrease) in product warranty claims	877	(825)	(911)
Increase in other assets	(6,377)	(11,964)	(8,450)
Increase in other liabilities	7,758	7,651	2,305
Change in net receivable from/payable to related parties/parent corporations	9,297	(14,463)	(5,617)
Other, net	1,179	872	1,312

Net cash provided by operating activities	118,192	72,553	89,670

Cash used in investing activities:
Acquisition of ElkCorp, net of cash acquired of $0.1 million	(945,295)	—	—
Capital expenditures and acquisitions	(84,511)	(87,450)	(65,060)
Proceeds from sale of assets	6,755	—	4,717

Net cash used in investing activities	(1,023,051)	(87,450)	(60,343)

Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	2,457,749	824,000	553,000
Purchase of industrial development revenue bond certificates issued by the Company	—	(6,325)	—
Repayments of long-term debt	(1,557,599)	(783,948)	(688,902)
Proceeds from sale-leasebacks	45,000	—	—
Settlement of treasury lock hedges	(4,896)	—	—
Distributions to parent corporation	(171)	(521)	(47)
Dividends to parent corporation	—	(15,000)	(15,000)
Loan to parent corporation	(193)	(191)	(149)
Financing fees and expenses	(36,484)	(2,223)	(829)

Net cash provided by (used in) financing activities	903,406	15,792	(151,927)

Net change in cash and cash equivalents	(1,453)	895	(122,600)

Cash and cash equivalents, end of year	$6,324	$7,777	$6,882

(continued on the following page)

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2007	2006	2005
	(Thousands)
Supplemental Cash Flow Information:
Effect on cash from changes in working capital items*:
(Increase) decrease in accounts receivable trade and accounts receivable other	$71,037	$79,986	$(20,928)
(Increase) decrease in inventories, net	28,905	(36,011)	(27,274)
(Increase) decrease in other current assets	9,362	6,322	(7,071)
Increase (decrease) in accounts payable	12,855	(33,970)	3,714
Increase (decrease) in accrued liabilities	(2,083)	(23,475)	22,086
Payments for restructuring and other expenses	(64,713)	—	—

Net effect on cash from (increase) decrease in working capital items	$55,363	$(7,148)	$(29,473)

Cash paid during the period for:
Interest (net of amount capitalized of $2,225, $2,704 and $1,080 in 2007, 2006 and 2005, respectively)	$139,469	$54,733	$56,226
Income taxes (including Federal income taxes paid pursuant to a Tax Sharing Agreement of $0, $24,101 and $21,953 in 2007, 2006 and 2005, respectively)	$2,532	$25,307	$23,140

*
Working capital items exclude cash and cash equivalents, income tax receivable, income tax receivable from parent corporation, deferred income tax assets, current maturities of long-term debt, product warranty claims, net receivables and loans from/payable to related parties/parent corporations and discontinued operations.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Capital Stock and Additional Paid-in Capital	Loans Receivable From Parent Corporation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Thousands)
Balance, December 31, 2004	$1	$(55,691)	$58,332	$(5,353)

Comprehensive income (loss) year-ended December 31, 2005:
Net income	—	—	60,990	—	$60,990

Other comprehensive loss, net of tax:
Minimum pension liability adjustment, net of tax of $33	—	—	—	(57)	(57)

Comprehensive income					$60,933

Distributions to parent corporation	—	—	(47)	—
Dividends to parent corporation	—	—	(15,000)	—
Loan to parent corporation	—	(149)	—	—

Balance, December 31, 2005	$1	$(55,840)	$104,275	$(5,410)

Comprehensive income (loss) year-ended December 31, 2006:
Net income	—	—	38,750	—	$38,750

Other comprehensive income (loss), net of tax:
Pension plan adjustment, net of tax of ($849)	—	—	—	1,445	1,445
Postretirement plan adjustment net of tax of ($2,348)	—	—	—	3,999	3,999

Comprehensive income					$44,194

SAB No. 108 adjustments, net of tax of $5,701	—	—	(9,303)	—
Distribution to parent corporation	—	—	(521)	—
Dividend to parent corporation	—	—	(15,000)	—
Loan to parent corporation	—	(191)	—	—

Balance, December 31, 2006	$1	$(56,031)	$118,201	$34

Comprehensive income (loss) year-ended December 31, 2007:
Net loss	—	—	(134,526)	—	$(134,526)

Other comprehensive income (loss), net of tax:
Derivative fair value adjustment interest rate swaps net of tax of $11,392	—	—	—	(18,588)	(18,588)
Derivative fair value adjustment-treasury locks, net of tax of $1,776	—	—	—	(2,896)	(2,896)
Pension plan adjustment, net of tax of $1,078	—	—	—	(1,760)	(1,760)
Postretirement plan adjustment net of tax of $238	—	—	—	(389)	(389)

Comprehensive loss					$(158,159)

Distribution to parent corporation	—	—	(171)	—
Loan to parent corporation	—	(193)	—	—

Balance, December 31, 2007	$1	$(56,224)	$(16,496)	$(23,599)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Formation of the Company

        Building Materials Corporation of America (the "Company" or "BMCA") is a leading national manufacturer and marketer of a broad line of asphalt and polymer-based roofing products and accessories for the residential and commercial roofing markets. The Company also manufactures and markets specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. See Note 18.

        The Company was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. G-I Holdings Inc. is a wholly-owned subsidiary of G Holdings Inc. ("G Holdings").

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

        On February 22, 2007, (the "date of acquisition"), a subsidiary of Building Materials Corporation of America acquired approximately 90% of the outstanding common shares of ElkCorp ("Elk") a Dallas, Texas-based manufacturer of roofing products and building materials. The remaining shares of Elk were acquired on March 26, 2007, resulting in Elk becoming an indirect wholly-owned subsidiary of BMCA. See Note 4.

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

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (Continued)

  Financial Statement Estimates

        The preparation of the Company's consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company's management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis the Company evaluates its estimates including but not limited to those related to doubtful accounts, inventory valuation, product warranty claims, extended and enhanced product warranties, environmental liabilities, the carrying value of goodwill, the carrying value of long-lived tangible and intangible assets, pensions and other post-employment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. In the opinion of management, the consolidated financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources, subject to the matters discussed in Note 20.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash on deposit and commercial paper purchased with original maturities of three months or less.

  Market Sensitive Instruments

        Under the Company's new $600.0 million Senior Secured Revolving Credit Facility (the "Senior Secured Revolving Credit Facility") the Company is limited to entering into investments in highly-rated commercial paper, U.S. government-backed securities, certain time deposits and hedging arrangements that protect against or mitigate the effect of fluctuations in interest rates on variable rate debt, foreign exchange rates or prices of commodities used in the Company's business. In 2007, the Company entered into fixed income interest rate swaps and treasury locks, respectively, to hedge against fluctuations in the variable interest rate of the Company's $975.0 million Term Loan (the "Term Loan"). See Hedging Activity in Note 2 and see Note 14.

  Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience, as well as customer operating performance and payment practices. Consequently, an adverse change in the financial condition of a particular customer could affect the Company's estimate of its bad debts. The Company reviews its allowance for doubtful accounts periodically. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (Continued)

customers. Accounts receivable are net of the allowance for doubtful accounts and the allowance for customer incentives of $68.3 and $52.3 million at December 31, 2007 and 2006, respectively.

  Inventories

        Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine the cost for certain asphalt-based products used to produce the Company's products, which the Company believes provides a more appropriate matching of revenue and expense. All other inventories are valued on the FIFO (first-in, first-out) method. The Company adjusts its inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and their estimated market value based upon assumptions related to future demand and market conditions. If actual market conditions differ from those projected by management, additional inventory adjustments may be required. Sales of inventories and their resulting receivables are included in working capital items in the consolidated statement of cash flows.

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method based on the estimated economic lives of the assets. The Company uses an economic life of 5 to 25 years for land improvements, 10 to 40 years for buildings and building equipment and 3 to 20 years for machinery and equipment, which includes furniture and fixtures. Repairs in excess of $10,000 ($5,000 in 2005) are capitalized if the repair both extends the useful life of an asset beyond its original estimated useful life and adds to the value of the asset. Interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment. Interest capitalized amounted to $2.2, $2.7 and $1.1 million for 2007, 2006 and 2005, respectively.

  Long-Lived Asset Impairment

        The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. For purposes of recognizing and measuring impairment of long-lived assets, the Company evaluates assets of its facilities because this is the lowest level of independent cash flows ascertainable to evaluate impairment. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For long-lived assets to be held and used, an impairment exists when the carrying amount of the asset exceeds the estimated undiscounted cash flows. Any resulting impairment is measured based on the fair value of the related asset. Fair value is determined based on future projected demand and estimated discounted cash flows. During the year ended December 31, 2007, the Company closed several of its manufacturing facilities, in addition to its previously closed manufacturing facilities. The closing of these manufacturing facilities in 2007 was primarily due to additional manufacturing capacity from the acquisition of Elk and reduced market demand. For the year ended December 31, 2007, the Company recognized a $97.0 million SFAS No. 144 impairment loss. See Note 5.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (Continued)

  Asset Retirement Obligations

        The Company follows the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 47 "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies how the term conditional asset retirement obligation is used in SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 applies to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company performed an asset retirement obligation analysis at December 31, 2007 and noted that no significant conditional asset retirement obligations existed.

  Goodwill

        The Company's goodwill principally arose from the acquisition of Elk, other acquisitions and from the 1989 management-led buyout of the predecessor company. The Company amortized goodwill using the straight-line method over a period of approximately 40 years prior to January 1, 2002. With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") goodwill is not amortized but is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. See Note 6.

  Intangible Assets

        The Company accounts for its intangible assets acquired in connection with the acquisition of Elk in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires disclosure of information relating to intangible assets subsequent to their acquisition that was not previously reported, which includes disclosure concerning the changes in the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and for those not subject to amortization. SFAS No. 142 also requires disclosure related to actual year-to-date intangible asset amortization expense and the estimated intangible asset amortization expense for each of the next five years. As of December 31, 2007, the Company has not recorded an impairment loss related to its intangible assets. See Note 7.

  Hedging Activity

        In connection with the Company's acquisition of Elk on February 22, 2007 and the related debt refinancings, the Company has a substantial portion of variable rate debt. In order to maintain a reasonable balance between its fixed rate debt and variable rate debt in March 2007, the Company entered into forward-starting Eurodollar rate ("LIBOR") based pay fixed income interest rate swaps related to its Term Loan. In October 2007, the Company entered into additional interest rate swaps related to its Term Loan with similar terms as the swaps the Company entered into in March 2007. In July 2007, the Company entered into treasury locks as additional hedging instruments against its Term Loan.

        The Company accounts for its hedging activity in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires a company to measure hedge effectiveness by assessing, on a quarterly basis, the historical and probable future of

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (Continued)

high correlation of changes in the fair value of the hedged item. Any ineffective portion is recorded in the Company's statement of operations. See Note 14.

  Debt Issuance Costs

        Unamortized financing fees and expenses of $37.1 and $9.9 million are included in other noncurrent assets in the consolidated balance sheets at December 31, 2007 and 2006, respectively. Unamortized financing fees and expenses in 2007 are primarily due to the Company's borrowings related to the acquisition of Elk. See Note 4. Financing fees and expenses are amortized to interest expense over the life of the related debt on a straight-line basis, which approximates the effective interest rate method. In 2007, 2006 and 2005, the Company amortized $9.3, $4.3 and $5.1 million, respectively, related to such expenses.

  Accrued Interest

        Accrued interest liabilities of $25.0 and $11.6 million are included in accrued liabilities in the consolidated balance sheets at December 31, 2007 and 2006, respectively, related to the Company's long-term debt obligations.

  Software Development Costs

        Purchased software development costs of $9.9 and $11.4 million are included in other noncurrent assets in the consolidated balance sheets at December 31, 2007 and 2006, respectively. These costs are amortized to expense over a five year period. In 2007, 2006 and 2005, the Company amortized $3.4, $3.0 and $2.7 million, respectively, related to such costs.

  Revenue Recognition

        Revenue is recognized at the time products are shipped to the customer. Products are generally shipped Freight on Board, or FOB shipping point. Title and risk of loss pass to the customer at the time of shipment.

  Shipping and Handling Costs

        Accrued freight costs of $10.2 and $7.6 million are included in accrued liabilities in the consolidated balance sheets at December 31, 2007 and 2006, respectively. Shipping and handling costs are included in selling, general and administrative expenses and amounted to $192.5, $174.6 and $177.9 million in 2007, 2006 and 2005, respectively.

  Advertising Costs

        Advertising costs are expensed as incurred and are included in selling, general and administrative expenses and amounted to $17.2, $17.4 and $9.6 million in 2007, 2006 and 2005, respectively.

  Research and Development

        Research and development expenses, which are included in selling, general and administrative expenses, are charged to operations as incurred and amounted to $8.7, $8.0 and $9.4 million in 2007, 2006 and 2005, respectively.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (Continued)

  Warranty Claims

        The Company provides certain limited warranties covering most of its residential roofing products for periods generally ranging from 20 to 50 years, although certain product lines provide for a lifetime limited warranty. The Company also offers certain limited warranties of varying duration covering most of its commercial roofing products. Most of the Company's specialty building products and accessories carry limited warranties for periods generally ranging from 5 to 20 years, with lifetime limited warranties on certain products. The accrual for product warranty claims is estimated on the basis of historical and projected claims activity, as well as other factors. The accuracy of the estimate of additional costs is dependent on both the number and cost of future claims submitted during the warranty periods. The Company believes that the accruals established for estimated probable future product warranty claims are adequate. If actual claims differ from these estimates, adjustments to this accrual may be required.

        A settlement was reached in 1998 in a national class action lawsuit related to a specific alleged product defect related to prior production processes, which provides customers who purchased asphalt shingles manufactured from 1973 through 1997 the right to receive certain limited benefits beyond those already provided in their existing product warranty.

        In October 1998 G-I Holdings brought suit in the Superior Court of New Jersey—Middlesex County, on the Company's behalf, against certain of its insurers for recovery of the defense costs in connection with the class action described above and a declaration that the insurers are obligated to provide indemnification for all damages paid pursuant to the settlement of this class action and for other damages. As of December 31, 2007, this action is pending.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Company provides product warranties, which are only subject to the disclosure requirements under FIN 45. The Company has adopted the disclosure provisions of FIN 45 as set forth below.

        The accrual for product warranty claims consists of the following, which for 2007 includes Elk from the date of acquisition:

	2007	2006
	(Thousands)
Balance, January 1	$26,971	$31,202
Charged to cost of products sold	20,997	21,220
Payments/deductions	(16,919)	(22,951)
Acquisition of Elk	13,675	—
Adjustment to Deferred Revenue and Extended Product Warranty due to the adoption of SAB No. 108 (see below)	—	(10,290)
Residential warranty adjustment due to the adoption of SAB No. 108 (see below)	—	7,790

Balance, December 31	$44,724	$26,971

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (Continued)

        The Company adopted as of December 31, 2006 the provisions of Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108") issued by the Securities and Exchange Commission ("SEC") in September 2006. In accordance with the transition provisions of SAB No. 108, the Company recorded a $4.8 million decrease, net of tax of $2.9 million, to January 1, 2006 opening retained earnings and a corresponding increase to the Company's accrual for product warranty claims of $7.8 million, related to the accrual for future residential warranty costs related to warranties that are not separately priced.

  Deferred Revenue and Extended Product Warranty

        The Company offers extended warranty contracts on sales of its commercial roofing products. The life of these commercial warranties range from ten to twenty years. In addition, the Company offers enhanced warranties on certain of its residential roofing products. These enhanced warranties are the "Golden Pledge Warranty™", "Peace of Mind™" and "Peak Performance®" warranty programs. All revenue for the sale of these warranty programs is deferred and amortized on a straight-line basis over the life of these warranty programs, which is in accordance with the accounting prescribed by FASB Technical Bulletin No. 90-1 "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts" ("FTB No. 90-1"). Incremental direct costs associated with the acquisition of the warranties are capitalized and amortized on a straight-line basis over the average life of these warranty programs. Current costs of services performed related to claims paid under these warranty programs are expensed as incurred. The analysis of these warranty programs as of December 31, 2007 indicates that deferred revenue is in excess of deferred costs and accordingly, no loss was recognized. However, if the total expected costs of providing services under these warranty programs exceed deferred revenues less deferred costs, then a loss would be recognized.

        The Company adopted the provisions of SAB No. 108 during its fourth quarter of 2006. In accordance with the transition provisions of SAB No. 108, the Company recorded a $2.6 million decrease, net of tax of $1.6 million, to opening retained earnings as of January 1, 2006, related to the method the Company uses to recognize revenue on sales of separately priced commercial and residential warranties in accordance with FTB No. 90-1. In addition, the Company reclassified $10.3 million of its commercial warranty reserve to deferred revenue and costs. At December 31, 2007 and 2006, the Company had deferred revenue of $70.8 and $59.9 million, of which $8.0 and $7.6 million is included in other current liabilities and $62.8 and $52.3 million is included in other liabilities, respectively. At December 31, 2007 and 2006, the Company also had deferred costs of $46.6 and $40.4 million, of which $5.1 and $4.9 million is included in other current assets and $41.5 and $35.5 million is included in other assets.

        BMCA management concluded that the 2006 adjustments are immaterial to prior years' consolidated financial statements under the Company's previous method of assessing materiality, and therefore has elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of these adjustments in opening assets and liabilities as of January 1, 2006, with the offsetting adjustment reflected as a cumulative effect adjustment to opening retained earnings as of January 1, 2006.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (Continued)

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to offset any deferred tax asset if it is more-likely-than-not that some or all of the deferred tax asset will not be realized. The determination of the amount of a valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income and (3) the impact of tax planning strategies. In assessing the need for a valuation allowance, the Company considers past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws. The Company is party to a tax sharing agreement (the "Tax Sharing Agreement"). See Note 10.

        The Company uses judgment in determining income tax provisions under SFAS No. 109 "Accounting for Income Taxes" ("SFAS No. 109") and in evaluating its tax positions. Additional provisions for income taxes are established when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold as defined by FIN 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"), which the Company adopted January 1, 2007, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority. The Company and its subsidiaries are examined by various Federal and state tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

  Environmental Liabilities

        The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters under the U.S. Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. The Company refers to these proceedings and lawsuits as "Environmental Claims."

        The Company accrues environmental costs when it is probable that it has incurred a liability and the expected amount can be reasonably estimated and, reviews on an ongoing basis, its estimated environmental liabilities. The amount accrued reflects the Company's assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multi-party sites and the number and

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (Continued)

financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of those matters. The Company estimates that its liability as of December 31, 2007, in respect of assumed and other environmental liabilities, is $2.6 million, and expects insurance recoveries of $1.7 million. Insurance recoveries relate to amounts previously provided for in the consolidated balance sheets. The Company refers to these recoveries as "estimated recoveries." The Company's liability is reflected on an undiscounted basis. The gross environmental liability is included within accrued liabilities and other liabilities, and the estimated recoveries are included within other noncurrent assets. It is not currently possible to estimate the amount or range of any additional liabilities or whether any such liabilities exist.

  Pension and Other Postemployment Benefits

        The Company maintains defined benefit plans that provide eligible employees with retirement benefits. In addition, while the Company generally does not provide postretirement medical and life insurance benefits, it subsidizes such life insurance benefits for certain employees and certain retirees. The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions (particularly interest rates), expected return on plan assets and rate of compensation increases for employees. The Company sets the discount rate assumption annually for its retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by the Company's actuaries and its financial management. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. The Company's discount rate as of December 31, 2007 and 2006 for determining projected benefit obligations was 6.25% and 6.0%, respectively. A 25 basis point increase or decrease in the discount rate assumption would result in a plus or minus $0.2 million impact on pension expense and a plus or minus $1.4 million impact on the projected benefit obligation. The Company's expected long-term rate of return on assets assumption for its retirement plans was 9.5% in 2007 and 2006. In addition, a 25 basis point increase or decrease in the expected long-term rate of return on assets assumption would result in a plus or minus $0.1 million impact on pension expense.

        The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.

  2001 Long-Term Incentive Plan

        In December 2004, the FASB issued a revised SFAS No. 123 "Accounting for Stock-Based Compensation," ("SFAS No. 123(R)") "Share-Based Payment" which requires compensation costs related to share-based payments to be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS No. 123(R) requires that share-based

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (Continued)

awards be classified as either an equity award or a liability award. SFAS No. 123(R) replaces the original SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company currently measures compensation as the amount by which the Book Value (as defined in the Company's 2001 Long-Term Incentive Plan) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. The Company adopted the provisions of SFAS No. 123(R) as of January 1, 2006, and its adoption did not have an impact on the Company's consolidated financial statements. See Note 17.

  Accumulated Other Comprehensive Income (Loss)

        Comprehensive income (loss) and its components in the Company's consolidated financial statements include net income (loss), losses from derivative instruments and hedging activities, net of tax effect, pension plan adjustments, net of tax effect and postretirement plan adjustments, net of tax effect. The Company has disclosed comprehensive income (loss) in the consolidated statements of stockholders' equity (deficit).

        Changes in the components of accumulated other comprehensive income (loss) for the years 2007, 2006 and 2005 are as follows:

	Postretirement Plan Adjustment	Pension Plan Adjustment	Interest Rate Swap Adjustment	Treasury Lock Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Thousands)
Balance, December 31, 2004	$—	$(5,353)	$—	$—	$(5,353)

Change for the year 2005, net of tax of $33	—	(57)	—	—	(57)

Balance, December 31, 2005	—	(5,410)	—	—	(5,410)

Change for the year 2006, net of tax of $(3,197)	3,999	1,445	—	—	5,444

Balance, December 31, 2006	3,999	(3,965)	—	—	34

Change for the year 2007, net of tax of $14,484	(389)	(1,760)	(18,588)	(2,896)	(23,633)

Balance, December 31, 2007	$3,610	$(5,725)	$(18,588)	$(2,896)	$(23,599)

  Concentration of Credit Risk

        Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, trade receivables and the Company's derivative instruments. The Company places its temporary cash investments with highly-rated U.S. Government instruments, commercial paper of prime quality and certain time deposits. To reduce credit risk, the Company performs periodic credit evaluations of its customers while monitoring the credit worthiness of its

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (Continued)

customers to which it extends credit, but does not generally require advance payments or collateral. Concentration of credit risk with respect to trade receivables is generally limited other than to those significant customers as discussed in Note 20, as the Company's remaining customer base is comprised of a large number of other individual customers. The terms and conditions of the Company's credit type sales are specifically designed to mitigate concentration of credit risk with any single customer.

        The Company's long-term derivative instruments expose it to counterparty credit risk for nonperformance and to market risk related to changes in variable interest rates. The Company manages its exposure to counterparty credit risk through diversification of counterparties. The Company's derivative instruments are transacted with multiple large multi-national commercial banks with significant experience in derivative instruments. The Company manages its variable interest rate risk through its fixed income interest rate swaps. See Note 14.

  Reclassifications

        Certain reclassifications have been made to conform to current year presentation.

Note 3.    New Accounting Pronouncements

        In July 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 became effective for fiscal years beginning after December 15, 2006. In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48" ("FSP FIN 48-1"), which amended FIN 48 to provide guidance on how a reporting entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position will be considered effectively settled and any previously unrecognized tax benefits should be recognized based on the terms of settlement if (a) the taxing authority has completed its examination, including all appeals, (b) the reporting entity does not intend to appeal or litigate any aspect of the tax position; and (c) based on the taxing authority's policies and practices, the reporting entity considers it remote that the taxing authority will re-examine the tax position. See Note 10. The Company adopted FIN 48 as of January 1, 2007 in a manner that is consistent with the provisions of FSP FIN 48-1, and as a result of the adoption, the Company reviewed certain tax positions and determined that it did not need to recognize any material adjustment to its accruals for uncertain tax positions.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.    New Accounting Pronouncements (Continued)

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with the exception of FSP 157-2. In February 2008, the FASB issued proposed FSP 157-2 "Partial Deferral to the Effective Date of Statement 157," which excludes SFAS No. 13, "Accounting for Leases," defers certain non-financial assets and non-financial liabilities and further clarifies the principles in SFAS No. 157 on the fair value measurement of liabilities. The FSP defers the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company will adopt the provisions of SFAS No. 157 for all other items not deferred by FSP 157-2 beginning in the first quarter of 2008 and does not expect the adoption of SFAS No. 157 and FSP 157-2 to have a material effect on its consolidated financial statements.

        In September 2006, the FASB issued FSP AUG AIR-1 "Accounting for Planned Major Maintenance Activities" ("FSP AUG AIR-1") which prohibits the use of the accrue-in-advance method of accounting in annual and interim financial reporting periods for planned major maintenance activities. Prior to FSP AUG AIR-1, companies could recognize planned major maintenance costs by accruing a liability over several reporting periods before the maintenance was performed. FSP AUG AIR-1 still allows the direct expense, built-in-overhaul and deferral methods of accounting as acceptable; however, it mandates that companies apply the same method of accounting in both interim and annual financial reporting periods and that the method be retrospectively applied if applicable. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FSP AUG AIR-1 in its first quarter of 2007. FSP AUG AIR-1 has not had a material effect on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the "fair value option," will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting provisions of SFAS No. 133 to achieve similar results. SFAS No. 159 applies to all entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is expected to expand the use of fair value measurements for financial instruments. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Retrospective application is not permitted. The Company may adopt the provisions of SFAS No. 159 beginning in its first quarter of 2008 and, therefore, has not yet determined the effect, if any, the adoption of SFAS No. 159 will have on its results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS No. 141R") which provides revised guidance on how an acquiring company should recognize and measure the identifiable assets acquired, liabilities assumed, any noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands the required disclosures related to the nature and financial statement effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for business combinations completed in fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141R during its fiscal year ending

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.    New Accounting Pronouncements (Continued)

December 31, 2009 and, therefore, has not determined the effect, if any, the adoption of SFAS No. 141R will have on its results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," ("SFAS No. 160"). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (minority interests) be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. Any changes in the parent's ownership interests are required to be accounted for in a consistent manner as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company will adopt SFAS No. 160 in its fiscal year ending December 31, 2009. However, the Company does not expect the adoption of SFAS No. 160 to have any impact on its results of operations or financial position because it does not have any noncontrolling interests.

Note 4.    Acquisition

        On February 9, 2007, BMCA Acquisition Sub Inc. ("BMCA Acquisition Sub") and BMCA Acquisition Inc. (together with BMCA Acquisition Sub, the "Purchasers"), both wholly-owned subsidiaries of BMCA, entered into a merger agreement with Elk (the "Merger Agreement"). On February 22, 2007, an equity tender offer closed, and, as a result thereof (and the purchase of shares from one of its affiliates), BMCA Acquisition Sub acquired approximately 90% of Elk's shares at a purchase price of $43.50 per share. In accordance with the Merger Agreement, the remaining Elk shares were acquired on March 26, 2007 in a second step merger in exchange for the right to receive $43.50 per share in cash. In the merger, BMCA Acquisition Sub was merged with and into Elk, which then became an indirect wholly-owned subsidiary of BMCA. The acquisition of the Elk shares was completed at a purchase price of approximately $945.3 million, net of $0.1 million of cash acquired and net of the repayment of $195.0 million of the then outstanding Elk senior notes, which were assumed in connection with the acquisition and were repaid in March 2007.

        The Company financed the purchase of Elk and refinanced certain of BMCA's then outstanding debt and repaid all of Elk's then outstanding senior notes of $195.0 million with the proceeds from its new senior secured credit facilities. The Company's new senior secured credit facilities consist of a $600.0 million Senior Secured Revolving Credit Facility, a $975.0 million Term Loan and a $325.0 million Junior Lien Term Loan Facility (the "Junior Lien Term Loan", and collectively with the Senior Secured Revolving Credit Facility and the Term Loan, the "Senior Secured Credit Facilities"). See Note 13 for a description of the Senior Secured Credit Facilities.

        The Company believes the acquisition of Elk will strategically position it for future growth in the roofing industry and other building product markets. The acquisition is expected to provide the Company with an increased market leadership position; create comprehensive market-leading product offerings; generate natural cost savings from synergies, including plant rationalization and re-alignment of distribution networks, raw material procurement, administrative and logistical efficiencies; and leverage the organizational strengths of both BMCA and Elk.

        The Elk acquisition was accounted for under the purchase method of accounting as prescribed by SFAS No. 141 "Business Combinations" ("SFAS No. 141"), which requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the date of acquisition, with amounts exceeding their fair value being recorded as goodwill. The allocation

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.    Acquisition (Continued)

process required an analysis of property, plant and equipment, inventories, customer lists and relationships, contractual commitments and brand strategies, among others, to identify and record the fair value of assets acquired and liabilities assumed. In connection with the acquisition, the Company used an economic life of 5 to 25 years for land improvements, 10 to 40 years for buildings and building improvements, 3 to 25 years for machinery and equipment, which includes furniture and fixtures, and 1 to 25 years for intangible assets.

        In valuing acquired assets and assumed liabilities, fair values were based on, but not limited to: future expected discounted cash flows for trade names and customer relationships; current replacement costs for similar capacity and obsolescence for certain fixed assets and inventory; and comparable market rates for contractual obligations, including real estate and liabilities. During the fourth quarter of 2007 the Company completed a valuation analysis of the assets and liabilities acquired from Elk, and the Company expects to finalize its purchase price allocation during the first quarter of 2008. Based on the completion of the Company's valuation analysis at December 31, 2007, the Company recorded $590.4 million of goodwill (see Note 6) and $207.6 million of intangible assets, net of amortization of $6.8 million (see Note 7), related to the acquisition of Elk. The operating results of the Elk acquisition are included in the Company's results of operations from the date of acquisition.

        The following unaudited pro-forma consolidated results of operations assume the acquisition of Elk was completed as of January 1st for each of the years presented below:

	Year Ended December 31,
	2007	2006
	(Millions)
Net sales	$2,383.8	$2,865.4

Income (loss) before interest and income taxes	$(54.7)	$195.4

Net income (loss)	$(160.2)	$21.9

        The unaudited pro-forma consolidated results of operations for the year ended December 31, 2007 include $181.0 million pre-tax ($116.6 million after-tax) of restructuring and other expenses, respectively, of which $15.1 million pre-tax ($9.7 million after-tax) was included as a reduction of net sales due to restructuring-related sales discounts and $24.3 million pre-tax ($15.7 million after-tax) was included in cost of products sold, respectively, related to the acquisition of Elk. In addition, the unaudited pro-forma consolidated results of operations for the year ended December 31, 2007 above includes $13.6 million of merger-related expenses of Elk and $23.2 million of debt restructuring costs of both BMCA and Elk related to the acquisition of Elk.

        The Company's pro-forma results include a reduction in compensation expense related to Elk employees who were terminated due to the acquisition of Elk of $7.8 and $13.2 million for the years ended December 31, 2007 and December 31, 2006, respectively. The Company's pro-forma results also include a reduction in lease expense for excess lease capacity at two Elk facilities. The reduction in lease expense was computed based on the remaining lease payments discounted to present value on a straight-line basis over the applicable pro-forma period with the present value offset being recorded in interest expense. For the years ended December 31, 2007 and December 31, 2006, the Company recorded a reduction in lease expense of $0.5 and $2.1 million, respectively, and an increase to interest expense of $0.3 and $1.2 million, respectively.

        In addition, the Company's pro-forma results for the years ended December 31, 2007 and December 31, 2006 include additional interest expense associated with variable rate debt instruments

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.    Acquisition (Continued)

based on LIBOR, plus a specified fixed margin, due to the acquisiton of Elk. A 1/8% change in these variable interest rates would result in a plus or minus $0.3 and $1.9 million in interest expense for the years ended December 31, 2007 and December 31, 2006, respectively.

        The following represents the fair values of assets acquired and liabilities assumed related to the acquisition of Elk as of the acquisition date of February 22, 2007, with amounts exceeding their fair value being recorded as goodwill.

FAIR VALUES OF ASSETS ACQUIRED AND LIABILITIES ASSUMED
RELATED TO THE ACQUISITION OF ELK
FEBRUARY 22, 2007
(Thousands)

Fair Value February 22, 2007
Current assets	$269,632
Property, plant and equipment, net	304,408
Goodwill	590,406
Intangible assets	214,420
Other noncurrent assets	34,411

Total assets acquired	$1,413,277

Current liabilities	$106,297
Long-term debt	178,872
Deferred income tax liabilities	139,597
Other long-term liabilities	43,115

Net assets acquired	$945,396

        Pro-forma data may not be indicative of the results that would have been achieved had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

        During the second quarter of 2007, the Company initiated a restructuring plan (the "2007 Restructuring Plan"), which was formulated in connection with the February 22, 2007 acquisition of Elk (see Note 5). In connection with the acquisition of Elk pursuant to Emerging Issues Task Force ("EITF") No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF No. 95-3"), the Company identified $8.4 million in purchase accounting adjustments, which relate to employee severance payments to former Elk employees and lease termination expenses. As of December 31, 2007 the Company paid $2.5 million of severance costs and $0.6 million of lease termination expenses. The Company expects to make approximately $5.3 million of lease termination payments through 2019. The Company's employee severance payments included the termination of approximately 125 Elk employees, including certain management positions, in the manufacturing and selling and administrative functional areas.

Note 5.    Restructuring and Other Expenses

        The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the acquisition of Elk and to reduce the Company's current cost structure. The 2007 Restructuring Plan is expected to be fully implemented by the end of the Company's first quarter of 2008. The Company

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.    Restructuring and Other Expenses (Continued)

accounts for its restructuring activities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and EITF No. 96-9 "Classification of Inventory Markdowns and Other Costs Associated with Restructuring" ("EITF No. 96-9").

        In connection with the acquisition of Elk, the Company identified approximately $191.9 million in restructuring and other expenses, of which $97.0 million relates to property, plant and equipment write-downs at certain of its existing manufacturing facilities and $25.1 million of plant closing expenses. The plants included were Erie, Pennsylvania; Stockton, California; Hollister, California; Millis, Massachusetts; Mobile, Alabama; Dallas, Texas; Port Arthur, Texas; Goldsboro, North Carolina and Quakertown, Pennsylvania. Restructuring and other expenses also include $2.0 million in employee severance payments and $67.8 million in integration-related expenses, which primarily consist of $24.3 million of inventory-related write-downs, $15.1 million of restructuring-related sales discounts, $1.4 million of lease termination expenses and $27.0 million of other integration expenses. The Company recorded $181.0 million of the aforementioned restructuring and other expenses as of December 31, 2007, of which $15.1 million was reflected as a reduction in net sales due to restructuring-related sales discounts, $24.3 million was charged to cost of products sold and $141.6 million was charged to restructuring and other expenses in its statement of operations. The Company expects to incur the remaining $10.9 million of identified restructuring and other expenses and make the remaining cash payments related to its accrual by the end of its first quarter in 2008.

        The Company's employee severance payments included the termination of approximately 85 BMCA employees, including certain management positions, in the manufacturing and selling and administrative functional areas.

        The table below details the Company's restructuring and other expense accruals and charges made against the accrual during 2007:

Restructuring and Other Expenses	PP&E Write-Down	Plant Closing Expenses	Employee Severance Payments	Integration Expenses	Total
	(Thousands)
Beginning balance, as of December 31, 2006	$—	$—	$—	$—	$—
Accrued costs recognized due to the acquisition of Elk	97,007	21,474	2,000	60,531	181,012
Cash payments	—	(17,024)	(2,000)	(45,689)	(64,713)
Amount charged to property, plant and equipment for asset write-down	(97,007)	—	—	—	(97,007)
Amount charged to write-off inventory	—	(1,545)	—	(3,021)	(4,566)
Non-cash items	—	—	—	(876)	(876)

Ending balance, as of December 31, 2007	$—	$2,905	$—	$10,945	$13,850

Note 6.    Goodwill

        The Company evaluated the recoverability of goodwill for its roofing products and specialty building products and accessories reporting units. The Company's methodology included evaluations using estimated future discounted cash flows, multiples of net sales and multiples of earnings before interest, taxes, depreciation and the amortization of intangibles and other assets ("EBITDA"). The Company's analysis was completed for each of the reporting units to which the goodwill relates. If the

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.    Goodwill (Continued)

estimated range of fair values from the methodologies employed are less than the carrying value of the related reporting unit, impairment losses for goodwill are charged to results of operations. In determining the estimated future discounted cash flows, the Company considered projected future levels of income, future business trends and market and economic conditions. The Company's analysis related to multiples of net sales and EBITDA are based on related industry data. The Company prepared an SFAS No. 142 impairment analysis at December 31, 2007 and 2006 and noted no impairment existed.

        The carrying amount of goodwill was $655.2 and $64.8 million as of December 31, 2007 and 2006. Such goodwill amounts to $649.7 and $59.3 million for the roofing products reporting unit and $5.5 and $5.5 million related to the specialty building products and accessories reporting unit as of December 31, 2007 and 2006, respectively. The increase in the carrying amount of goodwill of $590.4 million in 2007 was due to the acquisition of Elk, of which $0 is expected to be deductible for income tax purposes.

Note 7.    Intangible Assets

        The Company accounts for its intangible assets in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires disclosure of information relating to intangible assets subsequent to their acquisition that was not previously reported, which includes disclosure concerning the changes in the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and for those not subject to amortization. SFAS No. 142 also requires disclosure related to actual year-to-date intangible asset amortization expense and the estimated intangible asset amortization expense for each of the next five years. As of December 31, 2007, the Company has not recorded any impairment losses related to its intangible assets and has not written-off any acquired research and development assets.

        Intangible assets, all of which were acquired from Elk, consisted of the following as of December 31, 2007.

	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Thousands)
Intangible Assets Subject to Amortization:
Customer Relationships	20 yrs.	$138,350	$3,634	$134,716
Trademark/Trade Names	15-25 yrs.	50,200	1,118	49,082
Core Technology	10 yrs.	23,200	1,205	21,995
Roofing Backlog—Current	1 yr	780	780	—
Computer Software	2 yrs.	190	48	142

Total Intangible Assets Subject to Amortization		$212,720	$6,785	$205,935

Intangible Assets Not Subject to Amortization:
Regulatory Permits	Indefinite	1,700	—	1,700

Total Intangible Assets Not Subject to Amortization		$1,700	$—	$1,700

Intangible Assets, net		$214,420	$6,785	$207,635

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.    Intangible Assets (Continued)

        The following table summarizes, as of December 31, 2007, the amount of estimated amortization expense the Company expects to record in its statement of operations related to intangible assets for each of the next five years and thereafter.

(Thousands)
2008	$11,384
2009	11,335
2010	11,288
2011	11,288
2012	11,288
Thereafter	149,352

Total	$205,935

Note 8.    Asbestos-related Bodily Injury Claims

        In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its indirect parent, G-I Holdings. As of March 30, 1997, the Company paid all of its assumed liabilities for Asbestos Claims. G-I Holdings has agreed to indemnify the Company against any other existing or future claims related to asbestos-related liabilities if asserted against the Company. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. Most asbestos claims do not specify the amount of damages sought, and the value of the Asbestos Claims asserted against G-I Holdings is a contested issue in that bankruptcy which remains pending.

        Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the Bankruptcy Court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may attempt to assert Asbestos Claims against the Company. (Approximately 1,900 Asbestos Claims were filed against the Company prior to February 2, 2001.) The Company believes that it will not sustain any liability in connection with these or any other Asbestos Claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the Bankruptcy Court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claims against the Company.

        On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). One of the parties to this matter, the Official Committee of Asbestos Claimants (the "creditors' committee"), subsequently filed a counterclaim against the Company seeking a declaration that BMCA has successor liability for Asbestos Claims against G-I Holdings and that it is the alter ego of G-I Holdings. On May 13, 2003, the United States District Court for the District of New Jersey

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.    Asbestos-related Bodily Injury Claims (Continued)

overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will therefore be heard by the District Court. The Company believes it will prevail on its claim for a declaratory judgment. Although the Company believes its claims are meritorious and that it does not have asbestos-related liability, it is not possible to predict the outcome of this litigation, or, if it does not prevail, the outcome of any subsequent litigation regarding the continuation of the preliminary injunction and/or prosecution of Asbestos Claims against the Company.

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

        In March 2007, after participating in a mediation which resulted in the parties agreeing to an outline of the principal terms of a settlement of the G-I Holdings bankruptcy and all related litigations, the parties agreed to a stay of proceedings pending the completion of their negotiations. The judges presiding over the G-I Holdings bankruptcy proceeding and the related litigations, including the BMCA Action and the fraudulent conveyance action, each entered stipulated orders dated March 22, 2007,

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.    Asbestos-related Bodily Injury Claims (Continued)

March 23, 2007 and April 4, 2007, respectively, implementing the stay. By notices dated February 1, 2008, the creditors' committee and legal representative of present and future holders of asbestos-related demands elected to terminate the stay of proceedings in the G-I Holdings bankruptcy and related litigation. The parties continue to participate in mediation; however there can be no assurance of a settlement of any claims.

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

        For a further discussion with respect to the history of the foregoing litigation, and asbestos-related matters and other litigation, see Notes 2, 10, 13 and 20.

Note 9.    Property Dispositions

        In June 2005, the Company sold property in Houston, Texas for cash proceeds of approximately $4.1 million, which approximated carrying value.

Note 10.    Income Taxes

        Income tax (expense) benefit, which has been computed on a separate return basis, consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(Thousands)
Federal:
Current	$884	$(15,772)	$(17,324)
Deferred	76,955	(5,269)	(15,355)

Total Federal	77,839	(21,041)	(32,679)

State and local:
Current	(7,206)	(6,055)	(3,801)
Deferred	3,679	2,498	(877)

Total state and local	(3,527)	(3,557)	(4,678)

Income tax (expense) benefit	$74,312	$(24,598)	$(37,357)

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.    Income Taxes (Continued)

        The differences between the income tax (expense) benefit computed by applying the statutory Federal income tax rate to pre-tax income (loss), and the income tax (expense) benefit reflected in the consolidated statements of income are as follows:

	Year Ended December 31,
	2007	2006	2005
	(Thousands)
Statutory (expense) benefit	$73,093	$(22,172)	$(34,421)
Impact of:
State and local taxes, net of Federal benefits	(2,385)	(2,312)	(3,041)
Other, net	3,604	(114)	105

Income tax (expense) benefit	$74,312	$(24,598)	$(37,357)

        The components of the net deferred tax liabilities are as follows:

	December 31,
	2007	2006
	(Thousands)
Deferred tax liabilities related to:
Property, plant and equipment	$(51,700)	$(50,804)
Intangible assets	(85,264)	(5,755)

Total deferred tax liabilities	(136,964)	(56,559)

Deferred tax assets related to:
Expenses not yet deducted for tax purposes	79,083	35,850
Net operating loss carryforwards	45,664	9,603
Valuation allowance	(10,635)	(6,735)

Total deferred tax assets	114,112	38,718

Net deferred tax liabilities	(22,852)	(17,841)
Deferred tax assets reclassified to current assets	(38,017)	(21,710)

Noncurrent deferred tax liabilities	$(60,869)	$(39,551)

        Based upon the level of historical taxable income, the reversal of temporary differences and projections for future taxable income over the period in which the Company's deferred tax assets are deductible, the Company believes that it is more-likely-than-not that the Company will realize the benefits of these deductible differences at December 31, 2007 and 2006. A valuation allowance is not required with respect to the Federal net operating loss carryforward of $32.0 million. State net operating loss carryforwards of $3.1 million and $2.9 million at December 31, 2007 and December 31, 2006 are net of a valuation allowance for separate Company state filings of $10.6 million and $6.7 million, respectively.

        As of December 31, 2007 and 2006, the Company has included on its consolidated balance sheet a tax receivable from parent corporation of $10.0 and $9.1 million, respectively, representing amounts paid in excess of amounts due to G-I Holdings with respect to 2006 under the Tax Sharing Agreement

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.    Income Taxes (Continued)

(as defined below). In addition, as of December 31, 2007, the Company has included on its consolidated balance sheet a tax receivable of $12.0 million related to the acquisition of Elk.

        The Company and its subsidiaries entered into the Tax Sharing Agreement dated January 31, 1994 and later amended on March 19, 2001, with G-I Holdings, with respect to the payment of Federal income taxes and related matters. During the term of the Tax Sharing Agreement, which is effective for the period during which the Company or any of its domestic subsidiaries is included in a consolidated Federal income tax return for the G Holdings' consolidated tax group, the Company is obligated to pay G Holdings an amount equal to those Federal income taxes it would have incurred if the Company, on behalf of itself and its domestic subsidiaries, filed its own Federal income tax return. Unused tax attributes will carry forward for use in reducing amounts payable by the Company to G Holdings in future years, but cannot be carried back. The Company's unused tax attributes currently consist of a net operating loss carryforward of $91.4 million, which will not expire until 2027. If the Company ever were to leave the G Holdings' consolidated tax group, it would be required to pay to G Holdings the value of any tax attributes to which it would succeed under the consolidated return regulations to the extent the tax attributes reduced the amounts otherwise payable by the Company under the Tax Sharing Agreement. Under limited circumstances, the provisions of the Tax Sharing Agreement could result in the Company having a greater liability under the agreement than it would have had if it and its domestic subsidiaries had each filed its own separate Federal income tax return. Under the Tax Sharing Agreement, the Company and each of its domestic subsidiaries are responsible for any taxes that would be payable by reason of any adjustment to the tax returns of G Holdings or its subsidiaries for years prior to the adoption of the Tax Sharing Agreement that relate to the Company's business or assets or the business or assets of any of its domestic subsidiaries. Although, as a member of the G Holdings' consolidated tax group, the Company is severally liable for certain Federal income tax liabilities of the G Holdings' consolidated tax group, including tax liabilities not related to its business, the Company should have no liability other than liabilities arising from the Company's operations and the operations of its domestic subsidiaries and tax liabilities for tax years pre-dating the Tax Sharing Agreement that relate to the Company's business or assets and the business or assets of any of its domestic subsidiaries. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, G Holdings makes all decisions with respect to all matters relating to taxes of the G Holdings' consolidated tax group. The provisions of the Tax Sharing Agreement take into account both the Federal income taxes the Company would have incurred if it filed its own separate Federal income tax return and the fact that the Company is a member of the G Holdings' consolidated tax group for Federal income tax purposes.

        On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhône-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings' bankruptcy. If such proof of claim is sustained, the Company and/or certain of the Company's subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings could be severally liable for those taxes and interest. G-I Holdings has filed an objection to the proof of claim, which is the subject of an adversary proceeding pending in the United States District Court for the District of New Jersey. By opinion and order dated September 8, 2006, the District Court ruled on the parties' respective

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.    Income Taxes (Continued)

motions for Partial Summary Judgment, granting the government summary judgment on the issue of "adequate disclosure" for statute of limitation purposes and denying G-I Holdings summary judgment on its other statute of limitations defense (finding material issues of fact that must be tried). If the IRS were to prevail for the years in which the Company and/or certain of its subsidiaries were not part of the G-I Holdings Group, the Company nevertheless could be liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions. In an opinion dated June 8, 2007, the District Court decided that G-I Holdings cannot avail itself of the "binding contract" transitional relief with respect to the 1999 distribution of U.S. Treasury Bonds to G-I Holdings. The Company believes that it will not be required to pay any incremental income tax to the Federal government with respect to this matter and that its ultimate disposition will not have a material adverse effect on its business, financial position or results of operations.

        The Company adopted FIN 48 as of January 1, 2007 in a manner that is consistent with the provisions of FSP FIN 48-1, and, as a result of the adoption, the Company reviewed certain tax positions and determined that it did not need to recognize any material adjustment to its tax accruals for uncertain tax positions upon the FIN 48 adoption date. At January 1, 2007 and December 31, 2007, the Company had approximately $14.0 and $18.0 million, respectively, of unrecognized tax benefits excluding any Federal tax benefit on unrecognized state tax benefits. All of the unrecognized tax benefits would affect the Company's effective tax rate if recognized with the exception of $2.9 million associated with the acquisition of Elk, which would affect goodwill.

        A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(Thousands)
Balance at January 1, 2007	$14,009
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	4,097
Reductions for tax positions of prior years	—
Lapses in statute of limitations	—
Settlements	(141)

Balance at December 31, 2007	$17,965

        It is reasonably possible that as a consequence of the settlement of certain state tax matters, the balance of unrecognized tax benefits may decrease by a range of $1.0 million to $13.0 million during the next 12-month period.

        The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had $4.8 and $7.5 million, respectively, of accrued interest and penalties excluding any federal tax benefit thereon.

        The Company and its subsidiaries are subject to United States Federal income tax as well as the income tax of multiple state jurisdictions. The Company has substantially concluded all United States Federal income tax matters for years through 2004. The tax years 2005 through 2007 have not been examined by the IRS. Substantially all material state and local matters have been concluded for tax years through 2001. The tax years 2002 through 2007 have not been examined by the major state taxing jurisdictions to which the Company is subject.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.    Inventories

        At December 31, 2007 and 2006, $59.8 and $46.3 million, respectively, of inventories were valued using the LIFO method. In 2006, the LIFO reserve reflected a decrement to one layer from a prior period in the amount of $1.2 million. Inventories as of December 31, 2007 and 2006 consist of the following, which inventories as of December 31, 2007 include Elk from the date of acquisition:

	December 31,
	2007	2006
	(Thousands)
Finished goods	$241,511	$173,338
Work-in process	26,291	25,930
Raw materials and supplies	72,950	64,686

Total	340,752	263,954
Less LIFO reserve	(23,840)	(25,245)

Inventories	$316,912	$238,709

        As of January 1, 2006, the Company adopted the provisions of SFAS No. 151 "Inventory Costs", which resulted in a fourth quarter of 2006 charge to operations of $2.0 million related to the capitalization of fixed production overheads to inventory.

Note 12.    Property, Plant and Equipment

        Property, plant and equipment consists of the following, which in 2007 includes Elk from the date of acquisition:

	December 31,
	2007	2006
	(Thousands)
Land and land improvements	$56,690	$37,204
Buildings and building equipment	215,615	106,403
Machinery and equipment	670,171	547,956
Construction in progress	25,446	58,476

Total	967,922	750,039
Less accumulated depreciation and amortization	(295,109)	(338,310)

Property, plant and equipment, net	$672,813	$411,729

        Included in the net book value of machinery and equipment at December 31, 2007 was $62.0 million of assets under capital leases. See Note 5 for the net write-down of property, plant and equipment included in restructuring expenses. See Note 13 regarding the Company's sale-leaseback and capital lease transactions. Depreciation expense for 2007, 2006 and 2005 was $69.0, $49.3 and $45.1 million, respectively.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.    Long-Term Debt

        Long-term debt consists of the following:

	December 31,
	2007	2006
	(Thousands)
8% Senior Notes due 2007	$—	$99,940
8% Senior Notes due 2008	4,874	154,838
7 3/4% Senior Notes due 2014	250,590	250,680
Borrowings under the Old Senior Secured Revolving Credit Facility	—	60,000
Borrowings under the Senior Secured Revolving Credit Facility	122,000	—
Term Loan	965,362	—
Junior Lien Term Loan	325,000	—
Obligations under capital leases	61,997	—
Industrial development revenue bonds with various interest rates and maturity dates to 2029	7,710	7,795
Chester Loan	8,241	11,133
Other notes payable	8,251	2,938

Total	1,754,025	587,324
Less current maturities	(24,630)	(102,918)

Long-term debt less current maturities	$1,729,395	$484,406

        On February 22, 2007, BMCA and the Purchasers entered into senior secured credit facilities consisting of a $975.0 million Term Loan, a $600.0 million Senior Secured Revolving Credit Facility and a $325.0 million Bridge Loan Facility (the "Bridge Loan"), which was subsequently replaced by the $325.0 million Junior Lien Term Loan.

        The initial borrowings under the Senior Secured Credit Facilities were used to (i) pay for shares tendered by Elk shareholders in an equity tender offer, (ii) repay amounts outstanding under BMCA's Old Senior Secured Revolving Credit Facility, (iii) make payments in connection with the completion by BMCA and Building Materials Manufacturing Corporation ("BMMC"), of the tender offer and consent solicitation for their 8% Senior Notes due 2007 (the "2007 Notes"), (iv) make payments in connection with the completion by BMCA of its previously announced tender offer and consent solicitation for its outstanding 8% Senior Notes due 2008 (the "2008 Notes"), (v) pay for transaction fees and expenses incurred in connection with each of the foregoing transactions and (vi) repay all of the existing Elk senior note debt.

        The Senior Secured Revolving Credit Facility, which has a maturity date of February 22, 2012, replaced the Company's $450.0 million Old Senior Secured Revolving Credit Facility, which would have expired in September 2011. All amounts outstanding under the Senior Secured Revolving Credit Facility are secured by a first priority perfected security interest in all receivables, inventory, precious metals, deposit accounts and other current assets of BMCA and its domestic subsidiaries and all proceeds thereof (the "Senior Secured Revolving Credit Facility Collateral").

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.    Long-Term Debt (Continued)

        Credit availability under the Senior Secured Revolving Credit Facility is based upon eligible accounts receivable, inventory and precious metals used in the production of inventory, as defined, and includes a sub-limit for letters of credit of $150.0 million. Loans under the Senior Secured Revolving Credit Facility bear interest at a variable rate based upon either the Base Rate or the Eurodollar Rate as defined in the Senior Secured Revolving Credit Facility, at the borrowers' option, plus a specified margin in each case. These interest rates are recalculated periodically based on changes in the Base Rate or Eurodollar Rate and also based on an availability-based pricing grid. The Senior Secured Revolving Credit Facility requires the Company to pay unused commitment fees. For 2007, 2006 and 2005, these fees amounted to $0.7, $0.7 and $1.2 million, respectively. For 2007, the unused commitment fees related to both the Old Senior Secured Revolving Credit Facility and the new Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility provides for optional reductions by the Company in the overall $600.0 million commitment, under certain conditions and provides for optional and mandatory pre-payments of borrowings outstanding under the Senior Secured Revolving Credit Facility, subject to certain conditions. The Senior Secured Revolving Credit Facility also provides the borrowers with the ability to increase the size of the facility by up to $350.0 million, depending on the ability to obtain commitments from lenders and meeting specified conditions.

        Under the terms of the Senior Secured Revolving Credit Facility, the borrowers are subject to an interest coverage ratio financial covenant when liquidity falls below a specified threshold. In addition, the borrowers are required to comply with other customary covenants and various restrictive covenants, including those with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations, and making certain investments. In the event of a change of control of BMCA, as defined, the Senior Secured Revolving Credit Facility could be accelerated by the holders of that indebtedness.

        The Term Loan will mature on February 22, 2014. All amounts outstanding under the Term Loan are secured by (i) a first-priority perfected security interest in substantially all of the assets and properties of BMCA and its domestic subsidiaries, other than the Senior Secured Revolving Credit Facility Collateral (the "Term Loan Collateral"), and (ii) a second-priority perfected security interest in the Senior Secured Revolving Credit Facility Collateral.

        Amounts due under the Term Loan bear interest at a variable rate based upon either the base rate or Eurodollar rate, as defined in the Term Loan, at the borrowers' option, plus a specified margin in each case. These interest rates are recalculated periodically based on changes in the base rate and Eurodollar rate, if applicable. The Term Loan provides for optional and mandatory pre-payments under certain conditions and provides the borrowers with the ability to increase the size of the facility by up to $250.0 million (less any increase in the Senior Secured Revolving Credit Facility in excess of $100.0 million), depending on the ability to obtain commitments from lenders and meeting specified conditions.

        Under the terms of the Term Loan, the borrowers are subject to an interest coverage ratio financial covenant, as defined, and a leverage ratio financial covenant, as defined, and BMCA must comply with each of these covenants starting as of the end of BMCA's second fiscal quarter in 2008. In addition, the borrowers are also required to comply with various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.    Long-Term Debt (Continued)

BMCA's parent corporations, and making certain investments. In the event of a change of control of BMCA, as defined, the maturity date of the Term Loan could be accelerated by the holders of that indebtedness.

        The Bridge Loan was amended and restated on March 15, 2007, and redesignated as the Junior Lien Term Loan. The Junior Lien Term Loan matures on September 15, 2014. All amounts outstanding under the Junior Lien Term Loan are secured by (i) a second-priority perfected security interest in the Term Loan Collateral and (ii) a third-priority perfected security interest in the Senior Secured Revolving Credit Facility Collateral. Loans under the Junior Lien Term Loan bear interest at a variable rate based upon either the base rate or Eurodollar rate, as defined in the Junior Lien Term Loan at the borrowers' option, plus a specified margin in each case. These interest rates are recalculated periodically based on changes in the base rate or Eurodollar rate, as applicable. The Junior Lien Term Loan provides for optional and mandatory prepayments under certain conditions.

        Under the terms of the Junior Lien Term Loan, the borrowers are subject to a leverage ratio financial covenant, as defined, with which BMCA must comply starting as of the end of BMCA's second fiscal quarter in 2008. The borrowers are also required to comply with various restrictive covenants, including with respect to incurring additional indebtedness or guarantees, creating liens or other encumbrances, making capital expenditures, making restricted payments, including dividends and distributions to BMCA's parent corporations and making certain investments. In the event of a change of control of BMCA, as defined, the maturity date of the Junior Lien Term Loan could be accelerated by the holders of that indebtedness.

        On February 22, 2007, BMCA repurchased approximately $97.5 million, or 97.5%, of the aggregate $100.0 million principal amount outstanding of the 2007 Notes, which were originally issued in October 1997 at 99.254% of the principal amount and $150.1 million, or 96.9%, of the aggregate $155.0 million principal amount outstanding of the 2008 Notes, which were originally issued in November 1998 at 99.457% of the principal amount. In connection with the completion of the tender offer for the 2007 Notes and the 2008 Notes in February 2007, substantially all of the covenants included in the indentures governing the 2007 Notes and 2008 Notes were eliminated. On October 15, 2007, the Company redeemed all of the remaining $2.5 million outstanding 2007 Notes, including accrued and unpaid interest on such notes through the date of redemption.

        Holders of the 2008 Notes have the right under the indentures governing such notes to require the Company to purchase these senior notes at a price of 100% of the principal amount thereof, and the Company has the right to redeem these senior notes at a price of 100% of the principal amount thereof, plus, in each case, the applicable premium, as defined, together with any accrued and unpaid interest, in the event of a change of control, as defined.

        On March 26, 2007, the Company repurchased all of Elk's then outstanding $25.0 million in aggregate principal amount of 4.69% Senior Notes due 2007, $60.0 million in aggregate principal amount of 6.99% Senior Notes due 2009, $60.0 million in aggregate principal amount of 7.49% Senior Notes due 2012 and $50.0 million in aggregate principal amount of 6.28% Senior Notes due 2014.

        In December 2007, the Company consummated a $30.0 and $15.0 million sale-leaseback, of certain machinery and equipment located at its Baltimore, Maryland and Gainesville, Texas manufacturing facilities, respectively, which were accounted for as capital leases, as according to SFAS No. 13 "Accounting for Leases" ("SFAS No. 13"). The sale of the Baltimore machinery and equipment

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.    Long-Term Debt (Continued)

resulted in a deferred gain of $24.7 million, which will be amortized over the life of the lease term. The Baltimore and Gainesville lease terms extend through December 2015 and December 2014, respectively, with early buyout options in September 2012 and December 2013, respectively.

        In December 2007, the Company also consummated lease extensions of its original operating leases of certain machinery and equipment located at its Michigan City, Indiana and Shafter, California manufacturing facilities, respectively, which were accounted for as capital leases, as according to SFAS No. 13. The Michigan City and Shafter lease terms extend through September 2016 and December 2015, respectively, with early purchase options in September 2014 and September 2012, respectively.

        In 2006, the Company repurchased and retired $6.3 million of industrial revenue bond certificates issued by the Company in 1990 with respect to the Fontana, California Industrial Revenue Development Bond. The Company has two remaining industrial development revenue bond issues outstanding, which bear interest at floating rates. Interest rates on the foregoing obligations ranged between 3.1% and 4.3% during 2007. The Company's industrial development revenue bonds are secured by letters of credit under the Senior Secured Revolving Credit Facility.

        In July 2004, the Company issued $200.0 million in aggregate principal amount of 7 3/4% Senior Notes due 2014, with an additional $50.0 million in aggregate principal amount of 7 3/4% Senior Notes due 2014 issued in November 2004, collectively (the "2014 Notes"). The additional 2014 Notes were issued under an indenture dated July 2004, pursuant to which the Company previously issued its original $200.0 million of 7 3/4% Senior Notes due 2014. These additional 2014 Notes rank equally with and formed a part of a single series with such original 2014 Notes and have the same terms and conditions. The net proceeds from the issuance of the 2014 Notes, after deducting the initial purchasers discounts, commission and offering expenses and including the addition of the applicable premium on the 2014 Notes issued in November 2004 were approximately $246.5 million. The premium of approximately $0.9 million is included in long-term debt and will be amortized over the life of the 2014 Notes.

        Under the terms and conditions of the 2014 Notes, the noteholders have the right under the indentures governing such notes to require us to purchase the 2014 Notes at a price of 101% of the principal amount thereof, plus any accrued and unpaid interest, in the event of a change of control, as defined in the 2014 Notes. Upon the expiration of this right, the Company would have the option to purchase the 2014 Notes at a purchase price equal to 100% of the aggregate principal amount, plus the applicable premium, as defined in the 2014 Notes, together with any accrued and unpaid interest. The Company also has the option to redeem some or all of the 2014 Notes beginning on August 1, 2009 through August 1, 2012, at specified redemption premiums, as defined in the 2014 Notes. The Company's 2008 Notes and 2014 Notes, (collectively, the "Senior Notes") are secured by a first-priority lien on the Term Loan Collateral and a second-priority lien on the Senior Secured Revolving Credit Facility Collateral, in each case, having equal priority with the lien securing our obligations under the Term Loan.

        In July 2003, the Company entered into a $19.7 million secured loan (the "Chester Loan") with the proceeds being used to repay a $19.7 million obligation associated with an early buyout option on a previously transacted capital lease on certain machinery and equipment at its Chester, South Carolina facility. The Chester Loan is secured by a sole security interest in the machinery and equipment, matures in 2010, requires monthly payments of principal and interest commencing in August 2003 and bears a fixed annual interest rate of 7.41%.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.    Long-Term Debt (Continued)

        As of December 31, 2007, after giving effect to the most restrictive of the aforementioned restrictions, the Company could have paid dividends or made other restricted payments to its parent corporation. In addition, at December 31, 2007, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions as outlined in the Senior Secured Revolving Credit Facility and the indentures governing its Senior Notes.

        As of December 31, 2007, the Company had total outstanding consolidated indebtedness of $1,806.9 million, which amount includes $52.8 million of demand loans to its parent corporation and $24.6 million that matures prior to December 31, 2008. The Company's total outstanding consolidated indebtedness also includes $122.0 million of borrowings outstanding under its Senior Secured Revolving Credit Facility. The Company anticipates funding these obligations principally from its cash and cash equivalents on hand, cash flow from operations and/or borrowings under its Senior Secured Revolving Credit Facility.

        As of December 31, 2007, the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the indentures governing the Senior Notes. As of December 31, 2007, the net book value of the collateral securing the Senior Secured Revolving Credit Facility Collateral and the Term Loan Collateral was $649.4 and $1,681.2 million, respectively.

        At December 31, 2007, the Company had outstanding letters of credit of approximately $56.0 million, which includes approximately $11.1 million of standby letters of credit related to certain obligations of G-I Holdings. During 2007, the Company paid $0.2 million as a distribution to our indirect parent corporation related to previously outstanding standby letters of credit.

        The fair values of the Company's Term Loan and related fixed-income interest rate swaps, Junior Lien Term Loan and Senior Notes at December 31, 2007 and 2006 are based upon quoted market prices as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Thousands)
2007 Notes	$—	$—	$99,940	$101,488
2008 Notes	4,874	4,874	154,838	161,718
2014 Notes	250,590	191,250	250,680	226,250
Term Loan	965,362	810,904	—	—
Fixed-income interest rate swaps	29,980	29,980	—	—
Junior Lien Term Loan	325,000	221,000	—	—

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.    Long-Term Debt (Continued)

        The aggregate maturities of long-term debt as of December 31, 2007 for the next five years and thereafter are as follows:

(Thousands)
2008	$24,682
2009	20,748
2010	19,558
2011	18,243
2012	145,555
Thereafter	1,525,241

        The above table of maturities, for the year 2008 include $9.7 million related to the Term Loan, $4.9 million related to the 2008 Notes, $6.0 million related to capital lease obligations and $3.1 million related to the Chester Loan. Maturities for the year 2009 include $9.6 million related to the Term Loan, $6.7 million related to capital lease obligations and $3.4 million related to the Chester Loan. Maturities for the year 2010 include $9.5 million related to the Term Loan, $7.4 million related to capital lease obligations and $1.8 million related to the Chester Loan. Maturities for the year 2011 include $9.4 million related to the Term Loan and $8.3 million related to capital lease obligations. Maturities for the year 2012 include $122.0 million related to the Senior Secured Revolving Credit Facility, $9.3 million related to the Term Loan and $8.9 million related to capital lease obligations. Thereafter maturities include $918.0 million related to the Term Loan, $325.0 million related to the Junior Lien Term Loan, $250.1 million related to the 2014 Notes, $2.4 million related to the Mount Vernon, Indiana and the Shafter, California Industrial Development Revenue Bonds and $24.6 million related to capital lease obligations.

Note 14.    Hedging Activity

        In March 2007, the Company entered into forward-starting Eurodollar rate, or LIBOR, based pay fixed income interest rate swaps related to its Term Loan, with an effective date of April 23, 2007 and a maturity date of April 23, 2012. In October 2007, the Company entered into additional interest rate swaps related to its Term Loan with an effective date of October 23, 2007 and a maturity date of October 23, 2012 under similar terms as the Company's swaps entered into in March 2007.

        In accordance with SFAS No. 133, the Company's swaps are treated as cash flow hedges. At December 31, 2007, based on changes in the closing LIBOR rate on such date, the Company recorded a fair value loss on its fixed income interest rate swaps of $30.0 million to other liabilities, while the offset was recorded as an other comprehensive loss, net of tax of $11.4 million. The Company has also recorded $2.0 million in year-to-date interest income in other income in its statement of operations as of December 31, 2007 related to its fixed income interest rate swaps. Amounts may be reclassified from other comprehensive loss to interest expense if any portion of the Company's swaps become ineffective. The Company does not anticipate any amount of swap-related interest expense to be reclassified during its fiscal year ending December 31, 2008.

        In July 2007, the Company began entering into treasury locks as additional hedging instruments against its Term Loan. The Company's treasury locks had a settlement date of October 30, 2007 and a maturity date of July 31, 2012. The Company's treasury locks fixed the U.S. treasury component, while

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.    Hedging Activity (Continued)

excluding the swap component of the forward benchmark LIBOR interest rate. According to SFAS No. 133, the Company's treasury locks were also cash flow hedges and were accounted for in the same manner as its swaps. On October 30, 2007, the Company settled its open treasury lock hedging positions, which resulted in a pre-tax loss and cash settlement of approximately $4.9 million, which is being amortized into its statement of operations over the life of the Term Loan pursuant to SFAS No. 133. The Company will amortize approximately $0.8 million of the loss related to its treasury locks into interest expense in its statement of operations during its fiscal year ending December 31, 2008. During 2007, the Company recorded $0 and $0.1 million of interest expense related to its swaps and treasury locks, respectively, in its statement of operations related to hedge ineffectiveness.

Note 15.    Benefit Plans

        Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

  Defined Contribution Plan

        The Company provides a defined contribution plan for eligible salaried employees. The Company contributes up to 7% of participants' compensation and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $6.8, $7.0 and $6.6 million for 2007, 2006 and 2005, respectively.

        The Company provides a defined contribution plan for eligible hourly employees. The Company contributes a discretionary matching contribution ranging between 0% and 50% of each participant's eligible contributions each year up to a maximum range of either $250 to $6,600 or 3% to 6% of salary, whichever is greater, for each participant, as defined. Certain participants also receive a contribution equal to 3.5% of their annual compensation regardless of whether the participants participate in the plan. Such contributions were $1.0, $1.1 and $0.8 million for 2007, 2006 and 2005, respectively.

        In connection with the acquisition of Elk, the Company adopted the Elk 401(k) Plan. Under the Elk 401(k) Plan, the Company may contribute a percentage of each Elk participant's annual compensation into the Elk 401(k) Plan to be invested among various defined alternatives at the participants' direction. Employees are vested immediately in the Company's matching contributions. All full-time Elk employees, except those covered by plans established through collective bargaining agreements, are eligible for participation upon date of hire.

        The Company contributes a 3% basic contribution and an additional $.50 for every $1.00 of employee contributions into the Elk 401(k) Plan limited to a maximum matching Company contribution of 2% of an employee's compensation. The aggregate contributions by the Company for 2007 were $0.5 million.

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

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Benefit Plans (Continued)

        In September 2006, the FASB issued SFAS No. 158, which requires the net amount by which the defined-benefit or postretirement obligation plan is over or underfunded to be reported on a company's balance sheet. SFAS No. 158 replaced FASB Statement No. 87's requirement to report at least a minimum pension liability, measured as the excess of the accumulated benefit obligation over the fair value of the plan assets. The funded status amount to be recognized by SFAS No. 158 is measured as the difference between the fair value of plan assets and the plan's benefit obligation, with the benefit obligation including all actuarial gains and losses, prior service cost, and any remaining transition amounts. SFAS No. 158 does not change the components of net periodic benefit cost. All items previously deferred when applying FASB Statement Nos. 87 and 106 are now recognized as a component of accumulated other comprehensive income (loss), net of all applicable taxes. SFAS No. 158 also requires a fiscal year-end measurement date of plan assets and benefit obligations, eliminating the use of an earlier measurement date, however, this aspect will not become effective until fiscal years ending after December 15, 2008. All other aspects of SFAS No. 158 were effective as of December 31, 2006. The Company's adoption of SFAS No. 158 during its fourth quarter of fiscal year ending December 31, 2006 did not have a material impact on its consolidated financial statements. See tables below.

        The Company's net periodic pension cost for the Retirement Plan included the following components:

	Year Ended December 31,
	2007	2006	2005
	(Thousands)
Service cost	$1,694	$1,507	$1,418
Interest cost	2,275	2,095	1,990
Expected return on plan assets	(3,302)	(2,990)	(2,844)
Amortization of unrecognized prior service cost	39	39	39
Amortization of net losses from earlier periods	201	360	313

Net periodic pension cost	$907	$1,011	$916

        The following tables set forth, for the years 2007 and 2006, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and amounts

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Benefit Plans (Continued)

recognized in the consolidated balance sheets related to the Retirement Plan. The Company uses a December 31 measurement date for its retirement plan.

	December 31,
	2007	2006
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(38,461)	$(37,017)
Service cost	(1,694)	(1,507)
Interest cost	(2,275)	(2,095)
Amendments	—	(10)
Actuarial gains	1,135	1,130
Benefits paid	1,453	1,038

Benefit obligation at end of year	$(39,842)	$(38,461)

Change in plan assets:
Fair value of plan assets at beginning of year	$35,046	$32,149
Actual return on plan assets	(909)	3,935
Employer contributions	786	—
Benefits paid	(1,453)	(1,038)

Fair value of plan assets at end of year	$33,470	$35,046

Reconciliation of funded status:
Funded status	N/A	$(3,414)
Unrecognized prior service cost	N/A	141
Unrecognized actuarial losses	N/A	6,152

Net prepaid benefit cost recognized in consolidated balance sheets before adoption of SFAS No. 158	N/A	$2,879

Amounts recognized in consolidated balance sheets before adoption of SFAS No. 158:
Prepaid benefit cost	N/A	$—
Accrued minimum pension liability	N/A	(3,414)
Intangible asset	N/A	141
Accumulated other comprehensive loss	N/A	6,152

Net amount recognized in consolidated balance sheets before adoption of SFAS No. 158	N/A	$2,879

Amounts recognized in consolidated balance sheets under SFAS No. 158:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(6,372)	(3,414)

Net amount recognized in consolidated balance sheets under SFAS No. 158	$(6,372)	$(3,414)

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Benefit Plans (Continued)

	December 31,,
	2007	2006
	(Thousands)
Amounts recognized in other comprehensive loss under SFAS No. 158:
Net actuarial loss	$9,029	$6,152
Prior service cost	102	141
Unrecognized net initial obligation	—	—

Total	$9,131	$6,293

Change in accumulated other comprehensive loss due to the adoption of SFAS No. 158:	N/A	$141

	December 31,
	2007	2006
	(Thousands)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial loss	$3,078	N/A
Recognized actuarial loss	(201)	N/A
Recognized prior service cost	(39)	N/A

Total recognized in other comprehensive loss	2,838	N/A

Total recognized in net periodic cost and other comprehensive loss	$3,745	N/A

        The accumulated benefit obligation for the Retirement Plan was $39.8 and $38.5 million at December 31, 2007 and 2006, respectively.

        Information on actual and future expected benefit payments related to the Retirement Plan follows:

(Thousands)
Actual benefit payments
2005	$1,380
2006	1,038
2007	1,453
Future expected benefit payments
2008	$1,551
2009	1,754
2010	1,915
2011	2,113
2012	2,305
2013 through 2017	14,884

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Benefit Plans (Continued)

	Year ended December 31,
	2008 Expected	2007 Actual	2006 Actual	2005 Actual
	(Thousands)
Employer contributions:
Required	$1.3	$0.8	$—	$—
Additional discretionary	—	—	—	—

Total	$1.3	$0.8	$—	$—

        Weighted-average assumptions:

	December 31,
	2007	2006
Discount rate:
As of January 1 (for determining net periodic pension cost for years ended December 31)	6.00%	5.75%
As of December 31 (for determining projected benefit obligation at December 31)	6.25%	6.00%
Expected return on plan assets	9.50%	9.50%
Rate of compensation increase	N/A	N/A

        The following table highlights the sensitivity of the Company's pension obligations and expense to changes in assumptions related to the Retirement Plan:

	Impact on Pension Expense	Impact on Projected Benefit Obligation
	(Thousands)
Change in Assumption:
25 basis point increase in discount rate	-160.0	-1,400.0
25 basis point decrease in discount rate	+160.0	+1,400.0
25 basis point increase in rate of return on assets	-90.0	N/A
25 basis point decrease in rate of return on assets	+90.0	N/A

        The Company sets the discount rate assumption annually for its retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by the Company's actuaries and the Company's financial management. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. The Company's expected long-term rate of return on assets assumption for the Retirement Plan was 9.5% in 2007 and 2006.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Benefit Plans (Continued)

        At December 31, 2007 and 2006, the asset allocations for the Retirement Plan, by asset category, are as follows:

	Plan Assets at December 31,
	2008 Target	2007 Actual	2006 Actual
Asset Category:
Equity securities	25–45%	45%	41%
Fixed income securities	40–70%	35%	54%
Cash and equivalents	0–10%	18%	3%
Other	0–10%	2%	2%

Total		100%	100%

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

        The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense for this plan was not significant for 2007, 2006 and 2005. The liability related to this plan was $1.2 and $1.2 million at December 31, 2007 and 2006, respectively, and is included within other liabilities.

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

        Net periodic postretirement benefit cost included the following components:

	Year Ended December 31,
	2007	2006	2005
	(Thousands)
Service cost	$14	$13	$54
Interest cost	118	122	168
Amortization of unrecognized prior service cost	(570)	(619)	(532)
Curtailment gain	—	—	(109)
Amortization of net gains from earlier periods	(231)	(237)	(265)

Net periodic postretirement benefit	$(669)	$(721)	$(684)

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Benefit Plans (Continued)

        The following table sets forth, for the years 2007 and 2006, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the consolidated balance sheets related to postretirement medical and life insurance benefits. The Company uses a December 31 measurement date for its postretirement medical and life insurance plan.

	December 31,
	2007	2006
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(2,105)	$(2,165)
Service cost	(14)	(13)
Interest cost	(118)	(122)
Actuarial gains	174	34
Benefits paid, net of participant contributions	101	161

Benefit obligation at end of year	$(1,962)	$(2,105)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	101	161
Participant contributions	10	19
Benefits paid	(111)	(180)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Funded status	$(1,962)	$(2,105)

Net amount recognized in consolidated balance sheets as accrued benefit cost	$(1,962)	$(2,105)

Amounts recognized in consolidated balance sheets before adoption of SFAS No. 158:
Prepaid benefit cost	N/A	$—
Accrued benefit liability	N/A	(8,452)
Intangible asset	N/A	—
Accumulated other comprehensive income (loss)	N/A	—

Net amount recognized in consolidated balance sheets before adoption of SFAS No. 158	N/A	$(8,452)

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Benefit Plans (Continued)

	December 31,
	2007	2006
	(Thousands)
Amounts recognized in consolidated balance sheets under SFAS No. 158:
Noncurrent assets	$—	$—
Current liabilities	(203)	(210)
Noncurrent liabilities	(1,759)	(1,895)

Net amount recognized in consolidated balance sheets under SFAS No. 158	$(1,962)	$(2,105)

Amounts recognized in other comprehensive income (loss) under SFAS No. 158:
Net actuarial gain	$(2,808)	$(2,864)
Prior service cost	(2,912)	(3,483)

Total	$(5,720)	$(6,347)

Change in accumulated other comprehensive income (loss) due to the adoption of SFAS No. 158:	N/A	$(6,347)

	December 31,
	2007	2006
	(Thousands)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net actuarial gain	$(175)	N/A
Recognized actuarial gain	231	N/A
Recognized prior service credit	571	N/A

Total recognized in other comprehensive loss	627	N/A

Total recognized in net periodic benefit and other comprehensive loss	$(42)	N/A

        The Company's postretirement medical and life insurance plan is unfunded. Benefits are paid from the Company's cash flows from operations as they are incurred. The Company expects to contribute approximately $0.2 million to the plan in 2008, which are related to postretirement life insurance

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Benefit Plans (Continued)

expenses. Information on actual and future expected benefit payments related to the postretirement medical and life insurance plan follows:

(Thousands)
Actual benefit payments
2005	$211
2006	180
2007	111
Future expected benefit payments
2008	$210
2009	207
2010	202
2011	195
2012	188
2013 through 2017	806

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

        Weighted-average assumptions:

	December 31,
	2007	2006
Discount rate:
As of January 1 (for determining net periodic benefit cost for years ended December 31)	6.00%	5.75%
As of December 31 (for determining postretirement benefit obligation)	6.25%	6.00%

Note 16.    Stock/Loan Plan

        In connection with the Company's acquisition of Elk, the Company adopted the Elk Stock/Loan Plan, under which certain Elk employees were granted loans for the purpose of purchasing Elk's common stock, which loans were based on a percentage of their salaries, the performance of their operating units, and also as long-term incentive compensation awards. Under the Stock/Loan Plan, a ratable portion of the loans, which are unsecured, and any accrued interest are forgiven and recognized as compensation expense over five years of continuing service with the Company. If employment is terminated for any reason except death, disability or retirement, the balance of the loan becomes due and payable. No further loans will be made under this plan. Loans outstanding at December 31, 2007 were $3.0 million and are included in other noncurrent assets. The Company recognized expense related to the Elk Stock/Loan Plan of $1.3 million in 2007.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.    2001 Long-Term Incentive Plan and Preferred Stock Option Plan

        On January 1, 1996, the Company established the BMCA Preferred Stock Option Plan (the "1996 Plan") to issue options to certain employees to purchase shares of redeemable convertible preferred stock ("Preferred Stock") of the Company, exercisable at a price of $100 per share. Each share of Preferred Stock was convertible, at the holder's option, into shares of common stock of the Company at a formula price based on Book Value (as defined in the option agreement) as of the date of grant. The options vested ratably over five years and expired after nine years. Dividends would accrue on the Preferred Stock from the date of issuance at the rate of 6% per annum. The Preferred Stock was redeemable, at the Company's option, for a redemption price equal to $100 per share plus accrued and unpaid dividends. The Preferred Stock, and common stock issuable upon conversion of Preferred Stock into common stock, was subject to repurchase by the Company under certain circumstances, at a price equal to current Book Value (as defined in the option agreement). The exercise price of the options to purchase Preferred Stock was equal to the estimated fair value per share of the Preferred Stock at the date of grant. As of December 31, 2007, options to purchase 400,000 shares of Preferred Stock remain available for future grant under the 1996 Plan. No options were granted in 2007, 2006 and 2005.

        Effective December 31, 2000, the Company adopted the 2001 Long-Term Incentive Plan, which allowed employees participating in the 1996 Plan to also participate in the 2001 Long-Term Incentive Plan. During 2001, all employees exchanged their preferred stock options for incentive plan units effective as of December 31, 2000. The 2001 Long-Term Incentive Plan authorizes the grant of incentive units ("Incentive Units") to eligible employees. The 2001 Long-Term Incentive Plan is administered by a Committee appointed by the Board of Directors. The number of Incentive Units granted is determined by the Committee in its sole discretion. Generally, Incentive Units vest cumulatively, in 20% increments over five years, except that Incentive Units granted in exchange for Preferred Stock Options retain the vested status and vesting schedule of the options exchanged and the Committee, in its sole discretion, may issue options with any vesting schedule, other than normally provided in the 2001 Long-Term Incentive Plan. Incentive Units generally are exercisable for a period of six years from the date of grant. The value of Incentive Units is determined at the end of each fiscal quarter based on Book Value (as defined in the plan) at that date less the Book Value as of the date of grant divided by 1,000,010 and is payable in cash upon exercise. The 2001 Long-Term Incentive Plan was to terminate five years after its effective date of December 2000; however, in December 2005, the Committee exercised its right to amend the Plan and extended the term of the Plan through December 2007. In December 2007, the Committee further extended the term of the Plan through December 2009, which could result in future additional compensation expense. If, after a change in control of the Company, as defined, an employee's employment is terminated by the Company for any reason other than Good Cause, as defined, as a result of death or permanent disability, or by the employee for Good Reason, as defined, all incentive units will become fully and immediately vested and payable in cash.

        In 2001, employees exchanged an aggregate of 198,559 stock options granted under the 1996 Plan (discussed above) for an aggregate of 81,862 Incentive Units. At December 31, 2007, 2006 and 2005, 99,120, 98,633 and 146,814 Incentive Units were outstanding, see table below. Compensation expense for such Incentive Units was $1.2, $6.4 and $9.8 million in 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, the 2001 Long-Term Incentive Plan liability amounted to $9.7 and $20.3 million respectively, and was included in accrued liabilities.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.    2001 Long-Term Incentive Plan and Preferred Stock Option Plan (Continued)

        The following is a summary of activity for incentive units related to the 2001 Long-Term Incentive Plan:

	Year Ended December 31,
	2007	2006	2005
Incentive Units outstanding, January 1,	98,633	146,814	124,455
Granted	45,589	6,200	35,205
Exercised	(38,387)	(41,087)	(9,464)
Forfeited	(6,715)	(13,294)	(3,382)

Incentive Units outstanding, December 31,	99,120	98,633	146,814

Vested Units outstanding, December 31,	38,750	55,753	80,190

        The initial value of the 8,000 incentive units granted on July 2, 2007 and the 37,589 incentive units granted on January 1, 2007 was $589.43 and $583.08, respectively. The initial value of the 800 incentive units granted on July 1, 2006 and the 5,400 incentive units granted on January 1, 2006 was $569.74 and $534.19, respectively. The initial value of the incentive units granted on April 1, 2005 was $478.16.

Note 18.    Business Segment Information

        The Company is a leading national manufacturer and marketer of a broad line of asphalt and polymer-based roofing products and accessories for the residential and commercial roofing markets. The Company also manufactures and markets specialty building products and accessories for the professional and do-it-yourself remodeling and residential construction industries. The residential roofing product line consists of laminated and asphalt strip shingles. Sales of residential roofing products in 2007, 2006 and 2005 were $1,727.9, $1,451.4 and $1,459.4 million and represented approximately 75%, 74% and 75%, respectively, of the Company's net sales. Sales of residential roofing products in 2007 included $15.1 million of restructuring-related sales discounts. The Company's commercial roofing product line includes a full line of modified bitumen and asphalt built-up roofing products, thermoplastic polyolefin products, liquid applied membrane systems and roofing accessories for use in the application of commercial roofing systems. Sales of commercial roofing products and accessories in 2007, 2006 and 2005 were $445.3, $442.2 and $416.6 million and represented approximately 19%, 22% and 21%, respectively, of the Company's net sales. Sales of specialty building products and accessories products in 2007, 2006 and 2005 were $136.9, $75.6 and $79.8 million and represented approximately 6%, 4% and 4%, respectively, of the Company's net sales.

        The Company aggregates the residential and commercial product lines into one operating segment since they have similar economic characteristics and are similar in each of the following areas: (i) the nature of the products and services are similar in that they perform the same function—the protection and covering of residential and commercial roofs; (ii) the nature of the production processes are similar; (iii) the type or class of customer for their products and services is similar; (iv) the residential and commercial products have the same distribution channels, whereby the main customers are wholesalers or distributors; and (v) regulatory requirements are generally the same for both the residential and commercial product lines. The specialty building products and accessories products did not meet quantitative thresholds in 2007, 2006 and 2005 to be considered as a reportable segment.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19.    Related Party Transactions

        Included in the consolidated balance sheets are the following receivable (payable) balances with related parties, which arise from operating and financing transactions between the Company and its affiliates:

	December 31,
	2007	2006
	(Thousands)
Tax receivable from parent corporation	$10,016	$9,132

Payable to related parties	$(16,133)	$(5,952)

Loans payable to parent corporation	$(52,840)	$(52,840)

Loans receivable from parent corporation, included in Stockholders' Equity	$56,224	$56,031

        The Company makes loans to, and borrows from, its parent corporations from time to time at rates ranging from 7.3% to 8.3% in 2007. As of December 31, 2007 and 2006, BMCA Holdings Corporation owed the Company $56.2 and $56.0 million, including interest of $1.0 and $0.8 million, respectively, and the Company owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively, with no unpaid interest. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $5.0, $4.9 and $4.0 million in 2007, 2006 and 2005, respectively. Interest expense on the Company's loans from BMCA Holdings Corporation amounted to $4.8, $4.7 and $3.8 million in 2007, 2006 and 2005, respectively. Loans payable to/receivable from its parent corporations are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing the Company's Senior Notes at December 31, 2007, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions. The Company also makes non-interest bearing advances to affiliates, of which no balance was outstanding as of December 31, 2007 and 2006. In addition, the Company did not owe any loans or enter into any lending activities with other affiliates.

        As of December 31, 2007 and 2006, the Company has included on its consolidated balance sheet a tax receivable from parent corporation of $10.0 and $9.1 million, respectively, representing amounts paid in excess of amounts due to G-I Holdings with respect to 2006 under the Tax Sharing Agreement. See Notes 10 and 20.

        In 2007, the Company did not declare or pay a cash dividend to its parent corporation. On December 29, 2006 the Company declared and paid a cash dividend, amounting to $15.0 million to its parent corporation.

        During the years ended December 31, 2007 and December 31, 2006, the Company paid $0 and $24.1 million, respectively, in Federal income tax payments to its parent corporation pursuant to the Tax Sharing Agreement. These amounts are included in the change in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

        Mineral Products:    The Company and its subsidiaries purchase a substantial portion of their headlap roofing granules, colored roofing granules and algae-resistant granules under a long-term

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19.    Related Party Transactions (Continued)

requirements contract with ISP Minerals Inc. ("ISP Minerals"), an affiliate of BMCA and also of International Specialty Products, Inc. and its subsidiaries ("ISP"). In 2007, 2006 and 2005, the Company and its subsidiaries purchased in the aggregate approximately $106.3, $102.3 and $108.3 million, respectively, of roofing granules from ISP Minerals. The amount payable to ISP Minerals at December 31, 2007 and 2006 for such purchases was $15.1 and $5.2 million, respectively, and is included in payable to related parties in the consolidated balance sheets.

        Management Agreements:    Pursuant to a management agreement, a subsidiary of ISP provides certain general management, administrative, legal and facilities services to the Company, including the use of the Company's headquarters in Wayne, New Jersey. Charges to the Company by ISP for these services under the management agreement, inclusive of the services provided to G-I Holdings, discussed below, aggregated $6.7, $6.1 and $5.8 million for 2007, 2006 and 2005, respectively. These charges consist of management fees and other reimbursable expenses attributable to the Company, or incurred by ISP for the benefit of the Company. The amount payable to ISP for management fees as of December 31, 2007 and 2006 was $0.5 and $0.4 million, respectively, and is included in payable to related parties in the consolidated balance sheets. The management agreement also provides that the Company is responsible for providing management services to G-I Holdings and certain of its subsidiaries and that G-I Holdings pay to the Company a management fee for these services. The aggregate amount paid by G-I Holdings to the Company for services rendered under the management agreement in 2007, 2006 and 2005 was approximately $0.8, $0.9 and $0.8, respectively. The Company also allocates a portion of the management fees payable by the Company under the management agreement as lease payments for the use of the Company's headquarters.

        Tax Sharing Agreement:    See Note 10.

Note 20.    Commitments and Contingencies

        The Company's parent corporations, G-I Holdings and BMCA Holdings Corporation, are essentially holding companies without independent businesses or operations. G-I Holdings and BHC are presently dependent upon the earnings and cash flows of their subsidiaries, principally the Company, in order to satisfy their net obligations, including various tax and other claims and liabilities (net of certain insurance receivables), including tax liabilities relating to the surfactants partnership, see Note 10. G-I Holdings has advised the Company that it expects to obtain funds to satisfy G-I Holdings' operating expenses from, among other things, distributions from subsidiaries (principally the Company). See Notes 8, 10 and 19.

        On January 5, 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. The Company is not included in such bankruptcy filing. There are restrictions under the indentures relating to the Senior Notes and the Senior Secured Revolving Credit Facility on payments by the Company to its parent corporations.

        During the twelve months ending December 31, 2008, the Company expects to make distributions and/or advances to its parent corporations to satisfy the obligations discussed above for not more than the extent permitted by the Senior Secured Revolving Credit Facility and the Senior Notes. The Company does not believe that the dependence of its parent corporations on the cash flows of their subsidiaries should have a material adverse effect on the operations, liquidity or capital resources of the Company. See Notes 8, 10, 13 and 19.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20.    Commitments and Contingencies (Continued)

        At December 31, 2007, the Company had outstanding letters of credit of approximately $56.0 million under the Senior Secured Revolving Credit Facility, which includes approximately $11.1 million of standby letters of credit related to certain obligations of G-I Holdings. See Note 8.

        In June 2001, the Company entered into employment security agreements with certain of its executive officers and key personnel. The agreements have no expiration date, are supported by irrevocable letters of credit and provide for a single-sum payment consisting of one to two times salary and bonus and related benefits if employment is terminated or a change in employment responsibilities occurs within a thirty-six month period following the change in control event, as defined. At December 31, 2007 the aggregate value of the employment security agreements was $6.4 million, which excludes the cost of medical benefits and any amounts due under the 2001 Long-Term Incentive Plan.

        In the ordinary course of business, the Company has several supply agreements that include minimum annual purchase requirements amounting to $142.9 million at December 31, 2007 payable over the next five years. In the event these purchase requirements are not met, the Company may be required to make payments under these supply agreements.

        The leases for certain property, plant and equipment at certain of the Company's glass mat and roofing facilities are accounted for as capital leases, see Note 13. The Company is also a lessee under operating leases principally for warehouses, production machinery and equipment, and transportation and computer equipment. Rental expense on operating leases was $52.2, $42.6 and $37.2 million for 2007, 2006 and 2005, respectively. Future minimum lease payments for properties which were held under long-term noncancellable leases as of December 31, 2007 were as follows:

Operating Leases
(Thousands)
2008	$22,028
2009	18,811
2010	15,369
2011	12,051
2012	9,745
Thereafter	26,005

Total minimum payments	$104,009

        The Company adopted the provisions of SAB No. 108 during its fourth quarter of 2006. In accordance with the transition provision of SAB No. 108, the Company recorded a $1.9 million, net of tax of $1.2 million, decrease to opening retained earnings to reflect the recognition of rent expense on a straight-line basis related to rent escalations in certain operating leases.

        Included in net sales in 2007 were net sales to two customers of 13% and 14%, respectively, in 2006, 16% and 13%, respectively, and in 2005, 17% and 12%, respectively. No other customer accounted for more than 10% of net sales in 2007, 2006 or 2005.

        The Company includes in other expense, net certain legal fees related to its business. For 2007, 2006 and 2005 the Company included $4.9, $3.8 and $6.6 million, respectively, of legal fees in other expense, net.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21.    Guarantor Financial Information

        At December 31, 2007, all of the Company's subsidiaries, including Elk, each of which is wholly-owned by the Company, are guarantors under the Company's Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the indentures governing the Senior Notes. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, was a co-obligor on the 8% Senior Notes due 2007, which were redeemed during 2007. In 2007, BMCA Acquisition Inc., the direct parent of Elk, and Elk, as a result of its merger with BMCA Acquisition Sub, were co-obligors on the Senior Secured Revolving Credit Facility, the Term Loan and the Junior Lien Term Loan.

        The Company and BMMC entered into license agreements, effective January 1, 1999, for the right to use intellectual property, including patents, trademarks, know-how, and franchise rights owned by Building Materials Investment Corporation, a wholly-owned subsidiary of the Company, for a license fee stated as a percentage of net sales. The license agreements were for a period of one year each and were subject to automatic renewal unless either party terminated with 60 days written notice. Also, effective January 1, 1999, BMMC sold all finished goods to the Company at a manufacturing profit. Such agreements and the related sale of finished goods were terminated on December 31, 2006.

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

        Presented below is condensed consolidating financial information for the Company, the co-obligor subsidiaries and the guarantor subsidiaries. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto. Separate financial statements for the Company and the guarantor subsidiaries are not included herein, because the guarantees are full, unconditional and joint and several.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21.    Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2007
(Thousands)

	Parent Company	Co-Obligor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,725,601	$494,785	$89,687	$—	$2,310,073
Intercompany net sales	—	1,319,682	1,525,007	(2,844,689)	—

Total net sales	1,725,601	1,814,467	1,614,694	(2,844,689)	2,310,073

Costs and expenses:
Cost of products sold	1,472,000	1,657,000	1,411,273	(2,844,689)	1,695,584
Selling, general and administrative	225,167	232,391	38,658	—	496,216
Amortization of intangible assets	—	6,785	—	—	6,785
Restructuring and other expenses	8,849	74,710	58,084	—	141,643
Other income, net	(2,121)	(561)	(73)	—	(2,755)

Total costs and expenses	1,703,895	1,970,325	1,507,942	(2,844,689)	2,337,473

Income (loss) before equity (loss) in earnings of subsidiaries, interest expense and income taxes	21,706	(155,858)	106,752	—	(27,400)
Equity (loss) in earnings of subsidiaries	(71,448)	—	—	71,448	—
Interest expense	(119,623)	(28,818)	(32,997)	—	(181,438)

Income (loss) before income taxes	(169,365)	(184,676)	73,755	71,448	(208,838)
Income tax (expense) benefit	34,839	65,708	(26,235)	—	74,312

Net income (loss)	$(134,526)	$(118,968)	$47,520	$71,448	$(134,526)

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21.    Guarantor Financial Information (Continued)

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

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21.    Guarantor Financial Information (Continued)

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

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21.    Guarantor Financial Information (Continued)

Condensed Consolidating Balance Sheet
December 31, 2007
(Thousands)

	Parent Company	Co-Obligor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$153	$6,171	$—	$6,324
Accounts receivable, trade, net	198,781	3,753	8,323	—	210,857
Accounts receivable, other	2,229	8,415	148	—	10,792
Income tax receivable	—	11,968	—	—	11,968
Income tax receivable from parent corporation	10,016	—	—	—	10,016
Inventories, net	—	271,659	45,253	—	316,912
Deferred income tax assets	38,017	—	—	—	38,017
Other current assets	5,644	8,005	49	—	13,698

Total Current Assets	254,687	303,953	59,944	—	618,584
Investment in subsidiaries	1,557,024	—	—	(1,557,024)	—
Intercompany loans including accrued interest	767,084	(194,715)	(572,369)	—	—
Due from/(to) subsidiaries, net	(787,818)	(280,019)	1,067,837	—	—
Property, plant and equipment, net	—	556,987	115,826	—	672,813
Goodwill	40,080	594,351	20,769	—	655,200
Intangible assets, net	—	207,635	—	—	207,635
Other noncurrent assets	86,604	33,518	37	—	120,159

Total Assets	$1,917,661	$1,221,710	$692,044	$(1,557,024)	$2,274,391

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$14,530	$8,725	$1,375	$—	$24,630
Accounts payable	21	131,357	10,872	—	142,250
Payable to related parties	992	14,795	346	—	16,133
Loans payable to parent corporation	52,840	—	—	—	52,840
Accrued liabilities	63,402	69,215	3,359	—	135,976
Product warranty claims	13,500	—	—	—	13,500
Discontinued operations—current liabilities	—	560	—	—	560

Total Current Liabilities	145,285	224,652	15,952	—	385,889
Long-term debt	1,653,298	64,277	11,820	—	1,729,395
Product warranty claims	25,755	5,369	100	—	31,224
Deferred income tax liabilities	60,869	—	—	—	60,869
Other liabilities	128,772	34,388	172	—	163,332

Total Liabilities	2,013,979	328,686	28,044	—	2,370,709
Total Stockholders' Equity (Deficit)	(96,318)	893,024	664,000	(1,557,024)	(96,318)

Total Liabilities and Stockholders' Equity (Deficit)	$1,917,661	$1,221,710	$692,044	$(1,557,024)	$2,274,391

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21.    Guarantor Financial Information (Continued)

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

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21.    Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2007
(Thousands)

	Parent Company	Co-Obligor Subsidiaries	Guarantor Subsidiaries	Consolidated
Cash and cash equivalents, beginning of year	$18	$1,870	$5,889	$7,777

Cash provided by (used in) operating activities:
Net income (loss)	(63,078)	(118,968)	47,520	(134,526)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of assets	—	(4,415)	(38)	(4,453)
Depreciation	—	59,101	9,905	69,006
Amortization of intangible and other assets	—	10,242	—	10,242
Restructuring and other expenses	23,531	99,158	58,323	181,012
Deferred income taxes	(80,635)	—	—	(80,635)
Noncash interest charges	8,400	370	679	9,449
Decrease in working capital items	9,949	19,235	26,179	55,363
Increase (decrease) in product warranty claims	1,469	(291)	(301)	877
(Increase) decrease in other assets	(5,863)	394	(908)	(6,377)
Increase (decrease) in other liabilities	8,983	(1,258)	33	7,758
Change in net receivable from/payable to related parties/parent corporations	(1,063,271)	1,198,901	(126,333)	9,297
Other, net	—	530	649	1,179

Net cash provided by (used in) operating activities	(1,160,515)	1,262,999	15,708	118,192

Cash used in investing activities:
Acquisition of ElkCorp, net of cash acquired of $0.1 million	—	(945,295)	—	(945,295)
Capital expenditures and acquisitions	—	(54,131)	(30,380)	(84,511)
Proceeds from sale of assets	—	6,755	—	6,755

Net cash used in investing activities	—	(992,671)	(30,380)	(1,023,051)

Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	2,431,849	25,900	—	2,457,749
Repayments of long-term debt	(1,229,608)	(327,983)	(8)	(1,557,599)
Proceeds from sale-leasebacks	—	30,038	14,962	45,000
Settlement of treasury lock hedges	(4,896)	—	—	(4,896)
Distribution to parent corporation	(171)	—	—	(171)
Loan to parent corporation	(193)	—	—	(193)
Financing fees and expenses	(36,484)	—	—	(36,484)

Net cash provided by (used in) financing activities	1,160,497	(272,045)	14,954	903,406

Net change in cash and cash equivalents	(18)	(1,717)	282	(1,453)

Cash and cash equivalents, end of year	$—	$153	$6,171	$6,324

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21.    Guarantor Financial Information (Continued)

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

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21.    Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2005
(Thousands)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Consolidated
Cash and cash equivalents, beginning of year	$12	$200	$129,270	$129,482

Cash provided by (used in) operating activities:
Net income (loss)	(3,558)	12,485	52,063	60,990
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	3,621	36,375	5,114	45,110
Amortization	—	2,687	—	2,687
Deferred income taxes	16,232	—	—	16,232
Noncash interest charges, net	4,168	1,317	—	5,485
(Increase) decrease in working capital items	(48,015)	19,972	(1,430)	(29,473)
Decrease in product warranty claims	(911)	—	—	(911)
Increase in other assets	(4,798)	(3,652)	—	(8,450)
Increase in other liabilities	2,215	—	90	2,305
Change in net receivable from/payable to
related parties/parent corporations	178,024	(37,858)	(145,783)	(5,617)
Other, net	(63)	(482)	1,857	1,312

Net cash provided by (used in) operating activities	146,915	30,844	(88,089)	89,670

Cash provided by (used in) investing activities:
Capital expenditures and acquisition of manufacturing facility	(2,025)	(28,214)	(34,821)	(65,060)
Proceeds from sale of assets	4,132	—	585	4,717

Net cash provided by (used in) investing activities	2,107	(28,214)	(34,236)	(60,343)

Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	553,000	—	—	553,000
Repayments of long-term debt	(686,000)	(2,650)	(252)	(688,902)
Distributions to parent corporation	(47)	—	—	(47)
Dividends to parent corporation	(15,000)	—	—	(15,000)
Loan to parent corporation	(149)	—	—	(149)
Financing fees and expenses	(829)	—	—	(829)

Net cash used in financing activities	(149,025)	(2,650)	(252)	(151,927)

Net change in cash and cash equivalents	(3)	(20)	(122,577)	(122,600)

Cash and cash equivalents, end of year	$9	$180	$6,693	$6,882

BUILDING MATERIALS CORPORATION OF AMERICA

SUPPLEMENTARY DATA (UNAUDITED)

Quarterly Financial Data (Unaudited)

	2007 by Quarter				2006 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Millions)
Net sales(1)	$530.0	$663.3	$680.7	$436.1	$505.0	$535.9	$530.3	$398.0
Cost of products sold(1)	392.9	486.0	493.4	323.3	359.5	369.1	372.2	295.6

Gross profit	$137.1	$177.3	$187.3	$112.8	$145.5	$166.8	$158.1	$102.4

Income (loss) before interest and income taxes(1)	$25.5	$(14.7)	$25.7	$(63.9)	$31.2	$48.7	$43.3	$1.6

Interest expense(2)	(49.3)	(45.7)	(44.3)	(42.1)	(14.5)	(16.1)	(15.8)	(15.1)

Income (loss) before income taxes	(23.8)	(60.4)	(18.6)	(106.0)	16.7	32.6	27.5	(13.5)
Income tax (expense) benefit	8.5	15.9	7.4	42.5	(6.3)	(12.4)	(10.4)	4.6

Net income (loss)	$(15.3)	$(44.5)	$(11.2)	$(63.5)	$10.4	$20.2	$17.1	$(8.9)

(1)
The operating results for 2007 include $181.0 million of restructuring and other expenses, of which $15.1 million was included as a reduction in net sales due to restructuring-related sales discounts and $24.3 million was included in cost of products sold related to the acquisition of Elk.

(2)
Interest expense for 2007 includes $23.2 million of debt restructuring costs related to the acquisition of Elk.

SCHEDULE II

BUILDING MATERIALS CORPORATION OF AMERICA
VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2007

Description	Balance January 1, 2007	Charged to Sales or Expenses		Deductions		Other		Balance December 31, 2007
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$1,319	$1,588		$1,948	(b)	$2,471	(c)	$3,430
Allowance for customer incentives	50,942	372,174	(a)	387,394	(d)	29,110	(e)	64,832
Reserve for inventory market valuation	2,224	40,009	(f)	21,689	(f)	572	(g)	21,116
Product warranty claims	26,971	20,997		16,918		13,674	(h)	44,724

Year Ended December 31, 2006

Description	Balance January 1, 2006	Charged to Sales or Expenses		Deductions		Other		Balance December 31, 2006
	(Thousands)
Valuation and Qualifying Accounts
Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$2,310	$(1,017)		$(26)	(b)	$—		$1,319
Allowance for customer incentives	74,505	270,302	(a)	293,865		—		50,942
Reserve for inventory market valuation	4,756	135		2,667		—		2,224
Product warranty claims	31,202	21,220		22,951		(2,500)	(i)	26,971

Year Ended December 31, 2005

Description	Balance January 1, 2005	Charged to Sales or Expenses		Deductions		Other	Balance December 31, 2005
	(Thousands)
Valuation and Qualifying Accounts
Deducted from Assets To Which They Apply:
Allowance for doubtful accounts	$1,139	$1,230		$59	(b)	$—	$2,310
Allowance for customer incentives	59,010	266,215	(a)	250,720		—	74,505
Reserve for inventory market valuation	2,477	3,870		1,591		—	4,756
Product warranty claims	32,113	22,880		23,791		—	31,202

Notes:

(a)
Amount charged to net sales, which includes ElkCorp ("Elk") for 2007 from February 22, 2007 ("date of acquisition").

S-1

BUILDING MATERIALS CORPORATION OF AMERICA
VALUATION AND QUALIFYING ACCOUNTS (Continued)

(b)
Represents write-offs of uncollectible accounts net of recoveries, which includes Elk for 2007 from the date of acquisition.

(c)
Represents allowance for doubtful accounts balance related to the acquisition of Elk.

(d)
Deductions include Elk for 2007 from the date of acquisition.

(e)
Represents allowance for customer incentives related to the acquisition of Elk.

(f)
Amounts include purchase accounting and restructuring activity related to the acquisition of Elk from the date of acquisition.

(g)
Represents reserve for inventory market valuation balance acquired from Elk.

(h)
Represents warranty reserve balance acquired from Elk.

(i)
Represents FTB No. 90-1 and SAB No. 108 adjustments. (See Note 2 to Consolidated Financial Statements.)

S-2

QuickLinks

ADDITIONAL REGISTRANTS
BUILDING MATERIALS CORPORATION OF AMERICA Form 10-K for the fiscal year ended December 31, 2007
TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data .
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure .
  Item 9A(T). Controls and Procedures.
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
Compensation Discussion and Analysis
Summary Compensation Table
Outstanding Equity Awards at December 31, 2007
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
EXHIBIT INDEX
SIGNATURES
BUILDING MATERIALS CORPORATION OF AMERICA FORM 10-K INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS, CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
FAIR VALUES OF ASSETS ACQUIRED AND LIABILITIES ASSUMED RELATED TO THE ACQUISITION OF ELK FEBRUARY 22, 2007 (Thousands)
BUILDING MATERIALS CORPORATION OF AMERICA SELECTED FINANCIAL DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BUILDING MATERIALS CORPORATION OF AMERICA CONSOLIDATED STATEMENTS OF OPERATIONS
BUILDING MATERIALS CORPORATION OF AMERICA CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
BUILDING MATERIALS CORPORATION OF AMERICA CONSOLIDATED STATEMENTS OF CASH FLOWS
BUILDING MATERIALS CORPORATION OF AMERICA CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FAIR VALUES OF ASSETS ACQUIRED AND LIABILITIES ASSUMED RELATED TO THE ACQUISITION OF ELK FEBRUARY 22, 2007 (Thousands)
Condensed Consolidating Statement of Operations Year Ended December 31, 2007 (Thousands)
Condensed Consolidating Statement of Income Year Ended December 31, 2006 (Thousands)
Condensed Consolidating Statement of Income Year Ended December 31, 2005 (Thousands)
Condensed Consolidating Balance Sheet December 31, 2007 (Thousands)
Condensed Consolidating Balance Sheet December 31, 2006 (Thousands)
Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2007 (Thousands)
Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2006 (Thousands)
Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2005 (Thousands)
BUILDING MATERIALS CORPORATION OF AMERICA SUPPLEMENTARY DATA (UNAUDITED) Quarterly Financial Data (Unaudited)
  SCHEDULE II
Year Ended December 31, 2007
Year Ended December 31, 2006
Year Ended December 31, 2005