Form 10-Q
period 2008-03-30
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP
filed 2008-05-14
CIK 927314, 1078706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended MARCH 30, 2008

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

    Large accelerated filer |_|                           Accelerated filer |_|
    Non-accelerated filer   |X|                           Smaller reporting |_|
    (Do not check if a smaller company
     reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of May 14, 2008, 1,015,010 shares of Class A Common Stock, $.001 par value of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of May 14, 2008, the additional registrant had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrant. As of May 14, 2008, no shares of the registrant or the additional registrant were held by non-affiliates.

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
                                                                                      (973) 628-3000


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


                  BUILDING MATERIALS CORPORATION OF AMERICA

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                          FIRST QUARTER ENDED
                                                       ------------------------
                                                       MARCH 30,       APRIL 1,
                                                          2008           2007
                                                       ---------      ---------


Net sales ...........................................  $ 570,276      $ 529,990
                                                       ---------      ---------

Costs and expenses:

  Cost of products sold .............................    424,915        392,937
  Selling, general and administrative ...............    105,809        111,160
  Amortization of intangible assets .................      2,846             --
  Restructuring and other expenses ..................     20,825             --
  Other expense, net ................................      1,008            419
                                                       ---------      ---------
    Total costs and expenses, net .......                555,403        504,516
                                                       ---------      ---------
Income before interest expense and income
  taxes .............................................     14,873         25,474
Interest expense ....................................    (39,865)       (49,278)
                                                       ---------      ---------
Loss before income taxes ............................    (24,992)       (23,804)
Income tax benefit ..................................      9,947          8,522
                                                       ---------      ---------
Net loss ............................................  $ (15,045)     $ (15,282)
                                                       =========      =========










The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  BUILDING MATERIALS CORPORATION OF AMERICA

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 MARCH 30,
                                                                   2008         DECEMBER 31,
ASSETS                                                          (UNAUDITED)         2007
Current Assets:                                                -----------      -----------
  Cash and cash equivalents ................................   $    20,744      $     6,324
  Accounts receivable, trade, net ..........................       395,304          210,857
  Accounts receivable, other ...............................         8,075           10,792
  Income tax receivable ....................................        11,837           11,968
  Inventories, net .........................................       286,487          316,912
  Deferred income tax assets ...............................        37,754           38,017
  Other current assets .....................................        19,445           13,698
                                                               -----------      -----------
    Total Current Assets ...................................       779,646          608,568
Property, plant and equipment, net .........................       664,136          672,813
Goodwill ...................................................       653,964          655,200
Intangible assets, net .....................................       204,789          207,635
Income tax receivable from parent corporation ..............        10,016           10,016
Other noncurrent assets ....................................       121,800          120,159
                                                               -----------      -----------
Total Assets ...............................................   $ 2,434,351      $ 2,274,391
                                                               ===========      ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Current maturities of long-term debt .....................   $    26,594      $    24,630
  Accounts payable .........................................       172,268          142,250
  Payable to related parties ...............................        21,301           16,133
  Loans payable to parent corporation ......................        52,840           52,840
  Accrued liabilities ......................................       131,681          135,976
  Product warranty claims ..................................        16,200           13,500
  Discontinued operations - current liabilities ............           560              560
                                                               -----------      -----------
  Total Current Liabilities ................................       421,444          385,889
                                                               -----------      -----------
Long-term debt .............................................     1,881,928        1,729,395
                                                               -----------      -----------
Product warranty claims ....................................        30,115           31,224
                                                               -----------      -----------
Deferred income tax liabilities ............................        37,530           60,869
                                                               -----------      -----------
Other liabilities ..........................................       194,024          163,332
                                                               -----------      -----------
Commitments and Contingencies - Note 13
Stockholders' Deficit:
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    400,000 shares authorized; no shares issued ............            --               --
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding .................................             1                1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; no shares issued ............            --               --
  Loans receivable from parent corporation .................       (56,262)         (56,224)
  Accumulated deficit ......................................       (31,541)         (16,496)
  Accumulated other comprehensive loss .....................       (42,888)         (23,599)
                                                               -----------      -----------
    Total Stockholders' Deficit ............................      (130,690)         (96,318)
                                                               -----------      -----------
Total Liabilities and Stockholders' Deficit ................   $ 2,434,351      $ 2,274,391
                                                               ===========      ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  BUILDING MATERIALS CORPORATION OF AMERICA

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                           FIRST QUARTER ENDED
                                                      ----------------------------
                                                       MARCH 30,        APRIL 1,
                                                         2008             2007
                                                      -----------      -----------
Cash and cash equivalents, beginning of period ..     $     6,324      $     7,777
                                                      -----------      -----------
Cash used in operating activities:
  Net loss ......................................         (15,045)         (15,282)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation ..............................          17,841           15,039
      Amortization of intangible and other assets           3,763              949
      Restructuring and other expenses ..........          28,024               --
      Deferred income taxes .....................         (11,253)           3,079
      Noncash interest charges ..................           2,252            4,380
  Increase in working capital items .............        (158,227)        (175,908)
  Increase in product warranty claims ...........           1,591              962
  Increase in other assets ......................          (4,138)            (482)
  Increase in other liabilities .................             584            1,494
  Increase (decrease) in net payable to related
    parties/parent corporations .................           5,168           (1,636)
  Other, net ....................................            (746)             265
                                                      -----------      -----------
Net cash used in operating activities ...........        (130,186)        (167,140)
                                                      -----------      -----------
Cash used in investing activities:
  Acquisition of ElkCorp, net of cash acquired
    of $0.1 million .............................              --         (974,309)
  Capital expenditures and acquisitions .........          (9,234)         (29,867)
                                                      -----------      -----------
Net cash used in investing activities ...........          (9,234)      (1,004,176)
                                                      -----------      -----------
Cash provided by financing activities:
  Proceeds from issuance of long-term debt ......         266,000        1,975,749
  Principal repayments of capital leases ........          (1,551)              --
  Repayments of long-term debt ..................        (110,009)        (772,246)
  Distribution to parent corporation ............              --             (171)
  Loan to parent corporation ....................             (38)             (49)
  Financing fees and expenses ...................            (562)         (33,688)
                                                      -----------      -----------
Net cash provided by financing activities .......         153,840        1,169,595
                                                      -----------      -----------
Net change in cash and cash equivalents .........          14,420           (1,721)
                                                      -----------      -----------
Cash and cash equivalents, end of period ........     $    20,744      $     6,056
                                                      ===========      ===========


                        (CONTINUED ON THE FOLLOWING PAGE)

                  BUILDING MATERIALS CORPORATION OF AMERICA

                             (DOLLARS IN THOUSANDS)

                                                             FIRST QUARTER ENDED
                                                          ------------------------
                                                          MARCH 30,       APRIL 1,
                                                            2008           2007
                                                          ---------      ---------
Supplemental Cash Flow Information:
Effect on cash from changes in working capital items:
  Increase in accounts receivable trade and accounts
   receivable other .................................     $(181,730)     $(168,974)
  Decrease in inventories, net ......................        27,917         15,184
  Increase in other current assets ..................        (5,747)        (2,670)
  Increase (decrease) in accounts payable ...........        31,605        (13,858)
  Decrease in accrued liabilities ...................        (4,945)        (5,590)
  Payments for restructuring and other expenses .....       (25,327)            --
                                                          ---------      ---------
  Net effect on cash from increase in working capital
   items ............................................     $(158,227)     $(175,908)
                                                          =========      =========
  Cash paid during the period for:
    Interest (net of amount capitalized of $68 and
     $911 in 2008 and 2007, respectively) ...........     $  40,662      $  33,570

    Income taxes ....................................     $      45      $     219



























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  BUILDING MATERIALS CORPORATION OF AMERICA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.  FORMATION OF THE COMPANY

      Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. On February 22, 2007, ("date of acquisition") a subsidiary of BMCA acquired approximately 90% of the outstanding common shares of ElkCorp ("Elk"), a Dallas, Texas-based manufacturer of roofing products and building materials. The remaining common shares of Elk were acquired on March 26, 2007, resulting in Elk becoming an indirect wholly-owned subsidiary of BMCA. See Note 3 for a description of the acquisition. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at March 30, 2008, and the results of its operations and its cash flows for the first quarter ended March 30, 2008 and April 1, 2007, respectively. All adjustments are of a normal recurring nature, except for restructuring and other expenses and debt restructuring costs recorded in the Company's statement of operations for the first quarter ended March 30, 2008 and April 1, 2007, respectively. Net sales of roofing products and specialty building products and accessories are generally seasonal in nature. Accordingly, the results of operations and cash flows in the respective quarterly ended periods will vary depending on the time of the year. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission (the "SEC") on March 28, 2008 (the "2007 Form 10-K").

Reclassifications

      Certain reclassifications have been made to conform to current year presentation.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

      In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements, which is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2 "Partial Deferral to the Effective Date of Statement 157" ("FSP No. 157-2"), which is effective for fiscal years beginning after November 15, 2008 and excludes SFAS No. 13, "Accounting for Leases," defers certain non-financial assets and non-financial liabilities and further clarifies the principles in SFAS No. 157 on the fair value measurement of liabilities. The Company's adoption of the provisions of SFAS No. 157 for all other items not deferred by FSP No. 157-2 in its first quarter of 2008 did not have a material effect on its consolidated financial

                  BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

statements. The Company is currently evaluating the provisions of FSP No. 157-2 and does not expect that the adoption will have a material effect on its consolidated financial statements.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the "fair value option," will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") to achieve similar results. SFAS No. 159 applies to all entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is expected to expand the use of fair value measurements for financial instruments. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Retrospective application is not permitted. In the first quarter of 2008, the Company exercised its option to decline its adoption of SFAS No. 159.

      In December 2007, the FASB issued SFAS No. 141 (revised in 2007) "Business Combinations" ("SFAS No. 141R"), which provides revised guidance on how an acquiring company should recognize and measure the identifiable assets acquired, liabilities assumed, any noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands the required disclosures related to the nature and financial statement effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for business combinations completed in fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141R during its fiscal year ending December 31, 2009 and, therefore, has not determined the effect, if any, the adoption of SFAS No. 141R will have on its results of operations or financial position.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"), which establishes requirements for ownership interests in subsidiaries held by parties other than the Company (minority interests) to be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. Any changes in the parent's ownership interests are required to be accounted for in a consistent manner as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning

                  BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

after December 15, 2008; however, the presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company will adopt the provisions of SFAS No. 160 in its fiscal year ending December 31, 2009. The Company does not expect the adoption to have any impact on its results of operations or financial position because it does not have any noncontrolling interests.

      In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No. 133 and is intended to improve financial reporting related to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective on a prospective basis for fiscal years beginning on or after November 15, 2008. The Company will adopt the disclosure provisions of SFAS No. 161 during its first quarter of fiscal year ending December 31, 2009.

NOTE 3.  ACQUISITION

      On February 22, 2007, a subsidiary of BMCA acquired approximately 90% of ElkCorp common shares at a purchase price of $43.50 per common share. On March 26, 2007, the remaining Elk common shares were acquired in a second step merger in exchange for the right to receive $43.50 per share in cash, which resulted in Elk becoming an indirect wholly-owned subsidiary of BMCA. The acquisition of the Elk common shares was completed at a purchase price of approximately $945.3 million, net of $0.1 million of cash acquired and net of the repayment of $195.0 million of the then outstanding Elk senior notes, which were assumed in connection with the acquisition and repaid in March 2007.

      The Company financed the purchase of Elk, refinanced certain of BMCA's then outstanding debt and repaid all of Elk's then outstanding senior notes of $195.0 million with the proceeds from its new senior secured credit facilities. The Company's new senior secured credit facilities consist of a $600.0 million Senior Secured Revolving Credit Facility (the "Senior Secured Revolving Credit Facility"), a $975.0 million Term Loan (the "Term Loan") and a $325.0 million Junior Lien Term Loan Facility (the "Junior Lien Term Loan", and collectively with the Senior Secured Revolving Credit Facility and the Term Loan, the "Senior Secured Credit Facilities"). See Note 7 for a description of the Senior Secured Credit Facilities.

      The Elk acquisition was accounted for under the purchase method of accounting as prescribed by SFAS No. 141 "Business Combinations" ("SFAS No. 141"), which requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the date of acquisition, with amounts exceeding their fair value being recorded as goodwill. During the first quarter ended March 30, 2008,

                  BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 3.  ACQUISITION - (CONTINUED)

the Company completed its purchase price allocation of the assets and liabilities acquired from Elk (see table below). The operating results of Elk are included in the Company's results of operations from the date of acquisition.

      The following table represents the final fair values of assets acquired and liabilities assumed related to the acquisition of Elk as of the date of acquisition with amounts paid in excess of their fair values being recorded as goodwill.


                    Goodwill ...................  $  589,170
                                                  ==========

                    Total assets acquired ......  $1,411,910
                    Total liabilities assumed...     466,514
                                                  ----------
                    Net assets acquired ........  $  945,396
                                                  ==========


      During the second quarter of 2007, the Company initiated a restructuring plan (the "2007 Restructuring Plan"), which was formulated in connection with the acquisition of Elk (see Note 4). In connection with the Elk acquisition and pursuant to SFAS No. 141 and Emerging Issues Task Force ("EITF") No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF No. 95-3"), the Company identified $8.7 million in purchase accounting adjustments, which related to employee severance payments to former Elk employees and lease termination expenses. As of March 30, 2008, the Company had paid $2.9 million for severance costs and $0.8 million for lease termination expenses. The Company expects to make approximately $5.0 million of lease termination payments through 2019. The Company's employee severance payments included the termination of approximately 130 Elk employees, including certain management positions, in the manufacturing and selling and administrative areas.

NOTE 4.  RESTRUCTURING AND OTHER EXPENSES

      The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the Elk acquisition and to reduce the Company's current cost structure. The 2007 Restructuring Plan is expected to be fully implemented during the Company's fiscal year ending December 31, 2008. The Company accounts for its restructuring activities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") and EITF No. 96-9 "Classification of Inventory Markdowns and Other Costs Associated with Restructuring" ("EITF No. 96-9").

                  BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4.  RESTRUCTURING AND OTHER EXPENSES - (CONTINUED)

2007 Restructuring Charges

      In connection with the acquisition of Elk, the Company identified $191.9 million in restructuring and other expenses in its fiscal year ended December 31, 2007, of which $97.0 million related to property, plant and equipment write-downs at certain of its existing manufacturing facilities and $25.1 million related to plant closing expenses. Restructuring and other expenses also included $2.0 million in employee severance payments and $67.8 million in integration-related expenses, which primarily consisted of $24.3 million of inventory-related write-downs, $15.1 million of restructuring-related sales discounts, $1.4 million of lease termination expenses and $27.0 million of other integration expenses.

      The Company recorded $181.0 million of the aforementioned restructuring and other expenses in its statement of operations as of December 31, 2007, of which $15.1 million was reflected as a reduction in net sales due to restructuring-related sales discounts, $24.3 million was charged to cost of products sold and $141.6 million was charged to restructuring and other expenses.

Three-Months Ended March 30, 2008 Restructuring Charges

      The Company identified an additional $26.2 million of restructuring and other expenses in its first quarter ended March 30, 2008, which included $9.3 million of plant closing expenses, $1.2 million in employee severance payments and $15.7 million in integration-related expenses. Integration-related expenses primarily consisted of $6.1 million of inventory write-downs, $1.1 million of restructuring-related sales discounts and $8.5 million of other integration expenses.

      The Company recorded an additional $28.0 million of restructuring and other expenses in its statement of operations in the three-month period ended March 30, 2008, of which $1.1 million was reflected as a reduction in net sales due to restructuring-related sales discounts, $6.1 million was charged to cost of products sold and $20.8 million was charged to restructuring and other expenses. The Company expects to incur the remaining $9.1 million of identified restructuring and other expenses and make the remaining cash payments related to its accrual during its fiscal year ending December 31, 2008.

                  BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 4.  RESTRUCTURING AND OTHER EXPENSES - (CONTINUED)

      The table below details the Company's restructuring and other expense accruals and charges made against the accrual during its first quarter of fiscal year ending December 31, 2008:

                                PLANT         EMPLOYEE
RESTRUCTURING AND               CLOSING       SEVERANCE   INTEGRATION
OTHER EXPENSES                  EXPENSES      PAYMENTS      EXPENSES        TOTAL
-----------------               --------      --------      --------      --------
                                                   (THOUSANDS)
Beginning balance, as of
 December 31, 2007 ........     $  2,905      $     --      $ 10,945      $ 13,850

Current period costs
 recognized due to the
 acquisition of Elk .......       10,783         1,165        16,076        28,024

Cash payments .............      (10,371)       (1,165)      (13,791)      (25,327)

Amount charged to property,
 plant and equipment for
 asset write-down .........          (46)           --            --           (46)

Amount charged to write-off
 inventory ................          (63)           --          (846)         (909)

Non-cash items ............           --            --          (133)         (133)
                                --------      --------      --------      --------
Ending balance, as of
 March 30, 2008 ...........     $  3,208      $     --      $ 12,251      $ 15,459
                                ========      ========      ========      ========

      The Company's aggregate employee severance payments included the termination of approximately 100 BMCA employees, including certain management positions, in the manufacturing and selling and administrative areas.

                  BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 5.  COMPREHENSIVE LOSS

      The table below reconciles the Company's net loss to comprehensive loss for the first quarter ended March 30, 2008 and April 1, 2007, respectively:


                                                       MARCH 30,      APRIL 1,
                                                         2008           2007
                                                       ---------      --------
                                                              (THOUSANDS)

Net loss .......................................       $(15,045)       $(15,282)
                                                       --------        --------
Other comprehensive loss, net of tax:
Derivative fair value adjustment-interest
 rate swaps, net of tax of $11,895 and
 ($66)at March 30, 2008 and April 1, 2007,
 respectively...................................        (19,406)            106
Derivative fair value adjustment-treasury
 locks, net of tax of ($72) at
 March 30, 2008 ................................            117              --
                                                       --------        --------
Comprehensive loss .............................       $(34,334)       $(15,176)
                                                       ========        ========

NOTE 6.  INVENTORIES

      Inventories consisted of the following as of March 30, 2008 and December 31, 2007, respectively.

                                                  MARCH 30,         DECEMBER 31,
                                                     2008              2007
                                                  ---------         ---------
                                                           (THOUSANDS)

Finished goods .................................  $ 202,898         $ 241,511
Work-in process ................................     33,788            26,291
Raw materials and supplies .....................     73,791            72,950
                                                  ---------         ---------
Total ..........................................    310,477           340,752
Less LIFO reserve ..............................    (23,990)          (23,840)
                                                  ---------         ---------
Inventories ....................................  $ 286,487         $ 316,912
                                                  =========         =========

                  BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 7.  LONG-TERM DEBT

      Long-term debt consists of the following at March 30, 2008 and December 31, 2007:

                                                   MARCH 30,        DECEMBER 31,
                                                     2008              2007
                                                  -----------       -----------
                                                           (THOUSANDS)

    8% Senior Notes due 2008 ...................  $     4,874       $     4,874
    7 3/4% Senior Notes due 2014 ...............      250,568           250,590
    Borrowings under the Senior Secured
     Revolving Credit Facility .................      279,000           122,000
    Term Loan ..................................      965,287           965,362
    Junior Lien Term Loan ......................      325,000           325,000
    Obligations under capital leases ...........       60,446            61,997
    Industrial development revenue bonds
     with various interest rates and
     maturity dates to 2029 ....................        7,710             7,710
    Chester Loan ...............................        7,483             8,241
    Other notes payable ........................        8,154             8,251
                                                  -----------       -----------
        Total ..................................    1,908,522         1,754,025
    Less current maturities ....................      (26,594)          (24,630)
                                                  -----------       -----------
    Long-term debt less current maturities .....  $ 1,881,928       $ 1,729,395
                                                  ===========       ===========

      On February 22, 2007, BMCA entered into Senior Secured Credit Facilities consisting of a $975.0 million Term Loan, a $600.0 million Senior Secured Revolving Credit Facility and a $325.0 million bridge loan facility, which was subsequently replaced by a $325.0 million Junior Lien Term Loan, which collectively financed the purchase of Elk and repaid certain existing BMCA debt facilities and Elk senior note debt.

      As of March 30, 2008, the Company had total outstanding consolidated indebtedness of $1,961.4 million, which included $52.8 million of demand loans to its parent corporation and $26.6 million that matures prior to the end of the first quarter of 2009. The Company anticipates funding these obligations principally from its cash and cash equivalents on hand, cash flow from operations and/or borrowings under its Senior Secured Revolving Credit Facility.

      As of March 30, 2008, the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the indentures governing its 8% Senior Notes due 2008 (the "2008 Notes") and its 7 3/4% Senior Notes due 2014 (the "2014 Notes" and together with the 2008 Notes, the "Senior Notes"). As of March 30, 2008, the net book value of the collateral securing the Senior Secured Revolving Credit Facility Collateral (as defined in the Senior Secured Revolving Credit Facility) and the Term Loan Collateral (as defined in the Term Loan) was $810.8 and $1,677.9 million, respectively.

                  BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 7.  LONG-TERM DEBT - (CONTINUED)

      At March 30, 2008, the Company had outstanding letters of credit of approximately $56.0 million, which included approximately $10.7 million of standby letters of credit related to certain obligations of G-I Holdings.

NOTE 8.  HEDGING ACTIVITY

      In March 2007, the Company entered into forward-starting Eurodollar rate, or LIBOR, based pay fixed income interest rate swaps related to its Term Loan, with an effective date of April 23, 2007 and a maturity date of April 23, 2012. In October 2007, the Company entered into additional interest rate swaps related to its Term Loan with an effective date of October 23, 2007 and a maturity date of October 23, 2012 under terms similar to those of the Company's swaps entered into in March 2007.

      In accordance with SFAS No. 133, the Company's swaps are treated as cash flow hedges. As of March 30, 2008, based on changes in the fair value of the interest rate swaps, the Company recognized a cumulative fair value loss on its interest rate swaps of $61.3 million to other liabilities, while the offset was recognized as an other comprehensive loss, net of tax of $23.3 million. Amounts may be reclassified from other comprehensive loss to interest expense if any portion of the Company's swaps become ineffective. The Company does not anticipate that any amount of swap-related interest expense will be reclassified during its fiscal year ending December 31, 2008.

      In July 2007, the Company began entering into treasury locks as additional hedging instruments related to its Term Loan. On October 30, 2007, the Company settled its open treasury lock hedging positions, which resulted in a fair value loss and cash settlement. Pursuant to SFAS No. 133, the Company is amortizing the loss into its statement of operations over the life of the Term Loan, of which $0.2 million was amortized into interest expense in its first quarter ended March 30, 2008.

NOTE 9.  WARRANTY CLAIMS

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

                  BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 9.  WARRANTY CLAIMS - (CONTINUED)

      The accrual for product warranty claims consists of the following for the first quarter ended March 30, 2008 and April 1, 2007, respectively:

                                                     MARCH 30,     APRIL 1,
                                                       2008         2007
                                                     --------     --------
                                                          (THOUSANDS)

    Beginning Balance ..........................     $ 44,724     $ 26,971
    Charged to cost of products sold ...........        4,765        3,770
    Payments/deductions ........................       (3,174)      (2,807)
    Acquisition of Elk .........................           --       13,675
                                                     --------     --------
    Ending Balance .............................     $ 46,315     $ 41,609
                                                     ========     ========


      The Company offers extended warranty contracts on sales of its commercial roofing products. The life of these commercial warranties range from 10 to 20 years. In addition, the Company offers enhanced warranties on certain of its residential roofing products. These enhanced warranties are the "Golden Pledge Warranty(TM)", "Peace of Mind(TM)" and "Peak Performance(R)" warranty programs. All revenue for the sale of these warranty programs is deferred and amortized on a straight-line basis over the average life of such warranty programs, which is in accordance with the accounting prescribed by FASB Technical Bulletin ("FTB") No. 90-1 "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts" ("FTB No. 90-1"). Incremental direct costs associated with the acquisition of the warranties are capitalized and amortized on a straight-line basis over the average life of these warranty programs. Current costs of services performed related to claims paid under these warranty programs are expensed as incurred.

      At March 30, 2008 and April 1, 2007, the Company had deferred revenue of $71.5 and $64.9 million, of which $8.6 and $8.8 million is included in other current liabilities and $62.9 and $56.1 million is included in other liabilities, respectively. At March 30, 2008 and April 1, 2007, the Company also had deferred costs of $49.1 and $41.5 million, of which $5.5 and $4.9 million is included in other current assets and $43.6 and $36.6 million is included in other assets, respectively.

NOTE 10.  BENEFIT PLANS

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

                  BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10.  BENEFIT PLANS - (CONTINUED)

      The Company's net periodic pension cost for the Retirement Plan included the following components for the first quarter ended March 30, 2008 and April 1, 2007, respectively:

                                                     MARCH 30,       APRIL 1,
                                                        2008           2007
                                                     ---------      ---------
                                                           (THOUSANDS)
      Service cost ...............................   $     430      $     381
      Interest cost ..............................         611            567
      Expected return on plan assets .............        (792)          (826)
      Amortization of unrecognized prior
       service cost ..............................           3             10
      Amortization of net losses from
       earlier periods ...........................         105             42
                                                     ---------      ---------
      Net periodic pension cost ..................   $     357      $     174
                                                     =========      =========

      As of March 30, 2008, the Company expected to make pension contributions of $1.3 million to the Retirement Plan in 2008, which is consistent with its expectations as of December 31, 2007. The Company made a Retirement Plan contribution of $0.2 million during the first quarter ended March 30, 2008.

Postretirement Medical and Life Insurance

      The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain of its employees and retirees. Such subsidies were reduced or ended as of January 1, 1997. Effective March 1, 2005, the Company amended the plan eliminating postretirement medical benefits affecting all current and future retirees.

                  BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 10.  BENEFIT PLANS - (CONTINUED)

      Net periodic postretirement benefit included the following components for the first quarter ended March 30, 2008 and April 1, 2007, respectively:


                                                      MARCH 30,     APRIL 1,
                                                        2008          2007
                                                      --------      --------
                                                           (THOUSANDS)
      Service cost .................................  $      3      $      3
      Interest cost ................................        29            30
      Amortization of unrecognized prior
       service cost ................................      (143)         (142)
      Amortization of net gains from
       earlier periods .............................       (56)          (57)
                                                      --------      --------
      Net periodic postretirement benefit ..........  $   (167)     $   (166)
                                                      ========      ========

      As of March 30, 2008, the Company expected to make aggregate benefit claim payments of approximately $0.2 million during 2008, which are related to postretirement life insurance expenses. This is consistent with the Company's expectations as of December 31, 2007.

NOTE 11.  2001 LONG-TERM INCENTIVE PLAN

      Incentive units granted under the 2001 Long-Term Incentive Plan are valued at Book Value (as defined in the Plan) or the value of such incentive units specified at the date of grant. Increases or decreases in the Book Value of those incentive units result in a change in the measure of compensation for the award. Compensation expense for the Company's incentive units was $0.4 and $0.2 million for the first quarter ended March 30, 2008 and April 1, 2007, respectively.

      The following is a summary of activity for incentive units related to the 2001 Long-Term Incentive Plan:



                                                 FIRST QUARTER   YEAR-TO-DATE
                                                    MARCH 30,    DECEMBER 31,
                                                      2008          2007
                                                   ----------    ----------
Incentive Units outstanding, beginning
  of period ....................................       99,120        98,633
Granted ........................................       17,000        45,589
Exercised ......................................       (6,740)      (38,387)
Forfeited ......................................       (5,555)       (6,715)
                                                   ----------    ----------
Incentive Units outstanding, end
  of period ....................................      103,825        99,120
                                                   ==========    ==========
Vested Units outstanding, end of period ........       41,251        38,750
                                                   ==========    ==========

                  BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 11.  2001 LONG-TERM INCENTIVE PLAN - (CONTINUED)

      The initial value of each of the 17,000 incentive units granted on January 1, 2008 was $592.01. The initial value of each of the 8,000 incentive units granted on July 2, 2007 and the 37,589 incentive units granted on January 1, 2007 was $589.43 and $583.08, respectively.

NOTE 12.  RELATED PARTY TRANSACTIONS

      The Company makes loans to, and borrows from, its parent corporations from time to time at prevailing market rates. As of March 30, 2008 and April 1, 2007, BMCA Holdings Corporation owed the Company $56.3 and $56.1 million, including interest of $1.0 and $0.8 million, respectively, and the Company owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest, respectively. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $1.0 and $1.3 million during the first quarter ended March 30, 2008 and April 1, 2007, respectively. Interest expense on the Company's loans from BMCA Holdings Corporation amounted to $1.0 and $1.2 million during the first quarter ended March 30, 2008 and April 1, 2007, respectively. Loans payable to/receivable from its parent corporations are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing the Company's Senior Notes at March 30, 2008, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions. The Company also makes non-interest bearing advances to affiliates, of which no balance was outstanding as of March 30, 2008 and April 1, 2007. In addition, the Company did not owe any loans or enter into any lending activities with other affiliates.

      The Company has a management agreement with ISP Management Company, Inc., a subsidiary of International Specialty Products Inc. (which, together with its subsidiaries, is referred to as "ISP"), an affiliate, (the "ISP Management Agreement") to provide the Company with certain management services. Based on services provided to the Company in 2008 under the ISP Management Agreement, the aggregate amount payable to ISP Management Company, Inc. under the ISP Management Agreement for 2008, inclusive of the services provided to G-I Holdings, is not yet available; however, after adjusting for inflationary factors, it is currently estimated to be similar to the $6.7 million paid in 2007. The Company does not expect any changes to the ISP Management Agreement to have a material impact on the Company's results of operations.

      The Company and its subsidiaries purchase a substantial portion of their headlap roofing granules, colored roofing granules and algae-resistant granules under a long-term requirements contract with ISP Minerals Inc. ("ISP Minerals"), an affiliate of BMCA and also of ISP. The amount of mineral

                  BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 12.  RELATED PARTY TRANSACTIONS - (CONTINUED)

products purchased each year under the Minerals contract is based on current demand and is not subject to minimum purchase requirements. For the first quarter ended March 30, 2008 and April 1, 2007, the Company purchased $26.3 and $26.5 million, respectively, of roofing granules from ISP Minerals.

      Included in noncurrent assets as a tax receivable from parent corporation on the Company's consolidated balance sheets is $10.0 and $10.0 million at March 30, 2008 and December 31, 2007, respectively, representing amounts paid in excess of amounts due to G-I Holdings with respect to 2006 under the Tax Sharing Agreement (as defined). These amounts are included in the increase (decrease) in net payable to related parties/parent corporations in the consolidated statement of cash flows.

NOTE 13.  CONTINGENCIES

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

                  BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 13.  CONTINGENCIES - (CONTINUED)

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

                  BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 13.  CONTINGENCIES - (CONTINUED)

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

      In March 2007, after participating in a mediation which resulted in the parties agreeing to an outline of the principal terms of a settlement of the G-I Holdings bankruptcy and all related litigations, the parties agreed to a stay of proceedings pending the completion of their negotiations. The judges presiding over the G-I Holdings bankruptcy proceeding and the related litigations, including the BMCA Action and the fraudulent conveyance action, each entered stipulated orders dated March 22, 2007, March 23, 2007 and April 4, 2007, respectively, implementing the stay. By notices dated February 1, 2008, the creditors' committee and legal representative of present and future holders of asbestos-related demands elected to terminate the stay of proceedings in the G-I Holdings bankruptcy and related litigation. While the parties nevertheless continue to engage in settlement discussions, there can be no assurance of a settlement of any claims.

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

                  BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 13.  CONTINGENCIES - (CONTINUED)

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

      For a further discussion with respect to the history of the foregoing litigation, and asbestos-related matters, see Notes 8, 10, 13, and 20 to the consolidated financial statements contained in the Company's 2007 Form 10-K.

      Environmental Litigation

      The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters under the U.S. Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. Most of these environmental claims do not seek to recover an amount of specific damages. At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. While the Company cannot predict whether adverse decisions or events can occur in the future, the Company believes that the ultimate disposition of such matters will not have a material adverse effect on the liquidity, results of operations, cash flows or financial position of the Company.

                  BUILDING MATERIALS CORPORATION OF AMERICA

NOTE 13.  CONTINGENCIES - (CONTINUED)

      Other Contingencies

      In the ordinary course of business, the Company has several supply agreements that include minimum annual purchase requirements. In the event these purchase requirements are not met, the Company may be required to make payments under these supply agreements.

NOTE 14.  GUARANTOR FINANCIAL INFORMATION

      At March 30, 2008, all of the Company's subsidiaries, including Elk, each of which is wholly-owned by the Company, are guarantors under the Company's Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the indentures governing the Senior Notes. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation, a wholly-owned subsidiary of the Company, was a co-obligor on the 8% Senior Notes due 2007, which were redeemed during 2007. In 2007, BMCA Acquisition Inc., the direct parent of Elk, and Elk, as a result of its merger with BMCA Acquisition Sub, became co-obligors on the Senior Secured Revolving Credit Facility, the Term Loan and the Junior Lien Term Loan.

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



                                          BUILDING MATERIALS CORPORATION OF AMERICA

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



NOTE 14.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                 FIRST QUARTER ENDED MARCH 30, 2008
                                                             (THOUSANDS)
                                                             (UNAUDITED)


                                                  Parent         Co-Obligor      Guarantor
                                                  Company        Subsidiary      Subsidiaries     Eliminations     Consolidated
                                                -----------      -----------      -----------      -----------      -----------
Net sales .................................     $   545,952      $    10,140      $    14,184      $        --      $   570,276
Intercompany net sales ....................              --          151,167          866,794       (1,017,961)              --
                                                -----------      -----------      -----------      -----------      -----------
    Total net sales .......................         545,952          161,307          880,978       (1,017,961)         570,276
                                                -----------      -----------      -----------      -----------      -----------
Costs and expenses:
  Cost of products sold ...................         473,850          158,827          810,199       (1,017,961)         424,915
  Selling, general and
    administrative ........................          58,723            7,676           39,410               --          105,809
  Amortization of intangible
    assets ................................              --            2,846               --               --            2,846
  Restructuring and other
    expenses ..............................              --            1,582           19,243               --           20,825
  Other expense, net ......................             619               60              329               --            1,008
                                                -----------      -----------      -----------      -----------      -----------
    Total costs and expenses, net .........         533,192          170,991          869,181       (1,017,961)         555,403
                                                -----------      -----------      -----------      -----------      -----------
Income (loss) before equity in
  earnings of subsidiaries,
  interest expense and income
  taxes ...................................          12,760           (9,684)          11,797               --           14,873

Equity in earnings of
  subsidiaries ............................          (7,709)              --               --            7,709               --
Interest expense ..........................         (24,946)          (4,056)         (10,863)              --          (39,865)
                                                -----------      -----------      -----------      -----------      -----------
Income (loss) before income taxes..........         (19,895)         (13,740)             934            7,709          (24,992)
Income tax (expense)
  benefit .................................           4,850            5,469             (372)              --            9,947
                                                -----------      -----------      -----------      -----------      -----------
Net income (loss) .........................     $   (15,045)     $    (8,271)     $       562      $     7,709      $   (15,045)
                                                ===========      ===========      ===========      ===========      ===========

                                  BUILDING MATERIALS CORPORATION OF AMERICA

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



NOTE 14.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)



                                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                          FIRST QUARTER ENDED APRIL 1, 2007
                                                     (THOUSANDS)
                                                     (UNAUDITED)


                                                 Parent      Co-Obligor     Guarantor
                                                 Company     Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                ---------      ---------      ---------      ---------      ---------
Net sales .................................     $ 413,932      $  93,082      $  22,976      $      --      $ 529,990
Intercompany net sales ....................            --        316,640        359,328       (675,968)            --
                                                ---------      ---------      ---------      ---------      ---------
    Total net sales .......................       413,932        409,722        382,304       (675,968)       529,990
                                                ---------      ---------      ---------      ---------      ---------
Costs and expenses:
  Cost of products sold ...................       346,506        347,272        375,127       (675,968)       392,937
  Selling, general and
   administrative .........................        57,078         46,372          7,710             --        111,160
  Other (income) expense, net .............           366             58             (5)            --            419
                                                ---------      ---------      ---------      ---------      ---------
    Total costs and expenses, net .........       403,950        393,702        382,832       (675,968)       504,516
                                                ---------      ---------      ---------      ---------      ---------
Income (loss) before equity in
 earnings of subsidiaries,
 interest expense and income
 taxes ....................................         9,982         16,020           (528)            --         25,474

Equity in earnings of
 subsidiaries .............................        (5,285)            --             --          5,285             --
Interest expense ..........................       (25,553)       (16,515)        (7,210)            --        (49,278)
                                                ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes..........       (20,856)          (495)        (7,738)         5,285        (23,804)
Income tax benefit ........................         5,574            178          2,770             --          8,522
                                                ---------      ---------      ---------      ---------      ---------
Net income (loss) .........................     $ (15,282)     $    (317)     $  (4,968)     $   5,285      $ (15,282)
                                                =========      =========      =========      =========      =========


                                   BUILDING MATERIALS CORPORATION OF AMERICA

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



NOTE 14.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                      MARCH 30, 2008
                                                        (THOUSANDS)
                                                        (UNAUDITED)


                                                      Parent         Co-Obligor       Guarantor
                                                      Company        Subsidiary       Subsidiaries     Eliminations     Consolidated
                                                    -----------      -----------      -----------      -----------      -----------
ASSETS
Current Assets:
  Cash and cash equivalents ....................    $    20,364      $       151      $       229      $        --      $    20,744
  Accounts receivable, trade, net ..............        376,131            9,174            9,999               --          395,304
  Accounts receivable, other ...................          2,023            1,087            4,965               --            8,075
  Income tax receivable ........................             --           11,837               --               --           11,837
  Inventories, net .............................             --           70,808          215,679               --          286,487
  Deferred income tax assets ...................         37,754               --               --               --           37,754
  Other current assets .........................          5,922              826           12,697               --           19,445
                                                    -----------      -----------      -----------      -----------      -----------
    Total Current Assets .......................        442,194           93,883          243,569               --          779,646

Investment in subsidiaries .....................      1,549,315               --               --       (1,549,315)              --
Intercompany loans including accrued
  interest .....................................        911,776         (302,386)        (609,390)              --               --
Due from/(to) subsidiaries, net ................       (997,064)         148,006          849,058               --               --
Property, plant and equipment, net.. ...........             --          293,883          370,253               --          664,136
Goodwill .......................................         40,080          589,170           24,714               --          653,964
Intangible assets, net .........................             --          204,789               --               --          204,789
Income tax receivable from parent
  corporation ..................................         10,016               --               --               --           10,016
Other noncurrent assets ........................         87,546           11,435           22,819               --          121,800
                                                    -----------      -----------      -----------      -----------      -----------

Total Assets ...................................    $ 2,043,863      $ 1,038,780      $   901,023      $(1,549,315)     $ 2,434,351
                                                    ===========      ===========      ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt .........    $    14,527      $       672      $    11,395      $        --      $    26,594
  Accounts payable .............................             --           41,695          130,573               --          172,268
  Payable to related parties ...................            550               --           20,751               --           21,301
  Loans payable to parent corporation ..........         52,840               --               --               --           52,840
  Accrued liabilities ..........................         57,944           15,174           58,563               --          131,681
  Product warranty claims ......................         12,600            3,600               --               --           16,200
  Discontinued operations - current
   liabilities .................................             --              560               --               --              560
                                                    -----------      -----------      -----------      -----------      -----------
    Total Current Liabilities ..................        138,461           61,701          221,282               --          421,444

Long-term debt less current maturities .........      1,810,201            4,220           67,507               --        1,881,928
Product warranty claims ........................         27,766            2,249              100               --           30,115
Deferred income tax liabilities ................         37,530               --               --               --           37,530
Other liabilities ..............................        160,595            9,989           23,440               --          194,024
                                                    -----------      -----------      -----------      -----------      -----------
Total Liabilities ..............................      2,174,553           78,159          312,329               --        2,565,041

Total Stockholders' Equity (Deficit) ...........       (130,690)         960,621          588,694       (1,549,315)        (130,690)
                                                    -----------      -----------      -----------      -----------      -----------
Total Liabilities and Stockholders'
     Equity (Deficit) ..........................    $ 2,043,863      $ 1,038,780      $   901,023      $(1,549,315)     $ 2,434,351
                                                    ===========      ===========      ===========      ===========      ===========


                                             BUILDING MATERIALS CORPORATION OF AMERICA

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



NOTE 14.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                          CONDENSED CONSOLIDATING BALANCE SHEET
                                                    DECEMBER 31, 2007
                                                       (THOUSANDS)


                                                    Parent         Co-Obligor       Guarantor
                                                    Company        Subsidiary       Subsidiaries     Eliminations     Consolidated
                                                  -----------      -----------      -----------      -----------      -----------
ASSETS
Current Assets:
  Cash and cash equivalents ....................  $        --      $     1,936      $     4,388      $        --      $     6,324
  Accounts receivable, trade, net ..............      198,781            3,753            8,323               --          210,857
  Accounts receivable, other ...................        2,229            4,651            3,912               --           10,792
  Income tax receivable ........................           --           11,968               --               --           11,968
  Inventories, net .............................           --           89,735          227,177               --          316,912
  Deferred income tax assets ...................       38,017               --               --               --           38,017
  Other current assets .........................        5,644            1,985            6,069               --           13,698
                                                  -----------      -----------      -----------      -----------      -----------
    Total Current Assets .......................      244,671          114,028          249,869               --          608,568

Investment in subsidiaries .....................    1,557,024               --               --       (1,557,024)              --
Intercompany loans including accrued
  interest .....................................      767,084         (194,715)        (572,369)              --               --
Due from/(to) subsidiaries, net ................     (787,818)          13,469          774,349               --               --
Property, plant and equipment, net .............           --          297,942          374,871               --          672,813
Goodwill .......................................       40,080          590,405           24,715               --          655,200
Intangible assets, net .........................           --          207,635               --               --          207,635
Income tax receivable from parent
  corporation ..................................       10,016               --               --               --           10,016
Other noncurrent assets ........................       86,604           11,963           21,592               --          120,159
                                                  -----------      -----------      -----------      -----------      -----------

Total Assets ...................................  $ 1,917,661      $ 1,040,727      $   873,027      $(1,557,024)     $ 2,274,391
                                                  ===========      ===========      ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt .........  $    14,530      $       670      $     9,430      $        --      $    24,630
  Accounts payable .............................           21           32,026          110,203               --          142,250
  Payable to related parties ...................          992               --           15,141               --           16,133
  Loans payable to parent corporation ..........       52,840               --               --               --           52,840
  Accrued liabilities ..........................       63,402           18,412           54,162               --          135,976
  Product warranty claims ......................       13,500               --               --               --           13,500
  Discontinued operations - current
   liabilities .................................           --              560               --               --              560
                                                  -----------      -----------      -----------      -----------      -----------
    Total Current Liabilities ..................      145,285           51,668          188,936               --          385,889

Long-term debt .................................    1,653,298            4,400           71,697               --        1,729,395
Product warranty claims ........................       25,755            5,369              100               --           31,224
Deferred income tax liabilities.................       60,869               --               --               --           60,869
Other liabilities ..............................      128,772           10,397           24,163               --          163,332
                                                  -----------      -----------      -----------      -----------      -----------
Total Liabilities ..............................    2,013,979           71,834          284,896               --        2,370,709

Total Stockholders' Equity (Deficit) ...........      (96,318)         968,893          588,131       (1,557,024)         (96,318)
                                                  -----------      -----------      -----------      -----------      -----------
Total Liabilities and Stockholders'
  Equity (Deficit) .............................  $ 1,917,661      $ 1,040,727      $   873,027      $(1,557,024)     $ 2,274,391
                                                  ===========      ===========      ===========      ===========      ===========



                                   BUILDING MATERIALS CORPORATION OF AMERICA

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



NOTE 14.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                        FIRST QUARTER ENDED MARCH 30, 2008
                                                    (THOUSANDS)
                                                    (UNAUDITED)


                                                              Parent       Co-Obligor     Guarantor
                                                              Company      Subsidiary     Subsidiaries   Consolidated
                                                             ---------      ---------      ---------      ---------
Cash and cash equivalents, beginning of period .........     $      --      $   1,936      $   4,388      $   6,324
                                                             ---------      ---------      ---------      ---------
Cash provided by (used in) operating activities:
  Net income (loss) ....................................        (7,336)        (8,271)           562        (15,045)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
    Depreciation .......................................            --          6,973         10,868         17,841
    Amortization of intangible and other assets ........            --          2,846            917          3,763
    Restructuring and other expenses ...................         1,088          1,582         25,354         28,024
    Deferred income taxes ..............................       (11,253)            --             --        (11,253)
    Noncash interest charges ...........................         1,794            353            105          2,252
  (Increase) decrease in working capital items .........      (182,901)        24,157            517       (158,227)
  Increase in product warranty claims ..................         1,111            480             --          1,591
  (Increase) decrease in other assets ..................        (2,007)            38         (2,169)        (4,138)
  Increase in other liabilities ........................           522             15             47            584
  Increase (decrease) in net payable to
    related parties/parent corporations ................        63,021        (26,864)       (30,989)         5,168
  Other, net ...........................................            --             (2)          (744)          (746)
                                                             ---------      ---------      ---------      ---------
Net cash provided by (used in) operating activities ....      (135,961)         1,307          4,468       (130,186)
                                                             ---------      ---------      ---------      ---------
Cash used in investing activities:
  Capital expenditures .................................            --         (2,914)        (6,320)        (9,234)
                                                             ---------      ---------      ---------      ---------
Net cash used in investing activities ..................            --         (2,914)        (6,320)        (9,234)
                                                             ---------      ---------      ---------      ---------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt .............       266,000             --             --        266,000
  Principal repayments of capital leases ...............            --             --         (1,551)        (1,551)
  Repayments of long-term debt .........................      (109,075)          (178)          (756)      (110,009)
  Loan to parent corporation ...........................           (38)            --             --            (38)
  Financing fees and expenses ..........................          (562)            --             --           (562)
                                                             ---------      ---------      ---------      ---------
Net cash provided by (used in) financing activities ....       156,325           (178)        (2,307)       153,840
                                                             ---------      ---------      ---------      ---------
Net change in cash and cash equivalents ................        20,364         (1,785)        (4,159)        14,420
                                                             ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period ...............     $  20,364      $     151      $     229      $  20,744
                                                             =========      =========      =========      =========



                                   BUILDING MATERIALS CORPORATION OF AMERICA

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



NOTE 14.  GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                      FIRST QUARTER ENDED APRIL 1, 2007
                                                 (THOUSANDS)
                                                 (UNAUDITED)



                                                          Parent       Co-Obligor     Guarantor
                                                          Company      Subsidiaries   Subsidiaries   Consolidated
                                                        -----------    -----------    -----------    -----------
Cash and cash equivalents, beginning of period ......   $        18    $     1,870    $     5,889    $     7,777
                                                        -----------    -----------    -----------    -----------
Cash provided by (used in) operating activities:
  Net loss ..........................................        (9,997)          (317)        (4,968)       (15,282)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation ....................................            --         12,452          2,587         15,039
    Amortization ....................................            --            949             --            949
    Deferred income taxes ...........................         3,079             --             --          3,079
    Noncash interest charges ........................         3,920            136            324          4,380
  (Increase) decrease in working capital
    items ...........................................      (138,342)       (57,800)        20,234       (175,908)
  Increase (decrease)in product warranty
    claims ..........................................           739            249            (26)           962
  (Increase) decrease in other assets ...............        (1,055)           925           (352)          (482)
  Increase (decrease) in other liabilities. .........           684            812             (2)         1,494
  Increase (decrease) in net payable to
    related parties/parent corporations .............    (1,324,864)     1,332,590         (9,362)        (1,636)
  Other, net ........................................             1             95            169            265
                                                        -----------    -----------    -----------    -----------
Net cash provided by (used in) operating
  activities ........................................    (1,465,835)     1,290,091          8,604       (167,140)
                                                        -----------    -----------    -----------    -----------
Cash used in investing activities:
  Acquisition of ElkCorp, net of cash
   acquired of $0.1 million .........................            --       (974,309)            --       (974,309)
  Capital expenditures and acquisitions .............            --        (21,202)        (8,665)       (29,867)
                                                        -----------    -----------    -----------    -----------
Net cash used in investing activities ...............            --       (995,511)        (8,665)    (1,004,176)
                                                        -----------    -----------    -----------    -----------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt...........     1,949,849         25,900             --      1,975,749
  Repayments of long-term debt ......................      (450,124)      (322,122)            --       (772,246)
  Distribution to parent corporation ................          (171)            --             --           (171)
  Loan to parent corporation ........................           (49)            --             --            (49)
  Financing fees and expenses .......................       (33,688)            --             --        (33,688)
                                                        -----------    -----------    -----------    -----------
Net cash provided by (used in) financing
  activities ........................................     1,465,817       (296,222)            --      1,169,595
                                                        -----------    -----------    -----------    -----------
Net change in cash and cash equivalents .............           (18)        (1,642)           (61)        (1,721)
                                                        -----------    -----------    -----------    -----------
Cash and cash equivalents, end of period ............   $        --    $       228    $     5,828    $     6,056
                                                        ===========    ===========    ===========    ===========

                  BUILDING MATERIALS CORPORATION OF AMERICA

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      We are a leading national manufacturer of a complete line of residential roofing products. On February 22, 2007, which we refer to as the date of acquisition, a subsidiary of Building Materials Corporation of America, which we refer to as BMCA, acquired approximately 90% of ElkCorp, which we refer to as Elk, a Dallas, Texas-based manufacturer of roofing products and building materials, and the remaining common shares of Elk were acquired on March 26, 2007, resulting in Elk becoming an indirect wholly-owned subsidiary of BMCA.

      We believe the Elk acquisition has strategically positioned us for future growth in the roofing industry and building products market. We also believe the acquisition of Elk has allowed us to build on our market leadership position and create comprehensive market leading product offerings. Our principal lines of residential roofing shingles are the Timberline(R) series, the Sovereign(R) series, Premium Designer Shingles and Specialty Shingles. The Timberline(R) series includes the Timberline(R) Prestique(R) 30 High-Definition(R), Timberline(R) Natural Shadow(TM), Timberline(R) Prestique(R) 40 High-Definition(R), Timberline(R) Prestique(R) Lifetime High-Definition(R) and Timberline(R) Prestique(R) Grande shingles. Our premium designer shingles include the Slateline(R), Grand Slate(TM), Grand Sequoia(R), Grand Canyon(TM), Country Mansion(R), Capstone(R), and Camelot(TM) shingles. We sell specialty shingles under the TruSlate(TM) product line, which offers a slate shingle system. We supply the major components necessary to install a complete roofing system from underlayments to attic ventilation products and accessories, under the Weather Stopper(R) 3-Part Roof Protection System. In recent years, we have improved our sales mix of residential roofing products by increasing our emphasis on laminated shingles and accessory products (the Timberline(R) series, premium designer shingles and specialty shingles), which are generally sold at higher prices and more attractive profit margins than our standard asphalt strip shingle products (the Sovereign(R) series). See Acquisition. Unless otherwise indicated by the context, "we," "us," and "our" refer to Building Materials Corporation of America and its consolidated subsidiaries, including Elk.

CRITICAL ACCOUNTING POLICIES

      There have been no significant changes to our Critical Accounting Policies during the first quarter ended March 30, 2008. For a further discussion on our Critical Accounting Policies, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies" in our annual report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 28, 2008, which we refer to as the 2007 Form 10-K.

                  BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


RESULTS OF OPERATIONS

      Roofing products sales is our dominant business, typically accounting for approximately 95% of our consolidated net sales. The main drivers of our roofing business include: the nation's aging housing stock; existing home sales; new home construction; larger new homes; increased home ownership rates; and extreme weather and energy concerns. Our roofing business is also affected by raw material costs, including asphalt and other petroleum-based raw materials, as well as energy, and transportation and distribution costs.

      First Quarter 2008 Compared With
      First Quarter 2007

      We recorded a net loss of $15.0 million in the first quarter of 2008 compared to a net loss of $15.3 million in the first quarter of 2007. Our reported net loss of $15.0 million in the first quarter of 2008 included $16.9 million of after-tax ($28.0 million pre-tax) restructuring and other expenses, of which $0.7 million after-tax ($1.1 million pre-tax) was included as a reduction of net sales and $3.7 million after-tax ($6.1 million pre-tax) was included in cost of products sold related to the integration of Elk. Included in restructuring and other expenses are plant closing expenses related to the closure of several manufacturing facilities, integration-related costs and the write-down of selected inventories. Excluding restructuring and other expenses, first quarter of 2008 net income was $1.9 million as compared to the first quarter of 2007 net loss of $0.4 million after adjusting 2007 net loss for debt restructuring costs included in interest expense of $14.9 million after-tax ($23.2 million pre-tax).

      Net sales for the first quarter of 2008 were $570.3 million compared to first quarter of 2007 net sales of $530.0 million. The increase in net sales was primarily attributable to the 2008 net sales including a full quarter of Elk net sales as compared to 2007 net sales, which only included Elk net sales since the date of acquisition.

      Income before interest expense and income taxes in the first quarter of 2008 was $14.9 million compared to $25.5 million in the first quarter of 2007. Income before interest expense and income taxes for the first quarter of 2008 included $28.0 million of restructuring and other expenses, of which $1.1 million was included as a reduction of net sales and $6.1 million was included in cost of products sold. Excluding these items, first quarter of 2008 income before interest and income taxes increased to $42.9 million, which was primarily due to lower manufacturing costs and lower selling, general and administrative expenses partially offset by higher raw material costs, including asphalt.

      Interest expense in the first quarter of 2008 decreased to $39.9 million as compared to $49.3 million in the first quarter of 2007, which included $23.2 million of debt restructuring costs related to the acquisition of Elk. The debt restructuring costs in 2007 were comprised of tender premiums and the write-off of the remaining deferred financing fees and discounts

                  BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


associated with certain of the then outstanding 8% Senior Notes due 2007, which we refer to as the 2007 Notes, and the 8% Senior Notes due 2008, which we refer to as the 2008 Notes, of BMCA and all of the then outstanding senior notes of Elk. Excluding the impact of these debt restructuring costs, interest expense for the first quarter of 2007 was $26.1 million. After excluding the debt restructuring costs in 2007, the first quarter of 2008 increase in interest expense was primarily due to higher average borrowings, partially offset by a lower average interest rate. The higher average borrowings are primarily due to the 2008 interest expense including a full quarter of interest associated with borrowings related to the acquisition of Elk, while 2007 interest expense included a partial quarter of interest expense associated with these borrowings.

      Business Segment Information

Net Sales. Net sales of roofing products increased to $536.3 million for the first quarter of 2008, as compared with $502.8 million for the first quarter of 2007. The increase in net sales of roofing products was primarily attributable to the 2008 net sales of roofing products including a full quarter of Elk net sales as compared to 2007 net sales of roofing products, which only included Elk net sales since the date of acquisition. Net sales of specialty building products and accessories increased to $34.0 million for the first quarter of 2008 as compared with $27.2 million for the first quarter of 2007. The increase in net sales of specialty building products and accessories was primarily attributable to 2008 net sales of specialty building products and accessories including a full quarter of Elk net sales as compared to 2007, which included net sales of specialty building products since the date of acquisition.

Gross Margin. Our overall gross margin was $145.4 million or 25.5% of net sales for the first quarter of 2008 as compared with $137.1 million or 25.9% of net sales for the first quarter of 2007. The increase in our overall gross margin is primarily attributable to 2008 including a full quarter of Elk net sales as compared to the 2007 results, which only included Elk net sales since the date of acquisition and lower manufacturing costs partially offset by higher raw material costs, including asphalt.

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

      Net cash outflow from operating and investing activities was $139.4 million during the first quarter of 2008, including $130.2 million of cash used in operations and the reinvestment of $9.2 million for capital programs.

      Cash invested in additional working capital totaled $158.2 million during the first quarter of 2008, reflecting an increase in total accounts receivable of $181.7 million, due to the seasonality of our business, a $27.9 million decrease in inventories primarily due to us reducing our capacity due to the declining housing market, a $5.8 million increase in other current assets, a $26.7 million increase in accounts payable and accrued liabilities and an increase of $25.3 million in payments for restructuring and other expenses. The net cash used in operating activities also included a $5.2 million net increase in the payable to related parties/parent corporations, primarily attributable to an increase in amounts due under our long-term granules supply agreement with an affiliated company. In addition, net cash used in operating activities included $28.0 million in restructuring and other expenses (see Restructuring and Other Expenses below).

      Net cash provided by financing activities totaled $153.8 million during the first quarter of 2008, including $266.0 million of aggregate proceeds from the issuance of long-term debt, related to first quarter of 2008 cumulative borrowings under our Senior Secured Revolving Credit Facility. Financing activities also included $110.0 million in aggregate repayments of long-term debt, of which $109.0 million related to first quarter of 2008 cumulative repayments under our Senior Secured Revolving Credit Facility. In addition, financing activities included repayments of $1.5 million on our capital leases and $0.6 million in financing fees and expenses primarily related to debt restructuring costs.

                  BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


      Acquisition

      On February 22, 2007, a subsidiary of BMCA acquired approximately 90% of ElkCorp common shares at a purchase price of $43.50 per share. On March 26, 2007, the remaining Elk common shares were acquired in a second step merger in exchange for the right to receive $43.50 per share in cash, which resulted in Elk becoming an indirect wholly-owned subsidiary of BMCA. The acquisition of the Elk common shares was completed at a purchase price of approximately $945.3 million, net of $0.1 million of cash acquired and net of the repayment of $195.0 million of the then outstanding Elk senior notes, which were assumed in connection with the acquisition and repaid in March 2007.

      We financed the purchase of Elk, refinanced certain of BMCA's then outstanding debt and repaid all of Elk's then outstanding senior notes of $195.0 million with the proceeds from our new senior secured credit facilities. Our new senior secured credit facilities consist of a $600.0 million Senior Secured Revolving Credit Facility, a $975.0 million Term Loan, which we refer to as the Term Loan and a $325.0 million Junior Lien Term Loan Facility, which we refer to as the Junior Lien Term Loan, and collectively with the Senior Secured Revolving Credit Facility and the Term Loan, we refer to as the Senior Secured Credit Facilities. See Note 7 to the Consolidated Financial Statements for a description of the Senior Secured Credit Facilities.

      The Elk acquisition was accounted for under the purchase method of accounting as prescribed by Statement of Financial Accounting Standards, which we refer to as SFAS, No. 141 "Business Combinations", which we refer to as SFAS No. 141, which requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the date of acquisition, with amounts exceeding their fair value being recorded as goodwill. During the first quarter ended March 30, 2008, we completed our purchase price allocation of the assets and liabilities acquired from Elk (see table below). The operating results of Elk are included in our results of operations from the date of acquisition.

      The following table represents the final fair values of assets acquired and liabilities assumed related to the acquisition of Elk as of the date of acquisition with amounts paid in excess of their fair values being recorded as goodwill.

     Goodwill..................................   $  589,170
                                                  ==========

     Total assets acquired.....................   $1,411,910
     Total liabilities assumed.................      466,514
                                                  ----------
     Net assets acquired.......................   $  945,396
                                                  ==========

                  BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


      During the second quarter of 2007, we initiated a restructuring plan, which we refer to as the 2007 Restructuring Plan, which was formulated in connection with the acquisition of Elk (see Restructuring and Other Expenses). In connection with the Elk acquisition and pursuant to SFAS No. 141 and Emerging Issues Task Force, which we refer to as EITF, No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination", which we refer to as EITF, No. 95-3, we identified $8.7 million in purchase accounting adjustments, which related to employee severance payments to former Elk employees and lease termination expenses. As of March 30, 2008, we had paid $2.9 million for severance costs and $0.8 million for lease termination expenses. We expect to make approximately $5.0 million of lease termination payments through 2019. Our employee severance payments included the termination of approximately 130 Elk employees, including certain management positions, in the manufacturing and selling and administrative areas.

      Restructuring and Other Expenses

      The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the acquisition of Elk and to reduce our current cost structure. The 2007 Restructuring Plan is expected to be fully implemented by the end of our fiscal year ending December 31, 2008. We account for our restructuring activities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which we refer to as SFAS No. 146, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which we refer to as SFAS No. 144 and EITF No. 96-9 "Classification of Inventory Markdowns and Other Costs Associated with Restructuring", which we refer to as EITF No. 96-9.

2007 Restructuring Charges

      In connection with the Elk acquisition, we identified $191.9 million in restructuring and other expenses in our fiscal year ended December 31, 2007, of which $97.0 million related to property, plant and equipment write-downs at certain of our existing manufacturing facilities and $25.1 million related to plant closing expenses. Restructuring and other expenses also included $2.0 million in employee severance payments and $67.8 million in integration-related expenses, which primarily consisted of $24.3 million of inventory-related write-downs, $15.1 million of restructuring-related sales discounts, $1.4 million of lease termination expenses and $27.0 million of other integration expenses.

      We recorded $181.0 million of the aforementioned restructuring and other expenses in our statement of operations as of December 31, 2007, of which $15.1 million was reflected as a reduction in net sales due to restructuring-related sales discounts, $24.3 million was charged to cost of products sold and $141.6 million was charged to restructuring and other expenses.

                  BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


Three-Months Ended March 30, 2008 Restructuring Charges

      We identified an additional $26.2 million of restructuring and other expenses in our first quarter ended March 30, 2008, which included $9.3 million of plant closing expenses, $1.2 million in employee severance payments and $15.7 million in integration-related expenses. Integration-related expenses primarily consisted of $6.1 million of inventory write-downs, $1.1 million of restructuring-related sales discounts and $8.5 million of other integration expenses.

      We recorded an additional $28.0 million of restructuring and other expenses in our statement of operations in the three-month period ended March 30, 2008, of which $1.1 million was reflected as a reduction in net sales due to restructuring-related sales discounts, $6.1 million was charged to cost of products sold and $20.8 million was charged to restructuring and other expenses. We expect to incur the remaining $9.1 million of identified restructuring and other expenses and make the remaining cash payments related to our accrual during our fiscal year ending December 31, 2008.

      The table below details our restructuring and other expense accruals and charges made against the accrual during our first quarter of fiscal year ending December 31, 2008:

                                   PLANT       EMPLOYEE
RESTRUCTURING AND                  CLOSING     SEVERANCE   INTEGRATION
OTHER EXPENSES                     EXPENSES    PAYMENTS    EXPENSES      TOTAL
-----------------                  --------    --------    --------     --------
                                              (THOUSANDS)
Beginning balance, as of
 December 31, 2007 .............   $  2,905    $     --    $ 10,945    $ 13,850

Current period costs
 recognized due to the
 acquisition of Elk ............     10,783       1,165      16,076      28,024

Cash payments ..................    (10,371)     (1,165)    (13,791)    (25,327)

Amount charged to property,
 plant and equipment for
 asset write-down ..............        (46)         --          --         (46)

Amount charged to write-off
 inventory .....................        (63)         --        (846)       (909)

Non-cash items .................         --          --        (133)       (133)
                                   --------    --------    --------    --------
Ending balance, as of
 March 30, 2008 ................   $  3,208    $     --    $ 12,251    $ 15,459
                                   ========    ========    ========    ========

      The Company's aggregate employee severance payments included the termination of approximately 100 BMCA employees, including certain management positions, in the manufacturing and selling and administrative areas.

                  BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


      Long-Term Debt

      Long-term debt consists of the following at March 30, 2008 and December 31, 2007:


                                                    MARCH 30,       DECEMBER 31,
                                                      2008             2007
                                                   -----------      -----------
                                                           (THOUSANDS)

8% Senior Notes due 2008 .....................     $     4,874      $     4,874
7 3/4% Senior Notes due 2014 .................         250,568          250,590
Borrowings under the Senior Secured
  Revolving Credit Facility ..................         279,000          122,000
Term Loan ....................................         965,287          965,362
Junior Lien Term Loan ........................         325,000          325,000
Obligations under capital leases .............          60,446           61,997
Industrial development revenue bonds
 with various interest rates and
 maturity dates to 2029 ......................           7,710            7,710
Chester Loan .................................           7,483            8,241
Other notes payable ..........................           8,154            8,251
                                                   -----------      -----------
    Total ....................................       1,908,522        1,754,025
Less current maturities ......................         (26,594)         (24,630)
                                                   -----------      -----------
Long-term debt less current maturities .......     $ 1,881,928      $ 1,729,395
                                                   ===========      ===========

      On February 22, 2007, BMCA entered into Senior Secured Credit Facilities consisting of a $975.0 million Term Loan, a $600.0 million Senior Secured Revolving Credit Facility and a $325.0 million bridge loan facility, which was subsequently replaced by a $325.0 million Junior Lien Term Loan, which collectively financed the purchase of Elk and repaid certain existing BMCA debt facilities and Elk senior note debt.

      As of March 30, 2008, we had total outstanding consolidated indebtedness of $1,961.4 million, which included $52.8 million of demand loans to our parent corporation and $26.6 million that matures prior to the end of the first quarter of 2009. We anticipate funding these obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility.

      As of March 30, 2008, we were in compliance with all covenants under the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the indentures governing our 2008 Notes and our 7 3/4% Senior Notes due 2014, which we refer to as the 2014 Notes and together with the 2008 Notes, the Senior Notes. As of March 30, 2008, the net book value of the

                  BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


collateral securing the Senior Secured Revolving Credit Facility Collateral (as defined in the Senior Secured Revolving Credit Facility) and the Term Loan Collateral (as defined in the Term Loan) was $810.8 and $1,677.9 million, respectively.

      At March 30, 2008, we had outstanding letters of credit of approximately $56.0 million, which included approximately $10.7 million of standby letters of credit related to certain obligations of G-I Holdings.

      Hedging Activity

      In March 2007, we entered into forward-starting Eurodollar rate, or LIBOR, based pay fixed income interest rate swaps related to our Term Loan, with an effective date of April 23, 2007 and a maturity date of April 23, 2012. In October 2007, we entered into additional interest rate swaps related to our Term Loan with an effective date of October 23, 2007 and a maturity date of October 23, 2012 under terms similar to those of our swaps entered into in March 2007.

      In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", our swaps are treated as cash flow hedges. As of March 30, 2008, based on changes in the fair value of the interest rate swaps, we recognized a cumulative fair value loss on our interest rate swaps of $61.3 million to other liabilities, while the offset was recognized as an other comprehensive loss, net of tax of $23.3 million. Amounts may be reclassified from other comprehensive loss to interest expense if any portion of our swaps become ineffective. We do not anticipate that any amount of swap-related interest expense will be reclassified during our fiscal year ending December 31, 2008.

      In July 2007, we began entering into treasury locks as additional hedging instruments related to our Term Loan. On October 30, 2007, we settled our open treasury lock hedging positions, which resulted in a fair value loss and cash settlement. Pursuant to SFAS No. 133, we are amortizing the loss into our statement of operations over the life of the Term Loan, of which $0.2 million was amortized into interest expense in our first quarter ended March 30, 2008.

      Intercompany Transactions

      We make loans to, and borrow from, our parent corporations from time to time at prevailing market rates. As of March 30, 2008 and April 1, 2007, BMCA Holdings Corporation owed us $56.3 and $56.1 million, including interest of $1.0 and $0.8 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest, respectively. Interest income on our loans to BMCA Holdings Corporation amounted to $1.0 and $1.3 million during the first quarter ended March 30, 2008 and April 1, 2007, respectively. Interest expense on our loans from BMCA Holdings Corporation

                  BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


amounted to $1.0 and $1.2 million during the first quarter ended March 30, 2008 and April 1, 2007, respectively. Loans payable to/receivable from parent corporations are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes at March 30, 2008, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions. We also make non-interest bearing advances to affiliates, of which no balance was outstanding as of March 30, 2008 and April 1, 2007. In addition, we did not owe any loans or enter into any lending activities with other affiliates.

      We have a management agreement, which we refer to as the ISP Management Agreement, with ISP Management Company, Inc., a subsidiary of International Specialty Products Inc., which, together with its subsidiaries, is referred to as ISP, an affiliate, to provide us with certain management services. Based on services provided to us in 2008 under the ISP Management Agreement, the aggregate amount payable to ISP Management Company, Inc. under the ISP Management Agreement for 2008, inclusive of the services provided to G-I Holdings, is not yet available; however, after adjusting for inflationary factors, it is currently estimated to be similar to the $6.7 million paid in 2007. We do not expect any changes to the ISP Management Agreement to have a material impact on our results of operations.

      We and our subsidiaries purchase a substantial portion of our headlap roofing granules, colored roofing granules and algae-resistant granules under a long-term requirements contract with ISP Minerals Inc., which we refer to as ISP Minerals, an affiliate of BMCA and also of ISP. The amount of mineral products purchased each year under the Minerals contract is based on current demand and is not subject to minimum purchase requirements. For the first quarter ended March 30, 2008 and April 1, 2007, we purchased $26.3 and $26.5 million, respectively, of roofing granules from ISP Minerals.

      Included in noncurrent assets as a tax receivable from parent corporation on our consolidated balance sheets is $10.0 and $10.0 million at March 30, 2008 and December 31, 2007, respectively, representing amounts paid in excess of amounts due to G-I Holdings with respect to 2006 under the Tax Sharing Agreement (as defined). These amounts are included in the increase (decrease) in net receivable from/payable to related parties/parent corporations in the consolidated statement of cash flows.

      Contingencies

      See Note 13 to Consolidated Financial Statements for information regarding contingencies.

                  BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


      Economic Outlook

      We do not believe that inflation has had a material effect on our results of operations during the first quarter of 2008. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

      The prices of energy and crude oil continued to rise during the first quarter of 2008 reaching record high levels. The cost of asphalt also increased during the first quarter of 2008 remaining at relatively high historical levels, which reflects in large part high crude oil prices. Due to the strength of our manufacturing operations, which allows us to use many types of asphalt, together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard. We will attempt to pass on future cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

      Contractual Obligations

      There have been no significant changes to our contractual obligations during the first quarter ended March 30, 2008. For a further discussion on our contractual obligations related to minimum purchase obligations reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations "Contractual Obligations" in our 2007 Form 10-K.

      New Accounting Pronouncements

      In September 2006, the Financial Accounting Standards Board, which we refer to as FASB, issued SFAS No. 157, "Fair Value Measurements", which we refer to as SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements, which is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, which we refer to as FSP, No. 157-2 "Partial Deferral to the Effective Date of Statement 157", which we refer to as FSP No. 157-2, which is effective for fiscal years beginning after November 15, 2008 and excludes SFAS No. 13, "Accounting for Leases," defers certain non-financial assets and non-financial liabilities and further clarifies the principles in SFAS No. 157 on the fair value measurement of liabilities. Our adoption of the provisions of SFAS No. 157 for all other items not deferred by FSP No. 157-2 in our first quarter of 2008 did not have a material effect on our consolidated financial statements. We are currently evaluating the provisions of FSP No. 157-2 and do not expect that the adoption will have a material effect on our consolidated financial statements.

                  BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", which we refer to as SFAS No. 159, which permits entities to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the "fair value option," will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" to achieve similar results. SFAS No. 159 applies to all entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is expected to expand the use of fair value measurements for financial instruments. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Retrospective application is not permitted. In the first quarter of 2008, we exercised our option to decline the adoption of SFAS No. 159.

      In December 2007, the FASB issued SFAS No. 141 (revised in 2007) "Business Combinations", which we refer to as SFAS No. 141R, which provides revised guidance on how an acquiring company should recognize and measure the identifiable assets acquired, liabilities assumed, any noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands the required disclosures related to the nature and financial statement effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for business combinations completed in fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141R during our fiscal year ending December 31, 2009 and, therefore, we have not determined the effect, if any, the adoption of SFAS No. 141R will have on our results of operations or financial position.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which we refer to as SFAS No. 160. SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than us (minority interests) to be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. Any changes in the parent's ownership interests are required to be accounted for in a consistent manner as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, the presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We will adopt SFAS No. 160 in our fiscal year ending December 31, 2009. We do not expect the adoption to have any impact on our results of operations or financial position because we do not have any noncontrolling interests.

                  BUILDING MATERIALS CORPORATION OF AMERICA

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


      In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", which we refer to as SFAS No. 161. SFAS No. 161 amends SFAS No. 133 and is intended to improve financial reporting related to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective on a prospective basis for fiscal years beginning on or after November 15, 2008. We will adopt the provisions of SFAS No. 161 during our first quarter of fiscal year ending December 31, 2009.


                                    * * *


FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. The forward-looking statements included herein are made only as of the date of this quarterly report on Form 10-Q and we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results or events will be achieved.

                    BUILDING MATERIALS CORPORATION OF AMERICA


                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

      Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of March 30, 2008. See Note 8 to the Consolidated Financial Statements.

                         ITEM 4T. CONTROLS AND PROCEDURES

      Disclosure Controls and Procedures: Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

      Changes in Internal Control over Financial Reporting: There were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management's evaluation during the first quarter of fiscal year 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                    BUILDING MATERIALS CORPORATION OF AMERICA


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      As of March 30, 2008, approximately 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber were pending against Building Materials Corporation of America. See Note 13 to the consolidated financial statements in Part I.


ITEM 6. EXHIBITS

      Exhibit
      Number      Description


      31.1 Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer.

      31.2 Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer.

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


                          BUILDING MATERIALS CORPORATION OF AMERICA
                          BUILDING MATERIALS MANUFACTURING CORPORATION



DATE:  May 14, 2008             BY:   /s/John F. Rebele
       -----------------             ----------------------
                                     John F. Rebele
                                     Senior Vice President,
                                     Chief Financial Officer and
                                     Chief Administrative Officer
                                     (Principal Financial Officer)


DATE:  May 14, 2008             BY:   /s/James T. Esposito
       -----------------             ----------------------
                                     James T. Esposito
                                     Vice President and Controller
                                     (Principal Accounting Officer)