Form 10-Q
period 2008-06-29
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP
filed 2008-08-13
CIK 927314, 1078706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 29, 2008

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

 Large accelerated filer |_|                      Accelerated filer          |_|
 Non-accelerated filer   |X|                      Smaller reporting company  |_|
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes |_|   No |X|

As of August 13, 2008, 1,015,010 shares of Class A Common Stock, $.001 par value of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of August 13, 2008, the additional registrant had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrant. As of August 13, 2008, no shares of the registrant or the additional registrant were held by non-affiliates.

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
                                                                                      (973) 628-3000


                                     Part I - FINANCIAL INFORMATION
                                      Item 1 - FINANCIAL STATEMENTS


                                BUILDING MATERIALS CORPORATION OF AMERICA

                            CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                         (Dollars in Thousands)


                                                    Second Quarter Ended               Six Months Ended
                                                  ------------------------       ---------------------------
                                                   June 29,        July 1,         June 29,        July 1,
                                                     2008           2007            2008            2007
                                                  ---------      ---------       -----------     -----------
Net sales...........................              $ 737,078      $ 663,270       $ 1,307,354     $ 1,193,261
                                                  ---------      ---------       -----------     -----------
Costs and expenses:

  Cost of products sold.............                515,877        485,945           940,792         878,883
  Selling, general and
   administrative...................                125,689        137,830           231,498         248,990
  Amortization of intangible assets.                  2,847              -             5,693               -
  Restructuring and other expenses..                  6,364         54,993            27,189          54,993
  Other (income) expense, net.......                    400           (797)            1,408            (378)
                                                  ---------      ---------       -----------     -----------
     Total costs and expenses, net..                651,177        677,971         1,206,580       1,182,488
                                                  ---------      ---------       -----------     -----------
Income (loss) before interest
 expense and income taxes...........                 85,901        (14,701)          100,774          10,773
Interest expense....................                (39,997)       (45,670)          (79,862)        (94,948)
                                                  ---------      ---------       -----------     -----------
Income (loss) before income taxes...                 45,904        (60,371)           20,912         (84,175)
Income tax (expense) benefit........                (18,103)        15,889            (8,156)         24,410
                                                  ---------      ---------       -----------     -----------
Net income (loss)...................              $  27,801      $ (44,482)      $    12,756     $   (59,765)
                                                  =========      =========       ===========     ===========



    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                                       BUILDING MATERIALS CORPORATION OF AMERICA

                                              CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands, except per share amounts)


                                                                                    June 29,
                                                                                      2008               December 31,
ASSETS                                                                             (Unaudited)               2007
Current Assets:                                                                   ------------           ------------
  Cash and cash equivalents.................................................      $    116,989           $      6,324
  Accounts receivable, trade, net...........................................           516,142                210,857
  Accounts receivable, other................................................             9,258                 10,792
  Income tax receivable.....................................................                 -                 11,968
  Inventories, net..........................................................           278,241                316,912
  Deferred income tax assets................................................            37,494                 38,017
  Other current assets......................................................            22,215                 13,698
                                                                                  ------------           ------------
    Total Current Assets....................................................           980,339                608,568
Property, plant and equipment, net..........................................           660,287                672,813
Goodwill....................................................................           654,087                655,200
Intangible assets, net......................................................           201,942                207,635
Income tax receivable from parent corporation...............................            10,016                 10,016
Other noncurrent assets.....................................................           125,327                120,159
                                                                                  ------------           ------------
Total Assets................................................................      $  2,631,998           $  2,274,391
                                                                                  ============           ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Current maturities of long-term debt......................................      $     25,186           $     24,630
  Accounts payable..........................................................           205,141                142,250
  Payable to related parties................................................            40,235                 16,133
  Loans payable to parent corporation.......................................            52,840                 52,840
  Accrued liabilities.......................................................           145,272                135,976
  Product warranty claims...................................................            16,200                 13,500
  Discontinued operations - current liabilities.............................               560                    560
                                                                                  ------------           ------------
  Total Current Liabilities.................................................           485,434                385,889
                                                                                  ------------           ------------
Long-term debt..............................................................         1,965,454              1,729,395
                                                                                  ------------           ------------
Product warranty claims.....................................................            30,828                 31,224
                                                                                  ------------           ------------
Deferred income tax liabilities.............................................            69,295                 60,869
                                                                                  ------------           ------------
Other liabilities...........................................................           162,128                163,332
                                                                                  ------------           ------------
Commitments and Contingencies - Note 13
Stockholders' Deficit:
  Series A Cumulative Redeemable Convertible Preferred
    Stock, $.01 par value per share; 400,000 shares
    authorized; no shares issued............................................                 -                      -
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding..................................................                 1                      1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; no shares issued.............................                 -                      -
  Loans receivable from parent corporation..................................           (56,293)               (56,224)
  Accumulated deficit.......................................................            (3,740)               (16,496)
  Accumulated other comprehensive loss......................................           (21,109)               (23,599)
                                                                                  ------------           ------------
    Total Stockholders' Deficit.............................................           (81,141)               (96,318)
                                                                                  ------------           ------------
Total Liabilities and Stockholders' Deficit.................................      $  2,631,998           $  2,274,391
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




                                 BUILDING MATERIALS CORPORATION OF AMERICA

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                          (Dollars in Thousands)

                                                                                           Six Months Ended
                                                                                   -------------------------------
                                                                                      June 29,           July 1,
                                                                                       2008               2007
                                                                                   ------------      -------------
Cash and cash equivalents, beginning of period..................................   $      6,324      $       7,777
                                                                                   ------------      -------------
Cash used in operating activities:
  Net income (loss).............................................................         12,756            (59,765)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
      Depreciation..............................................................         35,690             33,632
      Amortization of intangible and other assets...............................          7,616              2,057
      Restructuring and other expenses..........................................         44,119             65,793
      Deferred income taxes.....................................................          7,423            (33,163)
      Noncash interest charges..................................................          4,505              6,093
  Increase in working capital items.............................................       (237,736)          (116,110)
  Increase in product warranty claims...........................................          2,304                526
  Increase in other assets......................................................        (10,352)            (1,650)
  Increase in other liabilities.................................................          3,252              2,136
  Increase in net payable to related parties/parent corporations................         24,102              8,102
  Other, net....................................................................         (6,728)               867
                                                                                   ------------      -------------
Net cash used in operating activities...........................................       (113,049)           (91,482)
                                                                                   ------------      -------------
Cash used in investing activities:
  Acquisition of ElkCorp........................................................              -           (945,643)
  Capital expenditures and 2007 acquisitions....................................        (18,790)           (55,520)
  Proceeds from sale of assets..................................................          6,651                  -
                                                                                   ------------      -------------
Net cash used in investing activities...........................................        (12,139)        (1,001,163)
                                                                                   ------------      -------------
Cash provided by financing activities:
  Proceeds from issuance of long-term debt......................................        531,000          2,188,749
  Purchase of industrial development revenue bond certificates
     issued by the Company......................................................         (4,800)                 -
  Principal repayments of capital leases........................................         (4,194)                 -
  Repayments of long-term debt..................................................       (285,508)        (1,018,013)
  Distribution to parent corporation............................................              -               (171)
  Loan to parent corporation....................................................            (69)               (98)
  Financing fees and expenses...................................................           (576)           (33,822)
                                                                                   ------------      -------------
Net cash provided by financing activities.......................................        235,853          1,136,645
                                                                                   ------------      -------------
Net change in cash and cash equivalents.........................................        110,665             44,000
                                                                                   ------------      -------------
Cash and cash equivalents, end of period........................................   $    116,989      $      51,777
                                                                                   ============      =============


       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                        (continued on the following page)

                                    BUILDING MATERIALS CORPORATION OF AMERICA

                         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - (Continued)
                                             (Dollars in Thousands)

                                                                                           Six Months Ended
                                                                                   -------------------------------
                                                                                     June 29,            July 1,
                                                                                       2008               2007
                                                                                   ------------      -------------
Supplemental Cash Flow Information:
Effect on cash from changes in working capital items:
  Increase in accounts receivable trade and accounts
    receivable other............................................................   $   (303,996)     $    (177,813)
  Decrease in income tax receivable.............................................         11,837                  -
  Decrease in inventories, net..................................................         33,395             45,559
  Increase in other current assets..............................................         (8,517)            (4,095)
  Increase in accounts payable..................................................         64,478              5,582
  Increase in accrued liabilities...............................................         13,375             20,041
  Payments for restructuring and other expenses.................................        (48,308)            (5,384)
                                                                                   ------------      -------------
  Net effect on cash from increase in working capital items.....................   $   (237,736)     $    (116,110)
                                                                                   ============      =============

  Cash paid during the period for:
   Interest (net of amount capitalized of $313 and $1,727
     in 2008 and 2007, respectively)............................................   $     71,001      $      58,050

   Income taxes ................................................................   $        660      $       1,542



       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                    BUILDING MATERIALS CORPORATION OF AMERICA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1.  Formation of the Company

         Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. On February 22, 2007 ("date of acquisition"), a subsidiary of BMCA acquired approximately 90% of the outstanding common shares of ElkCorp ("Elk"), a Dallas, Texas-based manufacturer of roofing products and building materials. The remaining common shares of Elk were acquired on March 26, 2007, resulting in Elk becoming an indirect wholly-owned subsidiary of BMCA. See Note 3 for a description of the acquisition. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at June 29, 2008, and the results of its operations for the second quarter and six-month periods ended and its cash flows for the six-month periods ended June 29, 2008 and July 1, 2007, respectively. All adjustments are of a normal recurring nature, except for the restructuring and other expenses and debt restructuring costs recorded in the Company's statement of operations for the six-month periods ended June 29, 2008 and July 1, 2007, respectively. Net sales of roofing products and specialty building products and accessories are generally seasonal in nature. Accordingly, the results of operations and cash flows in the respective quarterly ended periods will vary depending on the time of the year. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission (the "SEC") on March 28, 2008 (the "2007 Form 10-K").

Reclassifications

         Certain reclassifications have been made to conform to current year presentation.

Note 2.  New Accounting Pronouncements

         In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements, which is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2 "Partial Deferral to the Effective Date of Statement 157" ("FSP No. 157-2"), which is effective for fiscal years beginning after November 15, 2008 and excludes SFAS No. 13, "Accounting for Leases," defers certain non-financial assets and non-financial liabilities and further clarifies the principles in SFAS No. 157 on the fair value measurement of liabilities. The Company's adoption of the provisions of SFAS No. 157 for all other items not deferred by FSP No. 157-2 in its first quarter of 2008 did not have a material effect on its

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 2.  New Accounting Pronouncements - (Continued)

consolidated financial statements. The Company is currently evaluating the provisions of FSP No. 157-2 and does not expect that the adoption will have a material effect on its consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the "fair value option," will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") to achieve similar results. SFAS No. 159 applies to all entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is expected to expand the use of fair value measurements for financial instruments and was effective for fiscal years beginning after November 15, 2007. In the first quarter of 2008, the Company exercised its option to decline its adoption of SFAS No. 159.

         In December 2007, the FASB issued SFAS No. 141 (revised in 2007) "Business Combinations" ("SFAS No. 141R"), which provides revised guidance on how an acquiring company should recognize and measure the identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands the required disclosures related to the nature and financial statement impact of business combinations and is effective, on a prospective basis, for business combinations completed in fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141R during its fiscal year ending December 31, 2009 and therefore has not determined the effect, if any, the adoption of SFAS No. 141R will have on its results of operations or financial position.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"), which establishes requirements for ownership interests in subsidiaries held by parties other than the Company (minority interests) to be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. Any changes in the parent's ownership interests are required to be accounted for in a consistent manner as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 2.  New Accounting Pronouncements - (Continued)

effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, the presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company will adopt the provisions of SFAS No. 160 during its fiscal year ending December 31, 2009 and does not expect the adoption to have any impact on its results of operations or financial position as the Company does not have any noncontrolling interests.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No. 133 and is intended to improve financial reporting related to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective on a prospective basis for fiscal years beginning on or after November 15, 2008. The Company will adopt the disclosure provisions of SFAS No. 161 during its fiscal year ending December 31, 2009.

         In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"), which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with United States generally accepted accounting principles. SFAS No. 162 will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board's amendments to Interim Audit Standards Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS No. 162 to have an impact on its results of operations or financial position.

Note 3.  Acquisition

         On February 22, 2007, a subsidiary of BMCA acquired approximately 90% of ElkCorp common shares at a purchase price of $43.50 per common share. On March 26, 2007, the remaining Elk common shares were acquired in a second step merger in exchange for the right to receive $43.50 per share in cash, which resulted in Elk becoming an indirect wholly-owned subsidiary of BMCA. The acquisition of the Elk common shares was completed at a purchase price of approximately $945.5 million, net of the repayment of $195.0 million of the then outstanding Elk senior notes, which were assumed in connection with the acquisition and repaid in March 2007.

         The Company financed the purchase of Elk, refinanced certain of BMCA's then outstanding debt and repaid all of Elk's then outstanding senior notes of $195.0 million with the proceeds from its new senior secured credit facilities. The Company's new senior secured credit facilities consist of a $600.0 million Senior Secured Revolving Credit Facility (the "Senior Secured Revolving Credit

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 3.  Acquisition - (Continued)

Facility"), a $975.0 million Term Loan Facility (the "Term Loan") and a $325.0 million Junior Lien Term Loan Facility (the "Junior Lien Term Loan", and collectively with the Senior Secured Revolving Credit Facility and the Term Loan, the "Senior Secured Credit Facilities"). See Note 7 for a description of the Senior Secured Credit Facilities.

         The Elk acquisition was accounted for under the purchase method of accounting as prescribed by SFAS No. 141 "Business Combinations" ("SFAS No. 141"), which requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the date of acquisition, with amounts exceeding their fair value being recorded as goodwill. During its first quarter ended March 30, 2008, the Company completed its purchase price allocation of the assets acquired and liabilities assumed from Elk (see table below). The operating results of Elk are included in the Company's results of operations from the date of acquisition.

         The following table represents the final fair values of assets acquired and liabilities assumed related to the acquisition of Elk as of the date of acquisition with amounts paid in excess of their fair values being recorded as goodwill.

      Goodwill...................................          $   589,293
                                                           ===========

      Total assets acquired......................          $ 1,412,033
      Total liabilities assumed..................             (466,514)
                                                           -----------
      Net assets acquired........................          $   945,519
                                                           ===========

         During the second quarter of 2007, the Company initiated a restructuring plan (the "2007 Restructuring Plan") (see Note 4), which was formulated in connection with the acquisition of Elk. Also, in connection with the Elk acquisition and pursuant to SFAS No. 141 and Emerging Issues Task Force ("EITF") No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination," the Company identified $8.7 million in purchase accounting adjustments, which related to employee severance payments to former Elk employees and lease termination expenses. As of June 29, 2008, the Company had paid $2.9 million for severance costs and $1.1 million for lease termination expenses. The Company expects to make approximately $4.7 million of lease termination payments through 2019. The Company's employee severance payments included the termination of approximately 130 Elk employees, including certain management positions, in the manufacturing and selling and administrative areas.

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 4.  Restructuring and Other Expenses

         The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the acquisition of Elk and to reduce the Company's current cost structure. The 2007 Restructuring Plan is expected to be fully implemented by the end of the Company's fiscal year ending December 31, 2008. The Company accounts for its restructuring activities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and EITF No. 96-9 "Classification of Inventory Markdowns and Other Costs Associated with Restructuring."

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

Six-Months Ended June 29, 2008 Restructuring Charges

         The Company identified an additional $42.0 million of restructuring and other expenses in its six-months ended June 29, 2008, which included $8.7 million of plant closing expenses, $2.2 million in employee severance payments and $31.1 million in integration-related expenses. Integration-related expenses primarily consisted of $14.1 million of inventory write-downs, $2.8 million of restructuring-related sales discounts and $14.2 million of other integration expenses.

                                     BUILDING MATERIALS CORPORATION OF AMERICA

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)


Note 4.  Restructuring and Other Expenses - (Continued)

         The Company recorded $44.1 million of the aforementioned identified restructuring and other expenses in its statement of operations in the six-month period ended June 29, 2008, of which $2.8 million was reflected as a reduction in net sales due to restructuring-related sales discounts, $14.1 million was charged to cost of products sold and $27.2 million was charged to restructuring and other expenses. The Company expects to incur the remaining $8.8 million of identified restructuring and other expenses and make the remaining cash payments related to its accrual by the end of its fiscal year ending December 31, 2008.

         The table below details the Company's restructuring and other expense accruals and charges made against the accrual during its six months ended
June 29, 2008:

                                                                Plant       Employee
Restructuring and                                              Closing     Severance    Integration
Other Expenses                                                 Expenses     Payments     Expenses         Total
------------------                                            ---------    ---------     ---------      ---------
                                                                                  (Thousands)
Beginning balance, as of
 December 31, 2007.......................................     $   2,905    $       -     $  10,945     $   13,850

Current period costs, net................................        10,353        2,171        31,595         44,119

Cash payments............................................       (16,219)      (2,171)      (29,918)       (48,308)

Amount related to property, plant and equipment for
 asset adjustments.......................................         6,234            -          (274)         5,960

Amount charged to write-off inventory....................           (63)           -        (1,713)        (1,776)

Non-cash items...........................................             -            -          (205)          (205)
                                                              ---------    ---------     ---------      ---------
Ending balance, as of June 29, 2008......................     $   3,210    $       -     $  10,430      $  13,640
                                                              =========    =========     =========      =========

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


                                      BUILDING MATERIALS CORPORATION OF AMERICA

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)


Note 5.  Comprehensive Income (Loss)

         The table below reconciles the Company's net income (loss) to comprehensive income (loss) for the second quarter and six-month periods ended
June 29, 2008 and July 1, 2007, respectively:

                                                               Second Quarter Ended                      Six Months Ended
                                                            ---------------------------             ---------------------------
                                                             June 29,          July 1,               June 29,         July 1,
                                                               2008             2007                   2008             2007
                                                            ----------       ----------             ----------       ----------
                                                                                        (Thousands)
    Net income (loss)....................................   $   27,801       $  (44,482)            $   12,756       $  (59,765)
                                                            ----------       ----------             ----------       ----------

    Other comprehensive income (loss), net
     of tax:
    Derivative fair value adjustment -
     interest rate swaps, net of tax of
     ($13,277) and ($4,982) for the
     three-month periods ended June 29,
     2008 and July 1, 2007, respectively,
     and ($1,382) and ($5,048) for the
     six-month periods ended June 29, 2008
     and July 1, 2007, respectively......................       21,661            8,130                  2,255            8,236


    Derivative fair value adjustment-
     treasury locks, net of tax of ($72) and
     $0 for the three-month periods ended
     June 29, 2008 and July 1, 2007,
     respectively, and ($144) and $0 for the
     six-month periods ended June 29, 2008
     and July 1, 2007, respectively......................          118                -                    235                -
                                                            ----------       ----------             ----------       ----------
    Comprehensive income (loss)..........................   $   49,580       $  (36,352)            $   15,246       $  (51,529)
                                                            ==========       ==========             ==========       ==========

Note 6.  Inventories

         Inventories consisted of the following as of June 29, 2008 and December 31, 2007, respectively.

                                                                June 29,             December 31,
                                                                  2008                   2007
                                                              ------------           ------------
                                                                           (Thousands)
  Finished goods........................................        $ 183,859              $ 241,511
  Work-in process.......................................           38,551                 26,291
  Raw materials and supplies............................           82,821                 72,950
                                                                ---------              ---------
  Total.................................................          305,231                340,752
  Less LIFO reserve.....................................          (26,990)               (23,840)
                                                                ---------              ---------
  Inventories...........................................        $ 278,241              $ 316,912
                                                                =========              =========

                          BUILDING MATERIALS CORPORATION OF AMERICA

Note 7.  Long-Term Debt

         Long-term debt consists of the following at June 29, 2008 and December 31, 2007:

                                                                 June 29,              December 31,
                                                                   2008                   2007
                                                                -----------            -----------
                                                                            (Thousands)
8% Senior Notes due 2008..................................      $     4,875            $     4,874
7 3/4% Senior Notes due 2014..............................          250,545                250,590
Borrowings under the Senior Secured
 Revolving Credit Facility................................          372,000                122,000
Term Loan.................................................          962,874                965,362
Junior Lien Term Loan.....................................          325,000                325,000
Obligations under capital leases..........................           57,804                 61,997
Industrial development revenue bonds......................            2,820                  7,710
Chester Loan..............................................            6,712                  8,241
Other notes payable.......................................            8,010                  8,251
                                                                -----------            -----------
    Total.................................................        1,990,640              1,754,025
Less current maturities...................................          (25,186)               (24,630)
                                                                -----------            -----------
Long-term debt less current maturities....................      $ 1,965,454            $ 1,729,395
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

         On April 10, 2008, the Company repurchased and retired $4.8 million of industrial development revenue bond certificates issued by the Company with respect to the Mount Vernon, Indiana Industrial Development Revenue Bond issued in 1985.

         As of June 29, 2008, the Company had total outstanding consolidated indebtedness of $2,043.5 million, which included $52.8 million of demand loans to its parent corporation and $25.2 million that matures prior to the end of the second quarter of 2009. The Company anticipates funding these obligations principally from its cash and cash equivalents on hand, cash flow from operations and/or borrowings under its Senior Secured Revolving Credit Facility.

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 7.  Long-Term Debt - (Continued)

         As of June 29, 2008, the Company was in compliance with all covenants under the Senior Secured Credit Facilities and the indentures governing its 8% Senior Notes due 2008 (the "2008 Notes") and its 7 3/4% Senior Notes due 2014 (the "2014 Notes" and, together with the 2008 Notes, the "Senior Notes"). As of June 29, 2008, the net book value of the collateral securing the Senior Secured Revolving Credit Facility Collateral (as defined in the Senior Secured Revolving Credit Facility) and the Term Loan Collateral (as defined in the Term Loan) was $1,011.5 and $1,676.8 million, respectively.

         At June 29, 2008, the Company had outstanding letters of credit of approximately $49.7 million, which included approximately $10.7 million of standby letters of credit related to certain obligations of G-I Holdings.

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

         In accordance with SFAS No. 133, the Company's swaps are treated as cash flow hedges. As of June 29, 2008, based on changes in the fair value of the interest rate swaps, the Company recognized a cumulative fair value loss on its interest rate swaps of $26.3 million to other liabilities, while the offset was recognized as an other comprehensive loss, net of tax of $10.0 million. Amounts may be reclassified from other comprehensive loss to interest expense if any portion of the Company's swaps become ineffective. The Company does not anticipate that any amount recorded in other comprehensive loss related to its swaps will be reclassified during its fiscal year ending December 31, 2008.

         In July 2007, the Company began entering into treasury locks as additional hedging instruments related to its Term Loan. On October 30, 2007, the Company settled its open treasury lock hedging positions, which resulted in a fair value loss and cash settlement. Pursuant to SFAS No. 133, the Company is amortizing the loss into its statement of operations over the life of the Term Loan, of which $0.2 and $0.4 million was amortized into interest expense in its second quarter and six-month period ended June 29, 2008, respectively.

                    BUILDING MATERIALS CORPORATION OF AMERICA

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

         The accrual for product warranty claims consisted of the following for the second quarter and six-month periods ended June 29, 2008 and July 1, 2007, respectively:

                                      Second Quarter Ended           Six Months Ended
                                      ---------------------       ---------------------
                                      June 29,      July 1,       June 29,      July 1,
                                        2008         2007           2008         2007
                                      --------     --------       --------     --------
                                                         (Thousands)
Beginning balance...................  $ 46,315     $ 41,609       $ 44,724     $ 26,971
Charged to cost of
  products sold.....................     5,134        4,541          9,899        8,311
Payments/deductions.................    (4,421)      (4,977)        (7,595)      (7,784)
Acquisition of Elk..................         -            -              -       13,675
                                      --------     --------       --------     --------
Ending balance......................  $ 47,028     $ 41,173       $ 47,028     $ 41,173
                                      ========     ========       ========     ========

         The Company offers extended warranty contracts on sales of its commercial roofing products. The lives of these extended commercial warranties range from 10 to 20 years. In addition, the Company offers enhanced warranties on certain of its residential roofing products. These enhanced warranties are the "Golden Pledge Warranty(TM)", "Peace of Mind(TM)" and "Peak Performance(R)" warranty programs. All revenue for the sale of these warranty programs is deferred and amortized on a straight-line basis over the average life of such warranty programs, which is in accordance with the accounting prescribed by FASB Technical Bulletin No. 90-1 "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." Incremental direct costs associated with the acquisition of the extended warranty contracts are capitalized and amortized on a straight-line basis over the average life of these warranty programs. Current costs of services performed related to claims paid under these warranty programs are expensed as incurred.

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 9.  Warranty Claims - (Continued)

         At June 29, 2008 and July 1, 2007, the Company had deferred revenue related to these agreements of $73.0 and $65.7 million, of which $8.6 and $8.3 million is included in other current liabilities and $64.4 and $57.4 million is included in other liabilities, respectively. At June 29, 2008 and July 1, 2007, the Company had related deferred costs of $51.5 and $42.8 million, of which $5.5 and $4.9 million is included in other current assets and $46.0 and $37.9 million is included in other assets, respectively.

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

         The Company's net periodic pension cost for the Retirement Plan included the following components for the second quarter and six-month periods ended June 29, 2008 and July 1, 2007, respectively:

                                    Second Quarter Ended      Six Months Ended
                                    --------------------    --------------------
                                    June 29,    July 1,     June 29,    July 1,
                                      2008       2007         2008       2007
                                    --------   ---------    --------   ---------
                                                     (Thousands)

Service cost.......................  $  430      $  381       $  860     $  762
Interest cost......................     610         567        1,221      1,134
Expected return on plan assets.....    (792)       (826)      (1,584)    (1,652)
Amortization of unrecognized prior
  service cost.....................       4          10            7         20
Amortization of net losses from
  earlier periods..................     105          41          210         83
                                     ------      ------       ------     ------
Net periodic pension cost..........  $  357      $  173       $  714     $  347
                                     ======      ======       ======     ======

         As of June 29, 2008, the Company expected to make pension contributions of $1.3 million to the Retirement Plan in 2008, which is consistent with its expectations as of December 31, 2007. The Company made Retirement Plan contributions of $0.5 million during its first six months of 2008.

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 10.  Benefit Plans - (Continued)

Postretirement Medical and Life Insurance

         The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997. Effective March 1, 2005, the Company amended the plan to eliminate postretirement medical benefits for all current and future retirees.

         Net periodic postretirement benefit included the following components for the second quarter and six-month periods ended June 29, 2008 and July 1, 2007, respectively:

                                       Second Quarter Ended         Six Months Ended
                                      ----------------------      ---------------------
                                       June 29,     July 1,        June 29,    July 1,
                                         2008        2007            2008        2007
                                      ---------    ---------      ---------   ---------
                                                          (Thousands)
Service cost.......................   $       4    $       3      $       7   $       6
Interest cost......................          29           30             58          60
Amortization of unrecognized prior
  service cost.....................        (142)        (143)          (285)       (285)
Amortization of net gains from
  earlier periods..................         (57)         (56)          (113)       (113)
                                      ---------    ---------      ---------   ---------
Net periodic postretirement
  benefit..........................   $    (166)   $    (166)     $    (333)  $    (332)
                                      =========    =========      =========   =========

         As of the second quarter ended June 29, 2008, the Company expected to make aggregate benefit claim payments of approximately $0.2 million during 2008, which are related to postretirement life insurance expenses. This is consistent with the Company's expectations as of December 31, 2007.

Note 11.  2001 Long-Term Incentive Plan

         Incentive units granted under the 2001 Long-Term Incentive Plan are valued at Book Value (as defined in the Plan) or the value of such incentive units specified at the date of grant. Increases or decreases in the Book Value of those incentive units result in a change in the measure of compensation for the award. Compensation expense for the Company's incentive units was $0.8 and $0.8 million for the second quarter ended June 29, 2008 and July 1, 2007, respectively, and $1.2 and $1.0 million for the six-month periods ended June 29, 2008 and July 1, 2007, respectively.

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 11.  2001 Long-Term Incentive Plan - (Continued)

The following is a summary of activity for incentive units related to the 2001 Long-Term Incentive Plan:

                                              Six Months Ended      Year-to-Date
                                                   June 29,         December 31,
                                                     2008               2007
                                                  ----------         ----------
Incentive Units outstanding, beginning
  of period.................................         99,120             98,633
Granted.....................................         17,000             45,589
Exercised...................................         (8,230)           (38,387)
Forfeited...................................         (5,635)            (6,715)
                                                   --------           --------
Incentive Units outstanding, end
  of period.................................        102,255             99,120
                                                   ========           ========
Vested Units outstanding, end of period.....         41,886             38,750
                                                   ========           ========

         The initial value of each of the 17,000 incentive units granted on January 1, 2008 was $592.01. The initial value of each of the 8,000 incentive units granted on July 2, 2007 and the 37,589 incentive units granted on January 1, 2007 was $589.43 and $583.08, respectively.

Note 12.  Related Party Transactions

         The Company makes loans to, and borrows from, its parent corporations from time to time at prevailing market rates. As of June 29, 2008 and July 1, 2007, BMCA Holdings Corporation owed the Company $56.3 and $56.1 million, including interest of $1.0 and $0.8 million, respectively, and the Company owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest, respectively. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $0.8 and $1.2 million during the second quarter ended June 29, 2008 and July 1, 2007, respectively, and $1.8 and $2.5 million during the six-month periods ended June 29, 2008 and July 1, 2007, respectively. Interest expense on the Company's loans from BMCA Holdings Corporation amounted to $0.8 and $1.2 million during the second quarter ended June 29, 2008 and July 1, 2007, respectively, and $1.8 and $2.4 million during the six-month periods ended June 29, 2008 and July 1, 2007, respectively. Loans payable to/receivable from its parent corporations are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing the

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 12.  Related Party Transactions - (Continued)

Company's Senior Notes at June 29, 2008, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions. The Company also makes non-interest bearing advances to affiliates, of which no balance was outstanding as of June 29, 2008 and July 1, 2007. In addition, as of June 29, 2008 and July 1, 2007, the Company did not owe any loans or enter into any lending activities with other affiliates.

         The Company has a management agreement with ISP Management Company, Inc., a subsidiary of International Specialty Products Inc. (which, together with its subsidiaries, is referred to as "ISP"), an affiliate, to provide the Company with certain management services (the "Management Agreement"). Based on services provided to the Company in 2008 under the Management Agreement, the aggregate amount payable to ISP Management Company, Inc. under the Management Agreement for 2008, inclusive of the services provided to G-I Holdings, is not yet available; however, after adjusting for inflationary factors, it is currently estimated to be similar to the $6.7 million paid in 2007. The Company does not expect any changes to the Management Agreement to have a material impact on the Company's results of operations.

         The Company and its subsidiaries purchase a substantial portion of their headlap roofing granules, colored roofing granules and algae-resistant granules, on a purchase order basis, from ISP Minerals Inc. ("ISP Minerals"), an affiliate of BMCA and ISP. The amount of mineral products purchased each year on this basis is based on current demand and is not subject to minimum purchase requirements. For the second quarter ended June 29, 2008, the Company purchased $12.3 million of roofing granules, and for the six-month period ended June 29, 2008, the Company purchased $19.5 million of roofing granules under this arrangement.

         In addition to the granules products purchased by BMCA under the above mentioned purchase order basis, the balance of BMCA's granules requirements are purchased under a contract expiring in 2013. The amount of mineral products purchased each year under the contract is based on current demand and is not subject to minimum purchase requirements. Under the contract, for the second quarter ended June 29, 2008, the Company purchased $22.8 million of roofing granules, and for the six-month period ended June 29, 2008, the Company purchased $41.9 million of roofing granules.

         Included in noncurrent assets as a tax receivable from parent corporation on the Company's consolidated balance sheets is $10.0 and $10.0 million at June 29, 2008 and December 31, 2007, respectively, representing amounts paid in excess of amounts due to G-I Holdings with respect to 2006 under the Tax Sharing Agreement (as defined). These amounts are included in the increase in net payable to related parties/parent corporations in the consolidated statements of cash flows.

                    BUILDING MATERIALS CORPORATION OF AMERICA

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

         On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). One of the parties to this matter, the Official Committee of Asbestos Claimants (the "creditors' committee"), subsequently filed a counterclaim against the Company seeking a declaration that BMCA has successor liability for Asbestos Claims against G-I Holdings and that it is the alter ego of G-I Holdings. On May 13, 2003 the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court. By order dated May 30, 2008, the District Court dismissed the BMCA Action without ruling on the merits of BMCA's position that it has no successor liability for Asbestos Claims. The District Court ruled that a federal court declaratory judgment action was not the proper vehicle for resolving this issue. The District Court's ruling did not affect the preliminary injunction enjoining the prosecution of Asbestos Claims against BMCA, and the Company believes that it does not have asbestos-related liability. Nevertheless,

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 13.  Contingencies - (Continued)

it is not possible to predict the outcome of any subsequent litigation regarding the continuation of the preliminary injunction and/or prosecution of Asbestos Claims against the Company.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 13.  Contingencies - (Continued)

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

         The Company has been advised by G-I Holdings that on August 12, 2008, G-I Holdings reached an agreement with the creditors' committee and the legal representative of present and future holders of asbestos related claims to jointly file a plan of reorganization with the Bankruptcy Court that will provide for settlement of Asbestos Claims and all related litigation. The agreement is subject to a number of contingencies, but if the reorganization plan is filed and confirmed, all of the actions described above will be resolved.

         If the reorganization plan is not confirmed and the Company is not successful in defending against one or more of the claims outlined above, the Company may be forced to file for bankruptcy protection and/or contribute all or a substantial portion of its assets to satisfy the claims of G-I Holdings' creditors. Either of these events, or the substantive consolidation of G-I Holdings and the Company, would weaken its operations and cause it to divert a material amount of its cash flow to satisfy the asbestos claims of G-I Holdings and may render it unable to pay interest or principal on its credit obligations.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 13.  Contingencies - (Continued)

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

         For a further discussion with respect to the history of the foregoing litigation, and asbestos-related matters, see Notes 8, 10, 13 and 20 to the consolidated financial statements contained in the Company's 2007 Form 10-K.

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

         Other Contingencies

         In the ordinary course of business, the Company has several supply agreements that include minimum annual purchase requirements. In the event these purchase requirements are not met, the Company may be required to make payments under these supply agreements. There have been no material changes to these contracts in the second quarter of 2008.

Note 14.  Guarantor Financial Information

         At June 29, 2008, all of the Company's subsidiaries, including Elk, each of which is wholly-owned by the Company, are guarantors under the Company's Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the indentures governing the Senior Notes. These guarantees are

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 14.  Guarantor Financial Information - (Continued)

full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation, a wholly-owned subsidiary of the Company, was a co-obligor on the 8% Senior Notes due 2007, which were redeemed during 2007. In 2007, BMCA Acquisition Inc., the direct parent of Elk, and Elk, as a result of its merger with BMCA Acquisition Sub, became co-obligors on the Senior Secured Revolving Credit Facility, the Term Loan and the Junior Lien Term Loan.

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


                                        BUILDING MATERIALS CORPORATION OF AMERICA

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)


Note 14.  Guarantor Financial Information - (Continued)

                                     Condensed Consolidating Statement of Operations
                                           Second Quarter Ended June 29, 2008
                                                       (Thousands)
                                                       (Unaudited)

                                                Parent        Co-Obligor       Guarantor
                                               Company        Subsidiary      Subsidiaries       Eliminations        Consolidated
                                               ---------      ----------      ------------       ------------        ------------
Net sales.................................     $ 702,430      $   11,297       $   23,351        $         -          $   737,078
Intercompany net sales....................             -         186,126        1,078,865         (1,264,991)                   -
                                               ---------      ----------       ----------        -----------          -----------
    Total net sales.......................       702,430         197,423        1,102,216         (1,264,991)             737,078
                                               ---------      ----------       ----------        -----------          -----------
Costs and expenses:
  Cost of products sold...................       610,324         196,432          974,112         (1,264,991)             515,877
  Selling, general and
    administrative........................        74,096           9,224           42,369                  -              125,689
  Amortization of intangible
    assets................................             -           2,847                -                  -                2,847
  Restructuring and other
    expenses..............................             -             842            5,522                  -                6,364
  Other (income) expense, net.............            64              (1)             337                  -                  400
                                               ---------      ----------       ----------        -----------          -----------
    Total costs and expenses, net.........       684,484         209,344        1,022,340         (1,264,991)             651,177
                                               ---------      ----------       ----------        -----------          -----------
Income (loss) before equity in
  earnings of subsidiaries,
  interest expense and income
  taxes...................................        17,946         (11,921)          79,876                  -               85,901

Equity in earnings of
  subsidiaries............................        31,957               -                -            (31,957)                   -
Interest expense..........................       (24,599)         (5,143)         (10,255)                 -              (39,997)
                                               ---------      ----------       ----------        -----------          -----------
Income (loss) before income taxes.........        25,304         (17,064)          69,621            (31,957)              45,904
Income tax (expense) benefit..............         2,497           6,545          (27,145)                 -              (18,103)
                                               ---------      ----------       ----------        -----------          -----------
Net income (loss).........................     $  27,801      $  (10,519)     $    42,476        $   (31,957)         $    27,801
                                               =========      ==========      ===========        ===========          ===========


                                   BUILDING MATERIALS CORPORATION OF AMERICA

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)


Note 14.  Guarantor Financial Information - (Continued)


                                Condensed Consolidating Statement of Operations
                                       Second Quarter Ended July 1, 2007
                                                  (Thousands)
                                                  (Unaudited)

                                              Parent      Co-Obligor       Guarantor
                                              Company    Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                             ---------   ------------     ------------     ------------    ------------
Net sales.................................   $ 440,350     $  194,821     $   28,099       $        -       $ 663,270
Intercompany net sales....................           -        345,762        389,925         (735,687)              -
                                             ---------     ----------     ----------       ----------       ---------
    Total net sales.......................     440,350        540,583        418,024         (735,687)        663,270
                                             ---------     ----------     ----------       ----------       ---------
Costs and expenses:
  Cost of products sold...................     382,730        425,871        413,031         (735,687)        485,945
  Selling, general and
    administrative........................      46,611         82,410          8,809                -         137,830
  Restructuring and other
    expenses..............................      54,993              -              -                -          54,993
  Other (income) expense, net.............        (977)           188             (8)               -            (797)
                                             ---------     ----------     ----------       ----------       ---------
    Total costs and expenses, net.........     483,357        508,469        421,832         (735,687)        677,971
                                             ---------     ----------     ----------       ----------       ---------
Income (loss) before equity in
  earnings of subsidiaries,
  interest expense and income
  taxes...................................     (43,007)        32,114         (3,808)               -         (14,701)

Equity in earnings of
 subsidiaries.............................      10,383              -              -          (10,383)              -
Interest expense..........................     (32,778)        (4,938)        (7,954)               -         (45,670)
                                             ---------     ----------     ----------       ----------       ---------
Income (loss) before income taxes.........     (65,402)        27,176        (11,762)         (10,383)        (60,371)
Income tax (expense) benefit..............      20,920         (7,915)         2,884                -          15,889
                                             ---------     ----------     ----------       ----------       ---------
Net income (loss).........................   $ (44,482)    $   19,261     $   (8,878)      $  (10,383)      $ (44,482)
                                             =========     ==========     ==========       ==========       =========


                                                BUILDING MATERIALS CORPORATION OF AMERICA

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)


Note 14.  Guarantor Financial Information - (Continued)

                                             Condensed Consolidating Statement of Operations
                                                     Six Months Ended June 29, 2008
                                                               (Thousands)
                                                               (Unaudited)

                                              Parent           Co-Obligor          Guarantor
                                              Company          Subsidiary         Subsidiaries       Eliminations     Consolidated
                                            -----------        ----------         ------------       ------------     ------------
  Net sales............................     $ 1,248,382        $    21,437         $    37,535       $          -      $ 1,307,354
  Intercompany net sales...............               -            337,293           1,945,659         (2,282,952)               -
                                            -----------        -----------         -----------       ------------      -----------
      Total net sales..................       1,248,382            358,730           1,983,194         (2,282,952)       1,307,354
                                            -----------        -----------         -----------       ------------      -----------
  Costs and expenses:
    Cost of products sold..............       1,084,174            355,259           1,784,311         (2,282,952)         940,792
    Selling, general and
      administrative...................         132,819             16,900              81,779                  -          231,498
    Amortization of intangible assets..               -              5,693                   -                  -            5,693
    Restructuring and other expenses...               -              2,424              24,765                  -           27,189
    Other expense, net.................             683                 59                 666                  -            1,408
                                            -----------        -----------         -----------       ------------      -----------
      Total costs and expenses, net....       1,217,676            380,335           1,891,521         (2,282,952)       1,206,580
                                            -----------        -----------         -----------       ------------      -----------
  Income (loss) before equity in
   earnings of subsidiaries, interest
   expense and income taxes............          30,706            (21,605)             91,673                  -          100,774

  Equity in earnings of subsidiaries...          24,248                  -                   -            (24,248)               -
  Interest expense.....................         (49,545)            (9,199)            (21,118)                 -          (79,862)
                                            -----------        -----------         -----------       ------------      -----------
  Income (loss) before income taxes....           5,409            (30,804)             70,555            (24,248)          20,912
  Income tax (expense) benefit.........           7,347             12,014             (27,517)                 -           (8,156)
                                            -----------        -----------         -----------       ------------      -----------
  Net income (loss)....................     $    12,756        $   (18,790)        $    43,038       $    (24,248)     $    12,756
                                            ===========        ===========         ===========       ============      ===========


                                                BUILDING MATERIALS CORPORATION OF AMERICA

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)


Note 14. Guarantor Financial Information - (Continued)

                                             Condensed Consolidating Statement of Operations
                                                      Six Months Ended July 1, 2007
                                                               (Thousands)
                                                               (Unaudited)

                                               Parent      Co-Obligor       Guarantor
                                              Company     Subsidiaries     Subsidiaries      Eliminations       Consolidated
                                             ---------    ------------     ------------      ------------       ------------
Net sales.............................       $ 854,282     $ 287,903        $   51,076       $          -        $ 1,193,261
Intercompany net sales................               -       662,402           749,253         (1,411,655)                 -
                                             ---------     ---------        ----------       ------------        -----------
  Total net sales.....................         854,282       950,305           800,329         (1,411,655)         1,193,261
                                             ---------     ---------        ----------       ------------        -----------
Costs and expenses:
  Costs of products sold..............         729,236       773,143           788,159         (1,411,655)           878,883
  Selling, general and
    administrative....................         103,689       128,782            16,519                  -            248,990
  Restructuring and other expenses....          54,993             -                 -                  -             54,993
  Other (income) expense, net.........            (611)          246               (13)                 -               (378)
                                             ---------     ---------        ----------       ------------        -----------
  Total costs and expenses, net.......         887,307       902,171           804,665         (1,411,655)         1,182,488
                                             ---------     ---------        ----------       ------------        -----------
Income (loss) before equity in
  earnings of subsidiaries, interest
  expense and income taxes............         (33,025)       48,134            (4,336)                 -             10,773

Equity in earnings of subsidiaries....           5,098             -                 -             (5,098)                 -
Interest expense......................         (58,331)      (21,453)          (15,164)                 -            (94,948)
                                             ---------     ---------        ----------       ------------        -----------
Income (loss) before income taxes.....         (86,258)       26,681           (19,500)            (5,098)           (84,175)
Income tax (expense) benefit..........          26,493        (7,737)            5,654                  -             24,410
                                             ---------     ---------        ----------       ------------        -----------
Net income (loss).....................       $ (59,765)    $  18,944        $  (13,846)      $     (5,098)       $   (59,765)
                                             =========     =========        ==========       ============        ===========



                                   BUILDING MATERIALS CORPORATION OF AMERICA

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)


Note 14.  Guarantor Financial Information - (Continued)

                                     Condensed Consolidating Balance Sheet
                                                 June 29, 2008
                                                  (Thousands)
                                                  (Unaudited)

                                                      Parent        Co-Obligor       Guarantor
                                                     Company        Subsidiary      Subsidiaries    Eliminations      Consolidated
                                                     -------        ---------       ------------    ------------      ------------
ASSETS
Current Assets:
  Cash and cash equivalents......................   $   116,648     $       102      $       239     $          -     $   116,989
  Accounts receivable, trade, net................       489,409           9,223           17,510                -         516,142
  Accounts receivable, other.....................         1,777           1,498            5,983                -           9,258
  Inventories, net...............................             -          64,482          213,759                -         278,241
  Deferred income tax assets.....................        37,494               -                -                -          37,494
  Other current assets...........................         6,254           1,163           14,798                -          22,215
                                                    -----------     -----------      -----------     ------------     -----------
    Total Current Assets.........................       651,582          76,468          252,289                -         980,339

Investment in subsidiaries.......................     1,581,272               -                -       (1,581,272)              -
Intercompany loans including accrued
  interest.......................................     1,117,129        (473,267)        (643,862)               -               -
Due from/(to) subsidiaries, net..................    (1,310,356)        334,263          976,093                -               -
Property, plant and equipment, net...............             -         288,559          371,728                -         660,287
Goodwill.........................................        59,323         589,293            5,471                -         654,087
Intangible assets, net...........................             -         201,942                -                -         201,942
Income tax receivable from parent
  corporation....................................        10,016               -                -                -          10,016
Other noncurrent assets..........................        88,577          11,353           25,397                -         125,327
                                                    -----------     -----------      -----------     ------------     -----------
Total Assets.....................................   $ 2,197,543     $ 1,028,611      $   987,116     $ (1,581,272)    $ 2,631,998
                                                    ===========     ===========      ===========     ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt...........   $    14,504     $       669      $    10,013     $          -     $    25,186
  Accounts payable...............................             -          40,953          164,188                -         205,141
  Payable to related parties.....................           827               -           39,408                -          40,235
  Loans payable to parent corporation............        52,840               -                -                -          52,840
  Accrued liabilities............................        71,689          14,728           58,855                -         145,272
  Product warranty claims........................        12,600           3,600                -                -          16,200
  Discontinued operations - current
   liabilities...................................             -             560                -                -             560
                                                    -----------     -----------      -----------     ------------     -----------
    Total Current Liabilities....................       152,460          60,510          272,464                -         485,434

Long-term debt less current maturities...........     1,900,790           4,000           60,664                -       1,965,454
Product warranty claims..........................        28,761           1,967              100                -          30,828
Deferred income tax liabilities..................        69,295               -                -                -          69,295
Other liabilities................................       127,378          12,032           22,718                -         162,128
                                                    -----------     -----------      -----------     ------------     -----------
Total Liabilities................................     2,278,684          78,509          355,946                -       2,713,139

Total Stockholders' Equity (Deficit).............       (81,141)        950,102          631,170       (1,581,272)        (81,141)
                                                    -----------     -----------      -----------     ------------     -----------
Total Liabilities and Stockholders'
     Equity (Deficit)............................   $ 2,197,543     $ 1,028,611      $   987,116     $ (1,581,272)    $ 2,631,998
                                                    ===========     ===========      ===========     ============     ===========


                                             BUILDING MATERIALS CORPORATION OF AMERICA

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)


Note 14.  Guarantor Financial Information - (Continued)

                                               Condensed Consolidating Balance Sheet
                                                         December 31, 2007
                                                            (Thousands)

                                                    Parent       Co-Obligor         Guarantor
                                                    Company      Subsidiary        Subsidiaries     Eliminations      Consolidated
                                                    -------      ----------        ------------     ------------      ------------
ASSETS
Current Assets:
  Cash and cash equivalents....................   $         -    $     1,936         $    4,388      $         -       $     6,324
  Accounts receivable, trade, net..............       198,781          3,753              8,323                -           210,857
  Accounts receivable, other...................         2,229          4,651              3,912                -            10,792
  Income tax receivable........................             -         11,968                  -                -            11,968
  Inventories, net.............................             -         89,735            227,177                -           316,912
  Deferred income tax assets...................        38,017              -                  -                -            38,017
  Other current assets.........................         5,644          1,985              6,069                -            13,698
                                                  -----------    -----------         ----------      -----------       -----------

    Total Current Assets.......................       244,671        114,028            249,869                -           608,568

Investment in subsidiaries.....................     1,557,024              -                  -       (1,557,024)                -
Intercompany loans including accrued
  interest.....................................       767,084       (194,715)          (572,369)               -                 -
Due from/(to) subsidiaries, net................      (787,818)        13,469            774,349                -                 -
Property, plant and equipment, net.............             -        297,942            374,871                -           672,813
Goodwill.......................................        40,080        590,405             24,715                -           655,200
Intangible assets, net.........................             -        207,635                  -                -           207,635
Income tax receivable from parent
  corporation..................................        10,016              -                  -                -            10,016
Other noncurrent assets........................        86,604         11,963             21,592                -           120,159
                                                  -----------    -----------         ----------     ------------       -----------

Total Assets...................................   $ 1,917,661    $ 1,040,727         $  873,027      $(1,557,024)      $ 2,274,391
                                                  ===========    ===========         ==========     ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt.........   $    14,530    $       670         $    9,430      $         -       $    24,630
  Accounts payable.............................            21         32,026            110,203                -           142,250
  Payable to related parties...................           992              -             15,141                -            16,133
  Loans payable to parent corporation..........        52,840              -                  -                -            52,840
  Accrued liabilities..........................        63,402         18,412             54,162                -           135,976
  Product warranty claims......................        13,500              -                  -                -            13,500
  Discontinued operations - current
   liabilities.................................             -            560                  -                -               560
                                                  -----------    -----------         ----------      -----------       -----------
    Total Current Liabilities..................       145,285         51,668            188,936                -           385,889

Long-term debt.................................     1,653,298          4,400             71,697                -         1,729,395
Product warranty claims........................        25,755          5,369                100                -            31,224
Deferred income tax liabilities................        60,869              -                  -                -            60,869
Other liabilities..............................       128,772         10,397             24,163                -           163,332
                                                  -----------    -----------         ----------      -----------       -----------
Total Liabilities..............................     2,013,979         71,834            284,896                -         2,370,709

Total Stockholders' Equity (Deficit)...........       (96,318)       968,893            588,131       (1,557,024)          (96,318)
                                                  -----------    -----------         ----------      -----------       -----------
Total Liabilities and Stockholders' Equity
(Deficit)......................................   $ 1,917,661    $ 1,040,727         $  873,027      $(1,557,024)      $ 2,274,391
                                                  ===========    ===========         ==========      ===========       ===========


                                              BUILDING MATERIALS CORPORATION OF AMERICA

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)


Note 14.  Guarantor Financial Information - (Continued)

                                           Condensed Consolidating Statement of Cash Flows
                                                   Six Months Ended June 29, 2008
                                                             (Thousands)
                                                             (Unaudited)


                                                                Parent        Co-Obligor       Guarantor
                                                               Company        Subsidiary      Subsidiaries       Consolidated
                                                              ---------       ----------      ------------       ------------
Cash and cash equivalents, beginning of period.......         $       -       $  1,936         $   4,388           $   6,324
                                                              ---------       --------         ---------           ---------
Cash provided by (used in) operating activities:
  Net income (loss)..................................           (11,492)       (18,790)           43,038              12,756
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation.....................................                 -         13,836            21,854              35,690
    Amortization of intangible and other assets......                 -          5,693             1,923               7,616
    Restructuring and other expenses.................             2,813          9,587            31,719              44,119
    Deferred income taxes............................             7,423              -                 -               7,423
    Noncash interest charges.........................             3,595            599               311               4,505
  (Increase) decrease in working capital items.......          (285,333)        33,312            14,285            (237,736)
  Increase in product warranty claims................             2,106            198                 -               2,304
  (Increase) decrease in other assets................            (4,658)            85            (5,779)            (10,352)
  Increase in other liabilities......................             2,244            913                95               3,252
  Increase (decrease) in net payable to related
     parties/parent corporations.....................           153,083        (42,239)          (86,742)             24,102
  Other, net.........................................                 -           (124)           (6,604)             (6,728)
                                                              ---------       --------         ---------           ---------
Net cash provided by (used in) operating activities..          (130,219)         3,070            14,100            (113,049)
                                                              ---------       --------         ---------           ---------
Cash used in investing activities:
  Capital expenditures...............................                 -         (4,501)          (14,289)            (18,790)
  Proceeds from sale of assets.......................                 -              -             6,651               6,651
                                                              ---------       --------         ---------           ---------
Net cash used in investing activities................                 -         (4,501)           (7,638)            (12,139)
                                                              ---------       --------         ---------           ---------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt...........           531,000              -                 -             531,000
  Purchase of industrial development revenue bond
    certificates issued by the Company...............                 -              -            (4,800)             (4,800)
  Principal repayments of capital leases.............                 -              -            (4,194)             (4,194)
  Repayments of long-term debt.......................          (283,488)          (403)           (1,617)           (285,508)
  Loan to parent corporation.........................               (69)             -                 -                 (69)
  Financing fees and expenses........................              (576)             -                 -                (576)
                                                              ---------       --------         ---------           ---------
Net cash provided by (used in) financing activities..           246,867           (403)          (10,611)            235,853
                                                              ---------       --------         ---------           ---------
Net change in cash and cash equivalents..............           116,648         (1,834)           (4,149)            110,665
                                                              ---------       --------         ---------           ---------
Cash and cash equivalents, end of period.............         $ 116,648       $    102         $     239           $ 116,989
                                                              =========       ========         =========           =========


                                              BUILDING MATERIALS CORPORATION OF AMERICA

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)


Note 14.  Guarantor Financial Information - (Continued)

                                           Condensed Consolidating Statement of Cash Flows
                                                    Six Months Ended July 1, 2007
                                                             (Thousands)
                                                             (Unaudited)



                                                                   Parent          Co-Obligor       Guarantor
                                                                  Company         Subsidiaries     Subsidiaries    Consolidated
                                                                ------------      ------------     ------------    ------------
Cash and cash equivalents, beginning of period...............   $         18      $     1,870       $   5,889      $      7,777
                                                                ------------      -----------       ---------      ------------
Cash provided by (used in) operating activities:
  Net income (loss)..........................................        (64,863)          18,944         (13,846)          (59,765)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
    Depreciation.............................................              -           28,955           4,677            33,632
    Amortization.............................................              -            2,057               -             2,057
    Restructuring and other expenses.........................         65,793                -               -            65,793
    Deferred income taxes....................................        (33,163)               -               -           (33,163)
    Noncash interest charges.................................          5,368              212             513             6,093
  (Increase) decrease in working capital items...............       (157,530)         (20,392)         61,812          (116,110)
  Increase (decrease) in product warranty claims.............          1,215             (389)           (300)              526
  (Increase) decrease in other assets........................         (2,286)           1,158            (522)           (1,650)
  Increase (decrease) in other liabilities...................          1,506              632              (2)            2,136
  Increase (decrease) in net payable to
    related parties/parent corporations......................     (1,250,975)       1,291,744         (32,667)            8,102
  Other, net.................................................              1              606             260               867
                                                                ------------      -----------       ---------      ------------
Net cash provided by (used in) operating
  activities.................................................     (1,434,934)       1,323,527          19,925           (91,482)
                                                                ------------      -----------       ---------      ------------
Cash used in investing activities:
  Acquisition of ElkCorp.....................................              -         (945,643)              -          (945,643)
  Capital expenditures and acquisitions......................              -          (32,284)        (23,236)          (55,520)
                                                                ------------      -----------       ---------      ------------
Net cash used in investing activities........................              -         (977,927)        (23,236)       (1,001,163)
                                                                ------------      -----------       ---------      ------------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt...................      2,162,849           25,900               -         2,188,749
  Repayments of long-term debt...............................       (693,842)        (324,171)              -        (1,018,013)
  Distribution to parent corporation.........................           (171)               -               -              (171)
  Loan to parent corporation.................................            (98)               -               -               (98)
  Financing fees and expenses................................        (33,822)               -               -           (33,822)
                                                                ------------      -----------       ---------      ------------
Net cash provided by (used in) financing activities..........      1,434,916         (298,271)              -         1,136,645
                                                                ------------      -----------       ---------      ------------
Net change in cash and cash equivalents......................            (18)          47,329          (3,311)           44,000
                                                                ------------      -----------       ---------      ------------
Cash and cash equivalents, end of period.....................   $          -      $    49,199       $   2,578      $     51,777
                                                                ============      ===========       =========      ============

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

         We believe the Elk acquisition has strategically positioned us for future growth in the roofing industry and building products market. We also believe the acquisition of Elk has allowed us to build on our market leadership position and create comprehensive market-leading product offerings. Our principal lines of residential roofing shingles are the Timberline(R) series, the Sovereign(R) series, Premium Designer Shingles and Specialty Shingles. The Timberline(R) series includes the Timberline(R) Prestique(R) 30 High-Definition(R), Timberline(R) Natural Shadow(TM), Timberline(R) Prestique(R) 40 High-Definition(R), Timberline(R) Prestique(R) Lifetime High-Definition(R) and Timberline(R) Prestique(R) Grande shingles. Our premium designer shingles include the Slateline(R), Grand Slate(TM), Grand Sequoia(R), Grand Canyon(TM), Country Mansion(R), Capstone(R), and Camelot(TM) shingles. We sell specialty shingles under the TruSlate(TM) product line, which offers a slate shingle system. We supply the major components necessary to install a complete roofing system from underlayments to attic ventilation products and accessories, under the Weather Stopper(R) 3-Part Roof Protection System. In recent years, we have improved our sales mix of residential roofing products by increasing our emphasis on laminated shingles and accessory products (the Timberline(R) series, premium designer shingles and specialty shingles), which are generally sold at higher prices and more attractive profit margins than our standard asphalt strip shingle products (the Sovereign(R) series). See Acquisition. Unless otherwise indicated by the context, "we," "us," and "our" refer to Building Materials Corporation of America and its consolidated subsidiaries.

Critical Accounting Policies

         There have been no significant changes to our Critical Accounting Policies during the six-month period ended June 29, 2008. For a further discussion on our Critical Accounting Policies, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies" in our annual report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission, which we refer to as the SEC, on March 28, 2008, which we refer to as the 2007 Form 10-K.

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

         Second Quarter 2008 Compared With
         Second Quarter 2007

         Our improved second quarter performance resulted principally from, in addition to the realization of acquisition-related synergies, higher roofing demand as a consequence of severe weather conditions in many parts of the country during the first six months of 2008, which in turn led to substantially higher average selling prices and increased unit volumes.

         We recorded net income of $27.8 million in the second quarter of 2008 compared to a net loss of $44.5 million in the second quarter of 2007. Our reported net income in the second quarter of 2008 included $9.8 million of after-tax ($16.1 million pre-tax) restructuring and other expenses, of which $1.0 million after-tax ($1.7 million pre-tax) was included as a reduction in net sales and $4.9 million after-tax ($8.0 million pre-tax) was included in cost of products sold related to the integration of Elk operations. Our reported net loss in the second quarter of 2007 included $46.7 million of after-tax ($65.8 million pre-tax) restructuring and other expenses, of which $7.7 million after-tax ($10.8 million pre-tax) was included in cost of products sold. Included in restructuring and other expenses are plant closing expenses related to the closure of several manufacturing facilities along with the write-down of certain plant assets related to the closed facilities in 2007, integration-related costs and the write-down of selected inventories. Excluding restructuring and other expenses, second quarter of 2008 net income was $37.6 million compared to the second quarter of 2007 net income of $2.2 million. The increase in net income for the second quarter of 2008 was primarily attributable to higher income before interest expense and income taxes and lower interest expense.

         Net sales for the second quarter of 2008 were $737.1 million compared to second quarter of 2007 net sales of $663.3 million. The increase in second quarter of 2008 net sales was primarily due to higher net sales of residential roofing products largely due to higher average selling prices and higher unit volumes, which were driven by severe weather-related storm demand in many parts of the country that offset the impact of softer new construction and remodeling demand. In addition, the higher average selling prices realized in the second quarter of 2008 were implemented to mitigate significant increases in raw material costs, including asphalt, and higher transportation costs. For the second quarter of 2008, commercial roofing products unit volumes also increased.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         Income before interest expense and income taxes in the second quarter of 2008, as reported, was $85.9 million compared to a reported loss before interest expense and income taxes of $14.7 million in the second quarter of 2007. Our income before interest expense and income taxes in the second quarter of 2008, as reported, included $16.1 million of restructuring and other expenses, of which $1.7 million was included as a reduction in net sales and $8.0 million was included in cost of products sold. Our reported loss before interest expense and income taxes in the second quarter of 2007 included $65.8 million of restructuring and other expenses, of which $10.8 million was included in cost of products sold. Excluding restructuring and other expenses, second quarter of 2008 income before interest expense and income taxes was $102.0 million compared to the second quarter of 2007 income before interest expense and income taxes of $51.1 million. The increase was primarily due to the realization of acquisition-related synergies and lower manufacturing costs, as well as higher average selling prices and higher unit volumes, which were offset by higher raw material costs, including asphalt, and higher transportation costs.

         Interest expense in the second quarter of 2008 decreased to $40.0 million compared to $45.7 million in the second quarter of 2007. The decrease in second quarter of 2008 interest expense was primarily due to a slightly lower average interest rate.

         Business Segment Information

Net Sales. Net sales of roofing products increased to $692.7 million for the second quarter of 2008 compared to $617.7 million for the second quarter of 2007. The increase in second quarter of 2008 net sales was primarily due to higher net sales of residential roofing products largely due to higher average selling prices and higher unit volumes, which were driven by severe weather-related storm demand in many parts of the country that offset the impact of softer new construction and remodeling demand. In addition, the higher average selling prices realized in the second quarter of 2008 were implemented to mitigate significant increases in raw material costs, including asphalt, and higher transportation costs. For the second quarter of 2008, commercial roofing products unit volumes also increased. Net sales of specialty building products and accessories decreased to $44.4 million for the second quarter of 2008 compared with $45.6 million for the second quarter of 2007.

Gross Margin. Our overall gross margin was $216.1 million or 29.3% of net sales for the second quarter of 2008 compared with $177.3 million or 26.7% of net sales for the second quarter of 2007. Included in our overall gross margin for the second quarter of 2008 were $9.7 million of restructuring and other expenses, of which $1.7 million was included as a reduction in net sales and $8.0 million was included in cost of products sold. Included in our overall gross margin for the second quarter of 2007 were $10.8 million of restructuring and other expenses, which were included in cost of products sold. The increase in our overall gross margin is primarily attributable to the realization of acquisition-related synergies and lower manufacturing costs, as well as higher average selling prices and higher unit volumes, which were offset by higher raw material costs, including asphalt.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         Six Months 2008 Compared With
         Six Months 2007

         We recorded net income of $12.8 million in the first six months of 2008 compared to a net loss of $59.8 million in the first six months of 2007. Our reported net income in the first six months of 2008 included $26.9 million of after-tax ($44.1 million pre-tax) restructuring and other expenses, of which $1.7 million after-tax ($2.8 million pre-tax) was included as a reduction in net sales and $8.6 million after-tax ($14.1 million pre-tax) was included in cost of products sold related to the integration of Elk operations. Our reported net loss in the first six months of 2007 included $46.7 million of after-tax ($65.8 million pre-tax) restructuring and other expenses, of which $7.7 million after-tax ($10.8 million pre-tax) was included in cost of products sold, and $16.5 million of after-tax ($23.2 million pre-tax) debt restructuring costs also related to the acquisition. Included in restructuring and other expenses are plant closing expenses related to the closure of several manufacturing facilities along with the write-down of certain plant assets related to the closed facilities in 2007, integration-related costs and the write-down of selected inventories. Excluding restructuring and other expenses, the first six months of 2008 net income was $39.7 million compared to the first six months of 2007 net income of $3.4 million after also adjusting for debt restructuring costs included in interest expense. The increase in net income for the first six months of 2008 was primarily attributable to higher income before interest expense and income taxes.

         Net sales for the first six months of 2008 were $1,307.4 million compared to the first six months of 2007 net sales of $1,193.3 million. The increase in net sales was primarily due to the first six months of 2008 residential roofing products net sales including a full six months of Elk net sales, as compared to the first six months of 2007 residential roofing products net sales, which only included Elk net sales since the date of acquisition. In addition, the increase in net sales was due to higher average selling prices and higher unit volumes, which were driven by severe weather-related storm demand in many parts of the country that offset the impact of softer new construction and remodeling demand. The higher average selling prices were implemented to mitigate significant increases in raw material costs, including asphalt, and higher transportation costs. For the six months of 2008, commercial roofing products unit volumes also increased.

         Income before interest expense and income taxes in the first six months of 2008, as reported, was $100.8 million compared to reported income before interest expense and income taxes of $10.8 million in the first six months of 2007. Our reported income before interest expense and income taxes for the first six months of 2008 included $44.1 million of restructuring and other expenses, of which $2.8 million was included as a reduction in net sales and $14.1 million was included in cost of products sold. Our reported income before interest expense and income taxes for the first six months of 2007 included $65.8 million of restructuring and other expenses, of which $10.8 million was included in cost of products sold. Excluding restructuring and other expenses, the first six months of 2008 income before interest expense and income taxes was $144.9 million compared to the first six months of 2007 income before interest expense and income taxes of $76.6 million. The increase in the first six months of 2008 income before interest expense and income taxes was primarily due to the realization of acquisition-related synergies and lower manufacturing costs, as well as higher average selling prices and higher unit volumes, which were offset by higher raw material costs, including asphalt, and higher transportation costs.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         Interest expense in the first six months of 2008 decreased to $79.9 million compared to $95.0 million in the first six months of 2007, which included $23.2 million of debt restructuring costs related to the acquisition of Elk. The debt restructuring costs in 2007 were comprised of tender premiums and the write-off of the remaining deferred financing fees and discounts associated with certain of the then outstanding 8% Senior Notes due 2007, which we refer to as the 2007 Notes, and the 8% Senior Notes due 2008, which we refer to as the 2008 Notes, of BMCA and all of the then outstanding senior notes of Elk. Excluding the impact of these debt restructuring costs, interest expense for the first six months of 2007 was $71.8 million. After excluding the debt restructuring costs in 2007, the first six months of 2008 increase in interest expense was primarily due to higher average borrowings, partially offset by a lower average interest rate. The higher average borrowings are primarily due to the 2008 interest expense including a full six months of interest associated with borrowings related to the acquisition of Elk, while 2007 interest expense included a partial six months of interest expense associated with these borrowings since the date of acquisition.

         Business Segment Information

Net Sales. Net sales of roofing products increased to $1,230.3 million for the first six months of 2008 compared with $1,121.7 million for the first six months of 2007. The increase in net sales of roofing products was primarily attributable to the first six months of 2008 net sales of residential roofing products including a full six months of Elk net sales as compared to the first six months of 2007 net sales of residential roofing products, which only included Elk net sales since the date of acquisition. In addition, the increase in net sales was due to higher average selling prices and higher unit volumes, which were driven by severe weather-related storm demand in many parts of the country that offset the impact of softer new construction and remodeling demand. The higher average selling prices were implemented to mitigate significant increases in raw material costs, including asphalt, and higher transportation costs. For the six months of 2008, commercial roofing products unit volumes also increased. Net sales of specialty building products and accessories increased to $77.1 million for the first six months of 2008 compared with $71.6 million for the first six months of 2007. The increase in net sales of specialty building products and accessories was primarily attributable to the inclusion of a full six months of Elk net sales of specialty building products and accessories in 2008, as compared to 2007, which included net sales of specialty building products of Elk since the date of acquisition.

Gross Margin. Our overall gross margin was $361.5 million or 27.7% of net sales for the first six months of 2008 compared with $314.4 million or 26.3% of net sales for the first six months of 2007. Included in our overall gross margin for the first six months of 2008 were $16.9 million of restructuring and other expenses, of which $2.8 million was included as a reduction in net sales and $14.1 million was included in cost of products sold. Included in our overall gross margin for the first six months of 2007 were $10.8 million of restructuring and other expenses, which were included in cost of products sold. The increase in our overall gross margin is primarily attributable to the realization of acquisition-related synergies and lower manufacturing costs, as well as higher average selling prices and higher unit volumes, which were offset by higher raw material costs, including asphalt.

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

         Net cash outflow from operating and investing activities was $125.2 million during the first six months of 2008, including $113.1 million of cash used in operations, the reinvestment of $18.8 million for capital programs, partially offset by $6.7 million of proceeds from the sale of assets.

         Cash invested in additional working capital totaled $237.7 million during the first six months of 2008, reflecting an increase in total accounts receivable of $304.0 million, due to the seasonality of our business, an $11.8 million decrease due to the collection of an income tax receivable, a $33.4 million decrease in inventories primarily due to aggressive inventory management and weather-related demand, an $8.5 million increase in other current assets, a $77.9 million increase in accounts payable and accrued liabilities and an increase of $48.3 million in payments for restructuring and other expenses. The net cash used in operating activities also included a $24.1 million net increase in the payable to related parties/parent corporations, primarily due to a seasonal increase in amounts due under our long-term granule supply agreement with an affiliated company. In addition, net cash used in operating activities included a $10.4 million increase in other non-current assets primarily reflecting a $4.4 million increase in deferred warranty-related program costs,

                    BUILDING MATERIALS CORPORATION OF AMERICA

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


net of amortization; and $44.1 million in restructuring and other expenses (see Restructuring and Other Expenses below).

         Net cash provided by financing activities totaled $235.9 million during the first six months of 2008, including $531.0 million of aggregate proceeds from the issuance of long-term debt, related to the first six months of 2008 cumulative borrowings under our Senior Secured Revolving Credit Facility. Financing activities also included $285.5 million in aggregate repayments of long-term debt, of which $281.0 million related to the first six months of 2008 cumulative repayments under our Senior Secured Revolving Credit Facility and $2.5 million related to our $975.0 million Term Loan Facility, which we refer to as the Term Loan. In addition, financing activities included a $4.8 million repurchase of industrial development revenue bond certificates, aggregate principal repayments of $4.2 million on our capital leases and $0.6 million in financing fees and expenses primarily related to debt restructuring costs.

         Acquisition

         On February 22, 2007, a subsidiary of BMCA acquired approximately 90% of ElkCorp common shares at a purchase price of $43.50 per common share. On March 26, 2007, the remaining Elk common shares were acquired in a second step merger in exchange for the right to receive $43.50 per share in cash, which resulted in Elk becoming an indirect wholly-owned subsidiary of BMCA. The acquisition of the Elk common shares was completed at a purchase price of approximately $945.5 million, net of the repayment of $195.0 million of the then outstanding Elk senior notes, which were assumed in connection with the acquisition and repaid in March 2007.

         We financed the purchase of Elk, refinanced certain of BMCA's then outstanding debt and repaid all of Elk's then outstanding senior notes of $195.0 million with the proceeds from our new senior secured credit facilities. Our new senior secured credit facilities consist of a $600.0 million Senior Secured Revolving Credit Facility, a $975.0 million Term Loan and a $325.0 million Junior Lien Term Loan Facility, which we refer to as the Junior Lien Term Loan, and collectively with the Senior Secured Revolving Credit Facility and the Term Loan, we refer to as the Senior Secured Credit Facilities. See Note 7 to the Consolidated Financial Statements for a description of the Senior Secured Credit Facilities.

         The Elk acquisition was accounted for under the purchase method of accounting as prescribed by Statement of Financial Accounting Standards, which we refer to as SFAS, No. 141 "Business Combinations", which we refer to as SFAS No. 141, which requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the date of acquisition, with amounts exceeding their fair value being recorded

                    BUILDING MATERIALS CORPORATION OF AMERICA

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


as goodwill. During the first quarter ended March 30, 2008, we completed our purchase price allocation of the assets acquired and liabilities assumed from Elk (see table below). The operating results of Elk are included in our results of operations from the date of acquisition.

         The following table represents the final fair values of assets acquired and liabilities assumed related to the acquisition of Elk as of the date of acquisition with amounts paid in excess of their fair values being recorded as goodwill.

      Goodwill....................................        $   589,293
                                                          ===========

      Total assets acquired.......................        $ 1,412,033
      Total liabilities assumed...................           (466,514)
                                                          -----------
      Net assets acquired.........................        $   945,519
                                                          ===========


         During the second quarter of 2007, we initiated a restructuring plan, which we refer to as the 2007 Restructuring Plan, (see Restructuring and Other Expenses), which was formulated in connection with the acquisition of Elk. Also, in connection with the Elk acquisition and pursuant to SFAS No. 141 and Emerging Issues Task Force, which we refer to as EITF, No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination," we identified $8.7 million in purchase accounting adjustments, which related to employee severance payments to former Elk employees and lease termination expenses. As of June 29, 2008, we had paid $2.9 million for severance costs and $1.1 million for lease termination expenses. We expect to make approximately $4.7 million of lease termination payments through 2019. Our employee severance payments included the termination of approximately 130 Elk employees, including certain management positions, in the manufacturing and selling and administrative areas.

         Restructuring and Other Expenses

         The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the acquisition of Elk and to reduce our current cost structure. The 2007 Restructuring Plan is expected to be fully implemented by the end of our fiscal year ending December 31, 2008. We account for our restructuring activities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and EITF No. 96-9 "Classification of Inventory Markdowns and Other Costs Associated with Restructuring."

                    BUILDING MATERIALS CORPORATION OF AMERICA

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


2007 Restructuring Charges

         In connection with the acquisition of Elk, we identified $191.9 million in restructuring and other expenses in our fiscal year ended December 31, 2007, of which $97.0 million related to property, plant and equipment write-downs at certain of our existing manufacturing facilities and $25.1 million related to plant closing expenses. Restructuring and other expenses also included $2.0 million in employee severance payments and $67.8 million in integration-related expenses, which primarily consisted of $24.3 million of inventory-related write-downs, $15.1 million of restructuring-related sales discounts, $1.4 million of lease termination expenses and $27.0 million of other integration expenses.

         We recorded $181.0 million of the aforementioned restructuring and other expenses in our statement of operations as of December 31, 2007, of which $15.1 million was reflected as a reduction in net sales due to restructuring-related sales discounts, $24.3 million was charged to cost of products sold and $141.6 million was charged to restructuring and other expenses.

Six-Months Ended June 29, 2008 Restructuring Charges

         We identified an additional $42.0 million of restructuring and other expenses during our six-months ended June 29, 2008, which included $8.7 million of plant closing expenses, $2.2 million in employee severance payments and $31.1 million in integration-related expenses. Integration-related expenses primarily consisted of $14.1 million of inventory write-downs, $2.8 million of restructuring-related sales discounts and $14.2 million of other integration expenses.

         We recorded $44.1 million of the aforementioned identified restructuring and other expenses in our statement of operations in the six-month period ended June 29, 2008, of which $2.8 million was reflected as a reduction in net sales due to restructuring-related sales discounts, $14.1 million was charged to cost of products sold and $27.2 million was charged to restructuring and other expenses. We expect to incur the remaining $8.8 million of identified restructuring and other expenses and make the remaining cash payments related to our accrual by the end of our fiscal year ending December 31, 2008.


                                      BUILDING MATERIALS CORPORATION OF AMERICA

                              Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                      CONDITION AND RESULTS OF OPERATIONS - (Continued)


         The table below details our restructuring and other expense accruals and charges made against the accrual during our six months ended June 29, 2008:


                                                                  Plant        Employee
Restructuring and                                                Closing       Severance        Integration
Other Expenses                                                   Expenses      Payments          Expenses          Total
------------------                                               --------      ---------        -----------       -------
                                                                                        (Thousands)
Beginning balance, as of
 December 31, 2007.......................................       $   2,905        $      -        $  10,945       $  13,850

Current period costs, net................................          10,353           2,171           31,595          44,119

Cash payments............................................         (16,219)         (2,171)         (29,918)        (48,308)

Amount related to property, plant and equipment for
 asset adjustments.......................................           6,234               -             (274)          5,960

Amount charged to write-off inventory....................             (63)              -           (1,713)         (1,776)

Non-cash items...........................................               -               -             (205)           (205)
                                                                ---------        --------        ---------       ---------
Ending balance, as of June 29, 2008......................       $   3,210        $      -        $  10,430       $  13,640
                                                                =========        ========        =========       =========

         Our aggregate employee severance payments included the termination of approximately 100 BMCA employees, including certain management positions, in the manufacturing and selling and administrative areas.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         Long-Term Debt

         Long-term debt consists of the following at June 29, 2008 and December 31, 2007:


                                                     June 29,       December 31,
                                                       2008             2007
                                                    -----------     -----------
                                                            (Thousands)

8% Senior Notes due 2008..........................  $     4,875     $     4,874
7 3/4% Senior Notes due 2014......................      250,545         250,590
Borrowings under the Senior Secured
 Revolving Credit Facility........................      372,000         122,000
Term Loan.........................................      962,874         965,362
Junior Lien Term Loan.............................      325,000         325,000
Obligations under capital leases..................       57,804          61,997
Industrial development revenue bonds..............        2,820           7,710
Chester Loan......................................        6,712           8,241
Other notes payable...............................        8,010           8,251
                                                    -----------     -----------
    Total.........................................    1,990,640       1,754,025
Less current maturities...........................      (25,186)        (24,630)
                                                    -----------     -----------
Long-term debt less current maturities............  $ 1,965,454     $ 1,729,395
                                                    ===========     ===========


         On February 22, 2007, BMCA entered into Senior Secured Credit Facilities consisting of a $975.0 million Term Loan Facility, a $600.0 million Senior Secured Revolving Credit Facility and a $325.0 million bridge loan facility, which was subsequently replaced by a $325.0 million Junior Lien Term Loan, which collectively financed the purchase of Elk and repaid certain existing BMCA debt facilities and Elk senior note debt.

         On April 10, 2008, we repurchased and retired $4.8 million of industrial development revenue bond certificates issued by us with respect to the Mount Vernon, Indiana Industrial Development Revenue Bond issued in 1985.

         As of June 29, 2008, we had total outstanding consolidated indebtedness of $2,043.5 million, which included $52.8 million of demand loans to our parent corporation and $25.2 million that matures prior to the end of the second quarter of 2009. We anticipate funding these obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         As of June 29, 2008, we were in compliance with all covenants under the Senior Secured Credit Facilities, and the indentures governing our 2008 Notes and our 7 3/4% Senior Notes due 2014, which we refer to as the 2014 Notes and, together with the 2008 Notes, the Senior Notes. As of June 29, 2008, the net book value of the collateral securing the Senior Secured Revolving Credit Facility Collateral (as defined in the Senior Secured Revolving Credit Facility) and the Term Loan Collateral (as defined in the Term Loan) was $1,011.5 and $1,676.8 million, respectively.

         At June 29, 2008, we had outstanding letters of credit of approximately $49.7 million, which included approximately $10.7 million of standby letters of credit related to certain obligations of G-I Holdings.

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

         In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", our swaps are treated as cash flow hedges. As of June 29, 2008, based on changes in the fair value of the interest rate swaps, we recognized a cumulative fair value loss on our interest rate swaps of $26.3 million to other liabilities, while the offset was recognized as an other comprehensive loss, net of tax of $10.0 million. Amounts may be reclassified from other comprehensive loss to interest expense if any portion of our swaps become ineffective. We do not anticipate that any amount recorded in other comprehensive loss related to our swaps will be reclassified during our fiscal year ending December 31, 2008.

         In July 2007, we began entering into treasury locks as additional hedging instruments related to our Term Loan. On October 30, 2007, we settled our open treasury lock hedging positions, which resulted in a fair value loss and cash settlement. Pursuant to SFAS No. 133, we are amortizing the loss into our statement of operations over the life of the Term Loan, of which $0.2 and $0.4 million was amortized into interest expense in our second quarter and six-month period ended June 29, 2008, respectively.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         Intercompany Transactions

         We make loans to, and borrow from, our parent corporations from time to time at prevailing market rates. As of June 29, 2008 and July 1, 2007, BMCA Holdings Corporation owed us $56.3 and $56.1 million, including interest of $1.0 and $0.8 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest, respectively. Interest income on our loans to BMCA Holdings Corporation amounted to $0.8 and $1.2 million during the second quarter ended June 29, 2008 and July 1, 2007, respectively, and $1.8 and $2.5 million during the six-month periods ended June 29, 2008 and July 1, 2007, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $0.8 and $1.2 million during the second quarter ended June 29, 2008 and July 1, 2007, respectively, and $1.8 and $2.4 million during the six-month periods ended June 29, 2008 and July 1, 2007, respectively. Loans payable to/receivable from our parent corporations are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes at June 29, 2008, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions. We also make non-interest bearing advances to affiliates, of which no balance was outstanding as of June 29, 2008 and July 1, 2007. In addition, as of June 29, 2008 and July 1, 2007, we did not owe any loans or enter into any lending activities with other affiliates.

         We have a management agreement, which we refer to as the Management Agreement, with ISP Management Company, Inc., a subsidiary of International Specialty Products Inc., which, together with its subsidiaries, is referred to as ISP, an affiliate, to provide us with certain management services. Based on services provided to us in 2008 under the Management Agreement, the aggregate amount payable to ISP Management Company, Inc. under the Management Agreement for 2008, inclusive of the services provided to G-I Holdings, is not yet available; however, after adjusting for inflationary factors, it is currently estimated to be similar to the $6.7 million paid in 2007. We do not expect any changes to the Management Agreement to have a material impact on our results of operations.

         We and our subsidiaries purchase a substantial portion of our headlap roofing granules, colored roofing granules and algae-resistant granules, on a purchase order basis, from ISP Minerals Inc., which we refer to as ISP Minerals, an affiliate of BMCA and ISP. The amount of mineral products purchased each year on this basis is based on current demand and is not subject to minimum purchase requirements. For the second quarter ended June 29, 2008, we purchased $12.3 million of roofing granules, and for the six-month period ended June 29, 2008, we purchased $19.5 million of roofing granules under this arrangement.

         In addition to the granules products purchased by BMCA under the above mentioned purchase order basis, the balance of BMCA's granules requirements are purchased under a contract expiring in 2013. The amount of mineral products purchased each year under the contract is based on current demand and is not subject to minimum purchase requirements. Under the contract, for the second quarter ended June 29, 2008, we purchased $22.8 million of roofing granules, and for the six-month period ended June 29, 2008, we purchased $41.9 million of roofing granules.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         Included in noncurrent assets as a tax receivable from parent corporation on our consolidated balance sheets is $10.0 and $10.0 million at June 29, 2008 and December 31, 2007, respectively, representing amounts paid in excess of amounts due to G-I Holdings with respect to 2006 under the Tax Sharing Agreement (as defined). These amounts are included in the increase in net payable to related parties/parent corporations in the consolidated statements of cash flows.

         Contingencies

         See Note 13 to Consolidated Financial Statements for information regarding contingencies.

         Economic Outlook

         We do not believe that inflation has had a material effect on our results of operations during the first six months of 2008. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

         The prices of energy and crude oil continued to rise during the second quarter of 2008 reaching record high levels. In addition, the cost of asphalt increased during the second quarter of 2008, also reaching record high levels, which reflects higher crude oil prices and higher asphalt demand largely driven by the seasonal paving market. Due to the strength of our manufacturing operations, which allows us to use many types of asphalt, together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard. We will attempt to pass on future cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

         Contractual Obligations

         There have been no significant changes to our contractual obligations during the second quarter ended June 29, 2008. For a further discussion on our contractual obligations related to minimum purchase obligations reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations "Contractual Obligations" in our 2007 Form 10-K.

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", which we refer to as SFAS No. 159, which permits entities to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the "fair value option," will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" to achieve similar results. SFAS No. 159 applies to all entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is expected to expand the use of fair value measurements for financial instruments and was effective for fiscal years beginning after November 15, 2007. In the first quarter of 2008, we exercised our option to decline the adoption of SFAS No. 159.

         In December 2007, the FASB issued SFAS No. 141 (revised in 2007) "Business Combinations", which we refer to as SFAS No. 141R, which provides revised guidance on how an acquiring company should recognize and measure the identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands the required disclosures related to the nature and financial statement impact of business combinations and is effective, on a prospective basis, for business combinations completed in fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141R during our fiscal year ending December 31, 2009 and therefore we have not determined the effect, if any, the adoption of SFAS No. 141R will have on our results of operations or financial position.

                    BUILDING MATERIALS CORPORATION OF AMERICA

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - (Continued)


         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which we refer to as SFAS No.
160. SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than us (minority interests) to be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. Any changes in the parent's ownership interests are required to be accounted for in a consistent manner as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, the presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We will adopt SFAS No. 160 during our fiscal year ending December 31, 2009 and we do not expect the adoption to have any impact on our results of operations or financial position as we do not have any noncontrolling interests.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", which we refer to as SFAS No.
161. SFAS No. 161 amends SFAS No. 133 and is intended to improve financial reporting related to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective on a prospective basis for fiscal years beginning on or after November 15, 2008. We will adopt the provisions of SFAS No. 161 during our fiscal year ending December 31, 2009.

         In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", which we refer to as SFAS No. 162, which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with United States generally accepted accounting principles. SFAS No. 162 will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board's amendments to Interim Audit Standards Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect the adoption of SFAS No. 162 to have an impact on our results of operations or financial position.

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

                    BUILDING MATERIALS CORPORATION OF AMERICA

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of June 29, 2008. See Note 8 to the Consolidated Financial Statements.

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

         Changes in Internal Control over Financial Reporting: There were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management's evaluation during the second quarter of fiscal year 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

         As of June 29, 2008, approximately 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber were pending against Building Materials Corporation of America. See Note 13 to Consolidated Financial Statements in Part I.


Item 6. Exhibits

Exhibit
Number            Description
------            -----------

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


                                  BUILDING MATERIALS CORPORATION OF AMERICA
                                  BUILDING MATERIALS MANUFACTURING CORPORATION


DATE:  August 13, 2008            BY: /s/John F. Rebele
       ---------------                ------------------------------------------
                                      John F. Rebele
                                      Senior Vice President,
                                      Chief Financial Officer and
                                      Chief Administrative Officer
                                      (Principal Financial Officer)


DATE:  August 13, 2008            BY: /s/James T. Esposito
       ---------------                ------------------------------------------
                                      James T. Esposito
                                      Vice President and Controller
                                      (Principal Accounting Officer)