Form 10-Q
period 2008-09-28
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP
filed 2008-11-12
CIK 927314, 1078706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 33-81808

BUILDING MATERIALS CORPORATION OF AMERICA (Exact name of registrant as specified in its charter)

Delaware	22-3276290
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1361 Alps Road, Wayne, New Jersey	07470
(Address of Principal Executive Offices)	(Zip Code)

(973) 628-3000

(Registrant’s telephone number, including area code)

None

(Former Name, Former Address and Former Fiscal Year,

if Changed Since Last Report)

See Table of Additional Registrants Below.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐		Accelerated filer☐
Non-accelerated filer☒	(Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☐ No☒

As of November 12, 2008, 1,015,010 shares of Class A Common Stock, $.001 par value of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of November 12, 2008, the additional registrant had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrant. As of November 12, 2008, no shares of the registrant or the additional registrant were held by non-affiliates.

ADDITIONAL REGISTRANTS

Exact name of registrant as specified in its charter	State or other jurisdiction of incorporation or organization	No. of Shares Outstanding	Commission File No./I.R.S. Employer Identification No.	Address, including zip code and telephone number, including area code, of registrant’s principal executive offices
Building Materials Manufacturing Corporation	Delaware	10	333-69749-01/ 22-3626208	1361 Alps Road Wayne, NJ 07470 (973) 628-3000

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in Thousands)

	Third Quarter Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Net sales	$852,826	$680,741	$2,160,181	$1,874,002

Costs and expenses:
Cost of products sold	602,459	493,434	1,543,252	1,372,316
Selling, general and administrative	144,617	134,078	376,116	383,067
Amortization of intangible assets	2,846	3,938	8,539	3,938
Restructuring and other expenses	6,606	24,628	33,794	79,622
Other (income) expense, net	1,758	(982)	3,166	(1,359)
Total costs and expenses, net	758,286	655,096	1,964,867	1,837,584

Income before interest expense and income taxes	94,540	25,645	195,314	36,418
Interest expense	(39,541)	(44,289)	(119,404)	(139,237)
Income (loss) before income taxes	54,999	(18,644)	75,910	(102,819)
Income tax (expense) benefit	(20,326)	7,463	(28,481)	31,874

Net income (loss)	$34,673	$(11,181)	$47,429	$(70,945)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

ASSETS	September 28, 2008 (Unaudited)	December 31, 2007

Current Assets:
Cash and cash equivalents	$157,809	$6,324
Accounts receivable, trade, net	539,864	210,857
Accounts receivable, other	11,749	10,792
Income tax receivable	-	11,968
Inventories, net	315,769	316,912
Deferred income tax assets	42,564	38,017
Other current assets	18,249	13,698
Total Current Assets	1,086,004	608,568
Property, plant and equipment, net	643,948	672,813
Goodwill	653,514	655,200
Intangible assets, net	199,096	207,635
Income tax receivable from parent corporation	10,016	10,016
Other noncurrent assets	122,728	120,159
Total Assets	$2,715,306	$2,274,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	$25,386	$24,630
Accounts payable	219,990	142,250
Payable to related parties	39,357	16,133
Loans payable to parent corporation	52,840	52,840
Accrued liabilities	151,768	135,976
Product warranty claims	16,200	13,500
Discontinued operations – current liabilities	560	560
Total Current Liabilities	506,101	385,889
Long-term debt	1,974,751	1,729,395
Product warranty claims	31,225	31,224
Deferred income tax liabilities	94,019	60,869
Other liabilities	160,699	163,332

Commitments and Contingencies – Note 13
Stockholders’ Deficit:
Series A Cumulative Redeemable Convertible Preferred
Stock, $.01 par value per share; 400,000 shares authorized; no shares issued	-	-
Class A Common Stock, $.001 par value per share;
1,300,000 shares authorized; 1,015,010 shares issued and outstanding	1	1
Class B Common Stock, $.001 par value per share;
100,000 shares authorized; no shares issued	-	-
Loans receivable from parent corporation	(56,323)	(56,224)
Retained earnings (accumulated deficit)	28,368	(16,496)
Accumulated other comprehensive loss	(23,535)	(23,599)
Total Stockholders’ Deficit	(51,489)	(96,318)
Total Liabilities and Stockholders’ Deficit	$2,715,306	$2,274,391

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 28, 2008	September 30, 2007

Cash and cash equivalents, beginning of period	$6,324	$7,777
Cash provided by (used in) operating activities:
Net income (loss)	47,429	(70,945)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	53,763	50,655
Amortization of intangible and other assets	11,516	6,495
Restructuring and other expenses	60,731	97,647
Deferred income taxes	28,213	(36,141)
Noncash interest charges	6,748	7,858
Increase in working capital items	(292,774)	(57,804)
Increase in product warranty claims	2,701	1,172
Increase in other assets	(11,615)	(5,187)
Increase in other liabilities	267	4,760
Increase in net payable to related parties/parent corporations	23,224	10,486
Other, net	(14,218)	577
Net cash provided by (used in) operating activities	(84,015)	9,573

Cash used in investing activities:
Acquisition of ElkCorp	-	(944,838)
Capital expenditures and 2007 acquisitions	(28,639)	(67,113)
Proceeds from sale of assets	21,443	-
Net cash used in investing activities	(7,196)	(1,011,951)

Cash provided by financing activities:
Proceeds from issuance of long-term debt	830,000	2,318,749
Repayments of long-term debt	(574,002)	(1,254,005)
Purchase of industrial development revenue bond certificates issued by the Company	(4,800)	-
Principal repayments of capital leases	(5,262)	-
Distribution to parent corporation	(65)	(171)
Dividend to parent corporation	(2,500)	-
Loan to parent corporation	(99)	(148)
Financing fees and expenses	(576)	(35,324)
Net cash provided by financing activities	242,696	1,029,101
Net change in cash and cash equivalents	151,485	26,723
Cash and cash equivalents, end of period	$157,809	$34,500

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

(Continued on the following page)

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - (Continued)

(Dollars in thousands)

	Nine Months Ended
	September 28,	September 30,
	2008	2007
Supplemental Cash Flow Information:
Effect on cash from changes in working capital items:
Increase in accounts receivable trade and accounts receivable other	$(330,240)	$(143,409)
(Increase) decrease in income tax receivable	11,837	(4,623)
(Increase) decrease in inventories, net	(6,850)	93,545
(Increase) decrease in other current assets	(4,551)	6,163
Increase in accounts payable	79,327	13,731
Increase in accrued liabilities	22,181	7,616
Payments for restructuring and other expenses	(64,478)	(30,827)
Net effect on cash from increase in working capital items	$(292,774)	$(57,804)

Cash paid during the period for:
Interest (net of amount capitalized of $415 and $2,167 in 2008 and 2007, respectively)	$95,132	$104,284

Income taxes	$4,505	$1,658

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

Note 1.	Formation of the Company

Building Materials Corporation of America (“BMCA” or the “Company”) was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation (“BHC”), which is a wholly-owned subsidiary of G-I Holdings Inc. (“G-I Holdings”). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. On February 22, 2007 (“date of acquisition”), a subsidiary of BMCA acquired approximately 90% of the outstanding common shares of ElkCorp (“Elk”), a Dallas, Texas-based manufacturer of roofing products and building materials. The remaining common shares of Elk were acquired on March 26, 2007, resulting in Elk becoming an indirect wholly-owned subsidiary of BMCA. See Note 3 for a description of the acquisition.

The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at September 28, 2008, and the results of its operations for the third quarter and nine-month periods ended and its cash flows for the nine-month periods ended September 28, 2008 and September 30, 2007, respectively. All adjustments are of a normal recurring nature, except for the restructuring and other expenses and debt restructuring costs recorded in the Company’s statement of operations for the nine-month periods ended September 28, 2008 and September 30, 2007, respectively. Net sales of roofing products and specialty building products and accessories are generally seasonal in nature. Accordingly, the results of operations and cash flows in the respective quarterly ended periods will vary depending on the time of the year. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2008 (the “2007 Form 10-K”).

Reclassifications

Certain reclassifications have been made to conform to current year presentation.

Note 2.	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements, which is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 “Partial Deferral to the Effective Date of Statement 157” (“FSP No. 157-2”), which is effective for fiscal years beginning after November 15, 2008 and excludes SFAS No. 13, “Accounting for Leases,” defers certain non-financial assets and non-financial liabilities and further clarifies the principles in SFAS No. 157 on the fair value measurement of liabilities. The Company’s adoption of the provisions of SFAS No. 157 for all other items not deferred by FSP No. 157-2 in its first quarter of 2008 did not have a material effect on its consolidated financial statements. The Company is currently evaluating the provisions of FSP No. 157-2, which the Company will adopt in its first quarter beginning January 1, 2009 and does not expect that the adoption will have a material effect on its consolidated financial statements.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 2.	New Accounting Pronouncements – (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and is simpler than using the complex hedge-accounting provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to achieve similar results. SFAS No. 159 applies to all entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is expected to expand the use of fair value measurements for financial instruments and was effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 for its fiscal year beginning January 1, 2008 and upon adoption did not elect the fair value option for any items within the scope of SFAS No. 159. Therefore, SFAS No. 159 did not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised in 2007) “Business Combinations” (“SFAS No. 141R”), which provides revised guidance on how an acquiring company should recognize and measure the identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands the required disclosures related to the nature and financial statement impact of business combinations and is effective, on a prospective basis, for business combinations completed in fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141R for its fiscal year beginning January 1, 2009 and, therefore, will apply SFAS No. 141R prospectively to any business combinations subsequent to that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which establishes requirements for ownership interests in subsidiaries held by parties other than the Company (minority interests) to be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. Any changes in the parent’s ownership interests are required to be accounted for in a consistent manner as equity transactions, and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, the presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company will adopt the provisions of SFAS No. 160 for its fiscal year beginning January 1, 2009 and does not expect the adoption to have any impact on its results of operations or financial position as the Company does not have any noncontrolling interests.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133 and is intended to improve financial reporting related to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective on a prospective basis for fiscal years beginning on or after November 15, 2008. The Company will adopt the disclosure provisions of SFAS No. 161 for its fiscal year beginning January 1, 2009.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 2.    New Accounting Pronouncements – (Continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with United States generally accepted accounting principles. SFAS No. 162 will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s amendments to Interim Audit Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have any impact on its results of operations or financial position.

Note 3.	Acquisition

On February 22, 2007, a subsidiary of BMCA acquired approximately 90% of Elk common shares at a purchase price of $43.50 per common share. On March 26, 2007, the Company acquired the remaining Elk common shares in a second step merger in exchange for the right to receive $43.50 per share in cash, which resulted in Elk becoming an indirect wholly-owned subsidiary of BMCA. The Company completed the acquisition of the Elk common shares at a purchase price of approximately $945.5 million, net of the repayment of $195.0 million of the then outstanding Elk senior notes, which were assumed in connection with the acquisition and repaid in March 2007.

The Company financed the purchase of Elk, refinanced certain of BMCA’s then outstanding debt and repaid all of Elk’s then outstanding senior notes of $195.0 million with the proceeds from its new senior secured credit facilities. The Company’s new senior secured credit facilities consist of a $600.0 million Senior Secured Revolving Credit Facility (the “Senior Secured Revolving Credit Facility”), a $975.0 million Term Loan Facility (the “Term Loan”) and a $325.0 million Junior Lien Term Loan Facility (the “Junior Lien Term Loan”, and collectively with the Senior Secured Revolving Credit Facility and the Term Loan, the “Senior Secured Credit Facilities”). See Note 7.

The Company accounted for the Elk acquisition under the purchase method of accounting as prescribed by SFAS No. 141 “Business Combinations” (“SFAS No. 141”), which requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the date of acquisition, with amounts exceeding their fair value being recorded as goodwill. During its first quarter ended March 30, 2008, the Company completed its purchase price allocation of the assets acquired and liabilities assumed from Elk (see table below). The operating results of Elk are included in the Company’s results of operations from the date of acquisition.

The following table represents the final fair values of assets acquired and liabilities assumed related to the acquisition of Elk as of the date of acquisition with amounts paid in excess of their fair values being recorded as goodwill.

Goodwill	$588,720

Total assets acquired	$1,411,460
Total liabilities assumed	(465,941)
Net assets acquired	$945,519

During the second quarter of 2007, the Company initiated a restructuring plan (the “2007 Restructuring Plan”) (see Note 4), which it formulated in connection with the acquisition of Elk. Also, in connection with the Elk acquisition and pursuant to SFAS No. 141 and Emerging Issues Task Force (“EITF”) No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company identified $8.7 million in purchase accounting adjustments, which related to employee severance payments to former Elk employees and lease

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 3.    Acquisition – (Continued)

termination expenses. As of September 28, 2008, the Company had paid $2.9 million for severance costs and $1.3 million for lease termination expenses. The Company expects to make approximately $4.5 million of lease termination payments through 2019. The Company’s employee severance payments included the termination of approximately 130 Elk employees, including certain management positions, in the manufacturing and selling and administrative areas.

Note 4.	Restructuring and Other Expenses

The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the acquisition of Elk and to reduce the Company’s current cost structure. The 2007 Restructuring Plan is expected to be fully implemented by the end of the Company’s fiscal year ending December 31, 2008. The Company accounts for its restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF No. 96-9 “Classification of Inventory Markdowns and Other Costs Associated with Restructuring.”

2007 Restructuring and Other Expenses

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

Nine Months Ended September 28, 2008 Restructuring and Other Expenses

The Company identified an additional $58.4 million of restructuring and other expenses in its nine months ended September 28, 2008, which included $12.7 million of plant closing expenses, $2.9 million in employee severance payments and $42.8 million in integration-related expenses. Integration-related expenses primarily consisted of $22.3 million of inventory write-downs, $4.6 million of restructuring-related sales discounts and $15.9 million of other integration expenses.

The Company recorded $60.7 million of the identified restructuring and other expenses in its statement of operations in the nine-month period ended September 28, 2008, of which $4.6 million was reflected as a reduction in net sales due to restructuring-related sales discounts, $22.3 million was charged to cost of products sold and $33.8 million was charged to restructuring and other expenses. The Company expects to incur the remaining $8.6 million of identified integration and other expenses and to make the remaining cash payments related to its accrual, once all matters with the acquisition of Elk are resolved and completed.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 4.   Restructuring and Other Expenses – (Continued)

The table below details the Company’s restructuring and other expense accruals and charges made against the accrual during its nine months ended September 28, 2008:

Restructuring and Other Expenses	Plant Closing Expenses	Employee Severance Payments	Integration Expenses	Total
	(Thousands)

Beginning balance, as of December 31, 2007	$2,905	$-	$10,945	$13,850

Current period costs, net	14,364	2,863	43,504	60,731

Cash payments	(19,967)	(2,863)	(41,648)	(64,478)

Amount related to property, plant and equipment for asset adjustments	6,228	-	(309)	5,919

Amount charged to write-off inventory	(63)	-	(3,010)	(3,073)

Non-cash items	-	-	(445)	(445)

Ending balance, as of September 28, 2008	$3,467	$-	$9,037	$12,504

The Company’s aggregate employee severance payments included the termination of approximately 100 BMCA employees, including certain management positions, in the manufacturing and selling and administrative areas.

Note 5.	Comprehensive Income (Loss)

The table below reconciles the Company’s net income (loss) to comprehensive income (loss) for the third quarter and nine-month periods ended September 28, 2008 and September 30, 2007, respectively:

	Third Quarter Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
	(Thousands)

Net income (loss)	$34,673	$(11,181)	$47,429	$(70,945)

Other comprehensive income (loss), net of tax:
Derivative fair value adjustment - interest rate swaps, net of tax of $1,559 and $6,553 for the three-month periods ended September 28, 2008 and September 30, 2007, respectively, and $177 and $1,505 for the nine-month periods ended September 28, 2008 and September 30, 2007, respectively	(2,543)	(10,691)	(288)	(2,455)

Derivative fair value adjustment - treasury locks, net of tax of ($72) and $1,016 for the three-month periods ended September 28, 2008 and September 30, 2007, respectively, and ($216) and $1,016 for the nine-month periods ended September 28, 2008 and September 30, 2007, respectively.	117	(1,658)	352	(1,658)
Comprehensive income (loss)	$32,247	$(23,530)	$47,493	$(75,058)

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 6.	Inventories

Inventories consisted of the following as of September 28, 2008 and December 31, 2007, respectively.

	September 28, 2008	December 31, 2007
	(Thousands)

Finished goods	$234,333	$241,511
Work-in process	36,699	26,291
Raw materials and supplies	92,217	72,950
Total	363,249	340,752
Less LIFO reserve	(47,480)	(23,840)
Inventories	$315,769	$316,912

Note 7.	Long-Term Debt

Long-term debt consists of the following at September 28, 2008 and December 31, 2007:

	September 28, 2008	December 31, 2007
	(Thousands)

8% Senior Notes due 2008	$4,876	$4,874
7 3/4% Senior Notes due 2014	250,523	250,590
Borrowings under the Senior Secured Revolving Credit Facility	386,000	122,000
Term Loan	960,466	965,362
Junior Lien Term Loan	325,000	325,000
Obligations under capital leases	56,733	61,997
Industrial development revenue bonds	2,820	7,710
Chester Loan	5,927	8,241
Other notes payable	7,792	8,251
Total	2,000,137	1,754,025
Less current maturities	(25,386)	(24,630)
Long-term debt less current maturities	$1,974,751	$1,729,395

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

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 7.   Long-Term Debt – (Continued)

As of September 28, 2008, the Company had total outstanding consolidated indebtedness of $2,053.0 million, which included $52.8 million of demand loans to its parent corporation and $25.4 million that matures prior to the end of the third quarter of 2009. The Company anticipates funding these obligations principally from its cash and cash equivalents on hand, cash flow from operations and/or borrowings under its Senior Secured Revolving Credit Facility.

As of September 28, 2008, the Company was in compliance with all covenants under the Senior Secured Credit Facilities and the indentures governing its 8% Senior Notes due 2008 (the “2008 Notes”) and its 7 3/4% Senior Notes due 2014 (the “2014 Notes” and, together with the 2008 Notes, the “Senior Notes”). As of September 28, 2008, the net book value of the collateral securing the Senior Secured Revolving Credit Facility Collateral (as defined in the Senior Secured Revolving Credit Facility) and the Term Loan Collateral (as defined in the Term Loan) was $1,109.5 and $1,662.1 million, respectively.

At September 28, 2008, the Company had outstanding letters of credit of approximately $48.4 million, which included approximately $10.6 million of standby letters of credit related to certain obligations of G-I Holdings.

Note 8.	Hedging Activity

In March 2007, the Company entered into forward-starting Eurodollar rate, or LIBOR, based pay fixed income interest rate swaps related to its Term Loan, with an effective date of April 23, 2007 and a maturity date of April 23, 2012. In October 2007, the Company entered into additional interest rate swaps related to its Term Loan with an effective date of October 23, 2007 and a maturity date of October 23, 2012 under terms similar to those of the Company’s swaps entered into in March 2007.

In accordance with SFAS No. 133, the Company’s swaps are treated as cash flow hedges. As of September 28, 2008, based on changes in the fair value of the interest rate swaps, the Company recognized a cumulative fair value loss on its interest rate swaps of $30.4 million to other liabilities, while the offset was recognized as an other comprehensive loss, net of tax of $11.6 million. Amounts may be reclassified from other comprehensive loss to interest expense if any portion of the Company’s swaps become ineffective. The Company does not anticipate that any amount recorded in other comprehensive loss related to its swaps will be reclassified during its fiscal year ending December 31, 2008.

In July 2007, the Company began entering into treasury locks as additional hedging instruments related to its Term Loan. On October 30, 2007, the Company settled its open treasury lock hedging positions, which resulted in a fair value loss and cash settlement. Pursuant to SFAS No. 133, the Company is amortizing the loss into its statement of operations over the life of the Term Loan, of which $0.2 and $0.6 million was amortized into interest expense in its third quarter and nine-month period ended September 28, 2008, respectively.

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

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 9.    Warranty Claims – (Continued)

The accrual for product warranty claims consisted of the following for the third quarter and nine-month periods ended September 28, 2008 and September 30, 2007, respectively:

	Third Quarter Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
	(Thousands)
Beginning balance	$47,028	$41,173	$44,724	$26,971
Charged to cost of products sold	5,941	5,139	15,840	13,450
Payments/deductions	(5,544)	(4,493)	(13,139)	(12,277)
Acquisition of Elk	-	-	-	13,675
Ending balance	$47,425	$41,819	$47,425	$41,819

The Company offers extended warranty contracts on sales of its commercial roofing products. The lives of these extended commercial warranties range from 10 to 20 years. In addition, the Company offers enhanced warranties on certain of its residential roofing products. These enhanced warranties are the “Golden Pledge Warranty™”, “Peace of Mind™” and “Peak Performance®” warranty programs. All revenue for the sale of these warranty programs is deferred and amortized on a straight-line basis over the average life of such warranty programs, which is in accordance with the accounting prescribed by FASB Technical Bulletin No. 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Incremental direct costs associated with the acquisition of the extended warranty contracts are capitalized and amortized on a straight-line basis over the average life of these warranty programs. Current costs of services performed related to claims paid under these warranty programs are expensed as incurred.

At September 28, 2008 and September 30, 2007, the Company had deferred revenue related to these agreements of $75.5 and $68.0 million, of which $8.6 and $8.2 million is included in other current liabilities and $66.9 and $59.8 million is included in other liabilities, respectively. At September 28, 2008 and September 30, 2007, the Company had related deferred costs of $54.0 and $45.3 million, of which $5.5 and $5.1 million is included in other current assets and $48.5 and $40.2 million is included in other assets, respectively.

Note 10.	Benefit Plans

Defined Benefit Plans

The Company provides a non-contributory defined benefit retirement plan for certain hourly and salaried employees (the “Retirement Plan”). Benefits under this plan are based on stated amounts for each year of service. The Company’s funding policy is consistent with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

The Company’s net periodic pension cost for the Retirement Plan included the following components for the third quarter and nine-month periods ended September 28, 2008 and September 30, 2007, respectively:

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 10.    Benefit Plans – (Continued)

	Third Quarter Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
	(Thousands)

Service cost	$430	$381	$1,290	$1,143
Interest cost	611	567	1,832	1,701
Expected return on plan assets	(792)	(826)	(2,376)	(2,478)
Amortization of unrecognized prior service cost	3	10	10	30
Amortization of net losses from earlier periods	105	41	315	124
Net periodic pension cost	$357	$173	$1,071	$520

As of September 28, 2008, the Company expected to make pension contributions of $1.3 million to the Retirement Plan in 2008, which is consistent with its expectations as of December 31, 2007. The Company made Retirement Plan contributions of $1.0 million during its first nine months of 2008.

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

Net periodic postretirement benefit included the following components for the third quarter and nine-month periods ended September 28, 2008 and September 30, 2007, respectively:

	Third Quarter Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
	(Thousands)

Service cost	$3	$3	$10	$9
Interest cost	29	30	87	90
Amortization of unrecognized
prior service cost	(143)	(143)	(428)	(428)
Amortization of net gains from
earlier periods	(56)	(57)	(169)	(170)
Net periodic postretirement
benefit	$(167)	$(167)	$(500)	$(499)

As of September 28, 2008, the Company expected to make aggregate benefit claim payments of approximately $0.2 million during 2008, which are related to postretirement life insurance expenses. This amount is consistent with the Company’s expectations as of December 31, 2007.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 11.    2001 Long-Term Incentive Plan

Incentive units granted under the 2001 Long-Term Incentive Plan are valued at Book Value (as defined in the Plan) or the value of such incentive units specified at the date of grant. Increases or decreases in the Book Value of those incentive units result in a change in the measure of compensation for the award. Compensation expense for the Company’s incentive units was $3.6 and $0.8 million for the third quarter ended September 28, 2008 and September 30, 2007, respectively, and $4.8 and $1.8 million for the nine-month periods ended September 28, 2008 and September 30, 2007, respectively.

The following is a summary of activity for incentive units related to the 2001 Long-Term Incentive Plan:

	Nine Months Ended September 28, 2008	Year-to-Date December 31, 2007
Incentive Units outstanding, beginning of
period	99,120	98,633
Granted	17,000	45,589
Exercised	(18,040)	(38,387)
Forfeited	(6,305)	(6,715)
Incentive Units outstanding, end of period	91,775	99,120
Vested Units outstanding, end of period	34,462	38,750

The initial value of each of the 17,000 incentive units granted on January 1, 2008 was $592.01. The initial value of each of the 8,000 incentive units granted on July 2, 2007 and the 37,589 incentive units granted on January 1, 2007 was $589.43 and $583.08, respectively.

Note 12.	Related Party Transactions

The Company makes loans to, and borrows from, its parent corporations from time to time at prevailing market rates. As of September 28, 2008 and September 30, 2007, BMCA Holdings Corporation owed the Company $56.3 and $56.2 million, including interest of $1.0 and $0.9 million, respectively, and the Company owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest, respectively. Interest income on the Company’s loans to BMCA Holdings Corporation amounted to $0.9 and $1.5 million during the third quarter ended September 28, 2008 and September 30, 2007, respectively, and $2.7 and $4.0 million during the nine-month periods ended September 28, 2008 and September 30, 2007, respectively. Interest expense on the Company’s loans from BMCA Holdings Corporation amounted to $0.8 and $1.4 million during the third quarter ended September 28, 2008 and September 30, 2007, respectively, and $2.6 and $3.9 million during the nine-month periods ended September 28, 2008 and September 30, 2007, respectively. Loans payable to/receivable from its parent corporations are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing the Company’s Senior Notes at September 28, 2008, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions. The Company also makes non-interest bearing advances to affiliates, of which no balance was outstanding as of September 28, 2008 and September 30, 2007. In addition, as of September 28, 2008 and September 30, 2007, the Company did not owe any loans or enter into any lending activities with other affiliates.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 12.    Related Party Transactions – (Continued)

The Company has a management agreement with ISP Management Company, Inc., a subsidiary of International Specialty Products Inc. (which, together with its subsidiaries, is referred to as “ISP”), an affiliate, to provide the Company with certain management services (the “Management Agreement”). Based on services provided to the Company in 2008 under the Management Agreement, the aggregate amount payable to ISP Management Company, Inc. under the Management Agreement for 2008, inclusive of the services provided to G-I Holdings, is not yet available; however, after adjusting for inflationary factors, it is currently estimated to be similar to the $6.7 million paid in 2007. The Company does not expect any changes to the Management Agreement to have a material impact on the Company’s results of operations.

The Company and its subsidiaries purchase a substantial portion of their headlap roofing granules, colored roofing granules and algae-resistant granules, on a purchase order basis, from ISP Minerals Inc. (“ISP Minerals”), an affiliate of BMCA and ISP. The amount of mineral products purchased each year on this basis is based on current demand and is not subject to minimum purchase requirements. For the third quarter ended September 28, 2008, the Company purchased $13.7 million of roofing granules, and for the nine-month period ended September 28, 2008, the Company purchased $33.2 million of roofing granules under this arrangement.

In addition to the granules products purchased by BMCA under the above mentioned purchase order basis, the balance of BMCA’s granules requirements are purchased under a contract expiring in 2013. The amount of mineral products purchased each year under the contract is based on current demand and is not subject to minimum purchase requirements. Under the contract, for the third quarter ended September 28, 2008, the Company purchased $24.2 million of roofing granules, and for the nine-month period ended September 28, 2008, the Company purchased $66.1 million of roofing granules.

In August 2008 and October 2008, the Company declared and paid a cash dividend of $2.5 and $5.0 million, respectively, to its parent corporation.

Included in noncurrent assets as a tax receivable from parent corporation on the Company’s consolidated balance sheets is $10.0 million at both September 28, 2008 and December 31, 2007, representing amounts paid in excess of amounts due to G-I Holdings with respect to 2006 under the Tax Sharing Agreement (as defined). These amounts are included in the net payable to related parties/parent corporations in the consolidated statements of cash flows.

Note 13.	Contingencies

In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber (“Asbestos Claims”) of its indirect parent, G-I Holdings. As of March 30, 1997, the Company paid all of its assumed liabilities for Asbestos Claims. G-I Holdings has agreed to indemnify the Company against any other existing or future claims related to asbestos-related liabilities if asserted against the Company. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. Most Asbestos Claims do not specify the amount of damages sought, and the value of the Asbestos Claims asserted against G-I Holdings is a contested issue in that bankruptcy, which remains pending.

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

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 13.  Contingencies – (Continued)

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

On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the “BMCA Action”). One of the parties to this matter, the Official Committee of Asbestos Claimants (the “creditors’ committee”), subsequently filed a counterclaim against the Company seeking a declaration that BMCA has successor liability for Asbestos Claims against G-I Holdings and that it is the alter ego of G-I Holdings. On May 13, 2003, the United States District Court for the District of New Jersey overseeing the G-I Holdings’ Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court. By order dated May 30, 2008, the District Court dismissed the BMCA Action without ruling on the merits of BMCA’s position that it has no successor liability for Asbestos Claims. The District Court ruled that a federal court declaratory judgment action was not the proper vehicle for resolving this issue. The District Court’s ruling did not affect the preliminary injunction enjoining the prosecution of Asbestos Claims against BMCA, and the Company believes that it does not have asbestos-related liability. Nevertheless, it is not possible to predict the outcome of any subsequent litigation regarding the continuation of the preliminary injunction and/or prosecution of Asbestos Claims against the Company.

On or about February 8, 2001, the creditors’ committee filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of BMCA with G-I Holdings or an order directing G-I Holdings to cause BMCA to file for bankruptcy protection. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the Bankruptcy Court denied plaintiffs’ application for interim relief. In November 2002, the creditors’ committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings’ bankruptcy. In December 2002, the Bankruptcy Court denied the motion. The creditors’ committee appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003. The creditors’ committee appealed the denial to the Third Circuit Court of Appeals, which denied the appeal on September 24, 2004. The creditors’ committee filed a petition with the Third Circuit Court of Appeals for a rehearing of its denial of the creditors’ committee’s appeal, which was denied by the Court of Appeals on October 26, 2004.

On July 7, 2004, the Bankruptcy Court entered an order authorizing the creditors’ committee to commence an adversary proceeding against the Company and others challenging, as a fraudulent conveyance, certain transactions entered into in connection with the Company’s formation in 1994, in which G-I Holdings caused to be transferred to the Company all of its roofing business and assets and in which the Company assumed certain liabilities relating to those assets, including a specified amount of asbestos liabilities (the “1994 transaction”). The Bankruptcy Court also permitted the creditors’ committee to pursue a claim against holders of the Company’s bank and bond debt outstanding in 2000, seeking recovery from them, based on the creditors’ committee’s theory that the 1994 transaction was a fraudulent conveyance. On July 20, 2004, the creditors’ committee appealed certain aspects of the Bankruptcy Court’s order (and a June 8, 2004 decision upon which the order was based). G-I Holdings, the holders of the Company’s bank and bond debt and BMCA cross-appealed. The District Court

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 13.  Contingencies – (Continued)

entered an order on June 21, 2006 affirming in part and vacating in part the Bankruptcy Court’s July 7, 2004 order. Among other things, the District Court vacated that aspect of the Bankruptcy Court’s order authorizing the creditors’ committee to pursue avoidance claims against the Company and the holders of the Company’s bank and bond debt as of 2000. This issue was remanded to the Bankruptcy Court for further proceedings consistent with the District Court’s opinion (“Authorization Proceeding”). By order dated August 22, 2008 the Bankruptcy Court stayed the Authorization Proceeding and other adversary proceedings effective upon the filing of a co-proposed Plan of Reorganization of G-I Holdings, Inc. The Company believes the creditors’ committee’s avoidance claims are without merit and that, in the event the stay is terminated, the Bankruptcy Court should not permit the committee to pursue such claims against the Company and the holders of its bank and bond debt as of 2000.

The Company has been advised by G-I Holdings that on August 12, 2008, G-I Holdings reached an agreement with the creditors’ committee and the legal representative of present and future holders of asbestos-related claims to jointly file a plan of reorganization with the Bankruptcy Court that will provide for settlement of Asbestos Claims and all related litigation. The agreement is subject to a number of contingencies, but if the reorganization plan is filed and confirmed, all of the actions described above will be resolved. If the bankruptcy is not resolved, the Company and G-I Holdings intend to vigorously defend all litigations related thereto. Subsequent to execution of the term sheet, a Joint Plan of Reorganization of G-I Holdings, Inc. was filed with the Bankruptcy Court on August 21, 2008, and a First Amended Joint Plan of Reorganization of G-I Holdings, Inc. was filed with the Bankruptcy Court on October 30, 2008.

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

Tax Claims Against G-I Holdings

On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the “IRS”) of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhône-Poulenc Surfactants and Specialties, L.P. (the “surfactants partnership”), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings’ bankruptcy. If such proof of claim is sustained, the Company and/or certain of the Company’s subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings could be severally liable for those taxes and interest. G-I Holdings has filed an objection to the proof of claim, which is the subject of an adversary proceeding pending in the United States District Court for the District of New Jersey. By opinion and order dated September 8, 2006, the District Court ruled on the parties’ respective motions for Partial Summary Judgment, granting the government summary judgment on the issue of “adequate disclosure” for statute of limitation purposes and denying G-I Holdings summary judgment on its other statute of limitations defense (finding material issues of fact that must be tried). If the IRS were to prevail for the years in which the Company and/or certain of its subsidiaries were not part of the G-I Holdings Group, the Company nevertheless could be liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings’ ability to satisfy its tax liabilities and the application of tax credits and deductions. In an opinion dated June 8, 2007, the District Court decided that G-I

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 13.  Contingencies – (Continued)

Holdings cannot avail itself of the “binding contract” transitional relief with respect to the 1999 distribution of U.S. Treasury Bonds to G-I Holdings. The Company believes that it will not be required to pay any incremental income tax to the Federal government with respect to this matter and that its ultimate disposition will not have a material adverse effect on its business, financial position or results of operations.

For a further discussion with respect to the history of the foregoing litigation, and asbestos-related matters, see Notes 8, 10, 13 and 20 to the consolidated financial statements contained in the Company’s 2007 Form 10-K.

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

Income Tax Contingency Payment

In August 2008, the Company paid $3.7 million in settlement of an outstanding state income tax matter related to tax years 1999 through 2006. In October 2008, the Company was assessed interest and penalties related to the tax matter, for which the Company had fully accrued at September 28, 2008 and expects to pay during its fourth quarter ended December 31, 2008. The interest and penalties did not have a material effect on the Company’s statement of operations.

Other Contingencies

In the ordinary course of business, the Company has several supply agreements that include minimum annual purchase requirements. In the event these purchase requirements are not met, the Company may be required to make payments under these supply agreements. There have been no material changes to these contracts in the third quarter of 2008.

Note 14.	Guarantor Financial Information

At September 28, 2008, all of the Company’s subsidiaries, each of which is wholly-owned by the Company, including Elk, are guarantors under the Company’s Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the indentures governing the Senior Notes. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation, a wholly-owned subsidiary of the Company, was a co-obligor on the 8% Senior Notes due 2007, which were redeemed during

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 14.  Guarantor Financial Information – (Continued)

2007. In 2007, BMCA Acquisition Inc., the direct parent of Elk, and Elk, as a result of its merger with BMCA Acquisition Sub, became co-obligors on the Senior Secured Revolving Credit Facility, the Term Loan and the Junior Lien Term Loan.

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

Condensed Consolidating Statement of Operations Third Quarter Ended September 28, 2008 (Thousands) (Unaudited)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$825,441	$6,749	$20,636	$-	$852,826
Intercompany net sales	-	226,308	1,271,483	(1,497,791)	-
Total net sales	825,441	233,057	1,292,119	(1,497,791)	852,826

Costs and expenses:
Cost of products sold	723,507	226,899	1,149,844	(1,497,791)	602,459
Selling, general and administrative	81,197	9,285	54,135	-	144,617
Amortization of intangible assets	-	2,846	-	-	2,846
Restructuring and other expenses	-	1,324	5,282	-	6,606
Other (income) expense, net	1,399	(27)	386	-	1,758
Total costs and expenses, net	806,103	240,327	1,209,647	(1,497,791)	758,286

Income (loss) before equity in earnings of subsidiaries, interest expense and income taxes	19,338	(7,270)	82,472	-	94,540

Equity in earnings of subsidiaries	36,218	-	-	(36,218)	-
Interest expense	(21,366)	(7,427)	(10,748)	-	(39,541)
Income (loss) before income taxes	34,190	(14,697)	71,724	(36,218)	54,999
Income tax (expense) benefit	483	5,058	(25,867)	-	(20,326)
Net income (loss)	$34,673	$(9,639)	$45,857	$(36,218)	$34,673

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 14.  Guarantor Financial Information – (Continued)

Condensed Consolidating Statement of Operations Third Quarter Ended September 30, 2007 (Thousands) (Unaudited)

	Parent Company	Co-Obligor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$455,479	$200,774	$24,488	$-	$680,741
Intercompany net sales	-	436,824	394,760	(831,584)	-
Total net sales	455,479	637,598	419,248	(831,584)	680,741

Costs and expenses, net:
Cost of products sold	384,400	525,990	414,628	(831,584)	493,434
Selling, general and administrative	59,694	65,170	9,214	-	134,078
Amortization of intangible assets	-	3,938	-	-	3,938
Restructuring and other expenses	24,628	-	-	-	24,628
Other income, net	(577)	(360)	(45)	-	(982)
Total costs and expenses, net.	468,145	594,738	423,797	(831,584)	655,096

Income (loss) before equity in earnings of subsidiaries, interest expense and income taxes	(12,666)	42,860	(4,549)	-	25,645

Equity in earnings of subsidiaries	17,923	-	-	(17,923)	-
Interest expense	(32,161)	(3,540)	(8,588)	-	(44,289)
Income (loss) before income taxes	(26,904)	39,320	(13,137)	(17,923)	(18,644)
Income tax (expense) benefit	15,723	(12,723)	4,463	-	7,463
Net income (loss)	$(11,181)	$26,597	$(8,674)	$(17,923)	$(11,181)

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 14.  Guarantor Financial Information – (Continued)

Condensed Consolidating Statement of Operations Nine Months Ended September 28, 2008 (Thousands) (Unaudited)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$2,073,823	$28,186	$58,172	$-	$2,160,181
Intercompany net sales	-	563,601	3,217,142	(3,780,743)	-
Total net sales	2,073,823	591,787	3,275,314	(3,780,743)	2,160,181

Costs and expenses:
Cost of products sold	1,807,681	582,158	2,934,156	(3,780,743)	1,543,252
Selling, general and administrative	214,016	26,185	135,915	-	376,116
Amortization of intangible assets	-	8,539	-	-	8,539
Restructuring and other expenses	-	3,748	30,046	-	33,794
Other expense, net	2,082	32	1,052	-	3,166
Total costs and expenses, net	2,023,779	620,662	3,101,169	(3,780,743)	1,964,867

Income (loss) before equity in earnings of subsidiaries, interest expense and income taxes	50,044	(28,875)	174,145	-	195,314

Equity in earnings of subsidiaries	60,466	-	-	(60,466)	-
Interest expense	(70,911)	(16,626)	(31,867)	-	(119,404)
Income (loss) before income taxes	39,599	(45,501)	142,278	(60,466)	75,910
Income tax (expense) benefit	7,830	17,072	(53,383)	-	(28,481)
Net income (loss)	$47,429	$(28,429)	$88,895	$(60,466)	$47,429

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 14.  Guarantor Financial Information – (Continued)

Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2007 (Thousands) (Unaudited)

	Parent Company	Co-Obligor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$1,309,761	$488,677	$75,564	$-	$1,874,002
Intercompany net sales	-	1,099,226	1,144,013	(2,243,239)	-
Total net sales	1,309,761	1,587,903	1,219,577	(2,243,239)	1,874,002

Cost and expenses, net:
Costs of products sold	1,113,635	1,299,133	1,202,787	(2,243,239)	1,372,316
Selling, general and administrative	163,382	193,952	25,733	-	383,067
Amortization of intangible assets	-	3,938	-	-	3,938
Restructuring and other expenses	79,622	-	-	-	79,622
Other income, net	(1,187)	(114)	(58)	-	(1,359)
Total costs and expenses, net	1,355,452	1,496,909	1,228,462	(2,243,239)	1,837,584

Income (loss) before equity in earnings of subsidiaries, interest expense and income taxes	(45,691)	90,994	(8,885)	-	36,418

Equity in earnings of subsidiaries	23,021	-	-	(23,021)	-
Interest expense	(90,492)	(24,993)	(23,752)	-	(139,237)
Income (loss) before income taxes	(113,162)	66,001	(32,637)	(23,021)	(102,819)
Income tax (expense) benefit	42,217	(20,460)	10,117	-	31,874
Net income (loss)	$(70,945)	$45,541	$(22,520)	$(23,021)	$(70,945)

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 14.  Guarantor Financial Information – (Continued)

Condensed Consolidating Balance Sheet September 28, 2008 (Thousands) (Unaudited)
	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$157,497	$72	$240	$-	$157,809
Accounts receivable, trade, net	521,531	4,076	14,257	-	539,864
Accounts receivable, other	2,089	1,590	8,070	-	11,749
Inventories, net	-	81,289	234,480	-	315,769
Deferred income tax assets	42,564	-	-	-	42,564
Other current assets	6,845	1,353	10,051	-	18,249
Total Current Assets	730,526	88,380	267,098	-	1,086,004

Investment in subsidiaries	1,617,490	-	-	(1,617,490)	-
Intercompany loans including accrued interest	1,372,467	(685,906)	(686,561)	-	-
Due from/(to) subsidiaries, net	(1,618,472)	544,895	1,073,577	-	-
Property, plant and equipment, net	-	284,730	359,218	-	643,948
Goodwill	59,323	588,720	5,471	-	653,514
Intangible assets, net	-	199,096	-	-	199,096
Income tax receivable from parent corporation	10,016	-	-	-	10,016
Other noncurrent assets	87,856	9,533	25,339	-	122,728
Total Assets	$2,259,206	$1,029,448	$1,044,142	$(1,617,490)	$2,715,306

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$14,480	$669	$10,237	$-	$25,386
Accounts payable	-	53,359	166,631	-	219,990
Payable to related parties	996	-	38,361	-	39,357
Loans payable to parent corporation	52,840	-	-	-	52,840
Accrued liabilities	65,121	15,389	71,258	-	151,768
Product warranty claims	12,600	3,600	-	-	16,200
Discontinued operations – current liabilities	-	560	-	-	560
Total Current Liabilities	146,037	73,577	286,487	-	506,101

Long-term debt less current maturities	1,912,384	3,833	58,534	-	1,974,751
Product warranty claims	29,808	1,317	100	-	31,225
Deferred income tax liabilities	94,019	-	-	-	94,019
Other liabilities	128,447	10,257	21,995	-	160,699
Total Liabilities	2,310,695	88,984	367,116	-	2,766,795
Total Stockholders’ Equity (Deficit)	(51,489)	940,464	677,026	(1,617,490)	(51,489)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,259,206	$1,029,448	$1,044,142	$(1,617,490)	$2,715,306

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 14.  Guarantor Financial Information – (Continued)

Condensed Consolidating Balance Sheet December 31, 2007 (Thousands)
	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$-	$1,936	$4,388	$-	$6,324
Accounts receivable, trade, net	198,781	3,753	8,323	-	210,857
Accounts receivable, other	2,229	4,651	3,912	-	10,792
Income tax receivable	-	11,968	-	-	11,968
Inventories, net	-	89,735	227,177	-	316,912
Deferred income tax assets	38,017	-	-	-	38,017
Other current assets	5,644	1,985	6,069	-	13,698
Total Current Assets	244,671	114,028	249,869	-	608,568

Investment in subsidiaries	1,557,024	-	-	(1,557,024)	-
Intercompany loans including accrued interest	767,084	(194,715)	(572,369)	-	-
Due from/(to) subsidiaries, net	(787,818)	13,469	774,349	-	-
Property, plant and equipment, net	-	297,942	374,871	-	672,813
Goodwill	40,080	590,405	24,715	-	655,200
Intangible assets, net	-	207,635	-	-	207,635
Income tax receivable from parent corporation	10,016	-	-	-	10,016
Other noncurrent assets	86,604	11,963	21,592	-	120,159
Total Assets	$1,917,661	$1,040,727	$873,027	$(1,557,024)	$2,274,391

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$14,530	$670	$9,430	$-	$24,630
Accounts payable	21	32,026	110,203	-	142,250
Payable to related parties	992	-	15,141	-	16,133
Loans payable to parent corporation	52,840	-	-	-	52,840
Accrued liabilities	63,402	18,412	54,162	-	135,976
Product warranty claims	13,500	-	-	-	13,500
Discontinued operations – current liabilities	-	560	-	-	560
Total Current Liabilities	145,285	51,668	188,936	-	385,889

Long-term debt	1,653,298	4,400	71,697	-	1,729,395
Product warranty claims	25,755	5,369	100	-	31,224
Deferred income tax liabilities	60,869	-	-	-	60,869
Other liabilities	128,772	10,397	24,163	-	163,332
Total Liabilities	2,013,979	71,834	284,896	-	2,370,709
Total Stockholders’ Equity (Deficit)	(96,318)	968,893	588,131	(1,557,024)	(96,318)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,917,661	$1,040,727	$873,027	$(1,557,024)	$2,274,391

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 14.  Guarantor Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 28, 2008 (Thousands) (Unaudited)
	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Consolidated
Cash and cash equivalents, beginning of period	$-	$1,936	$4,388	$6,324
Cash provided by (used in) operating activities:
Net income (loss)	(13,037)	(28,429)	88,895	47,429
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	-	20,829	32,934	53,763
Amortization of intangible and other assets	-	8,539	2,977	11,516
Restructuring and other expenses	4,643	15,737	40,351	60,731
Deferred income taxes	28,213	-	-	28,213
Noncash interest charges	5,397	888	463	6,748
(Increase) decrease in working capital items	(326,756)	28,331	5,651	(292,774)
Increase (decrease) in product warranty claims	3,153	(452)	-	2,701
(Increase) decrease in other assets	(5,571)	757	(6,801)	(11,615)
Increase (decrease) in other liabilities	(789)	912	144	267
Increase (decrease) in net payable to related parties/parent corporations	206,379	(40,604)	(142,551)	23,224
Other, net	-	(124)	(14,094)	(14,218)
Net cash provided by (used in) operating activities	(98,368)	6,384	7,969	(84,015)
Cash provided by (used in) investing activities:
Capital expenditures	-	(7,700)	(20,939)	(28,639)
Proceeds from sale of assets	-	-	21,443	21,443
Net cash provided by (used in) investing activities	-	(7,700)	504	(7,196)
Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	830,000	-	-	830,000
Repayments of long-term debt	(570,895)	(548)	(2,559)	(574,002)
Purchase of industrial development revenue bond certificates issued by the Company	-	-	(4,800)	(4,800)
Principal repayments of capital leases	-	-	(5,262)	(5,262)
Distribution to parent corporation	(65)	-	-	(65)
Dividend to parent corporation	(2,500)	-	-	(2,500)
Loan to parent corporation	(99)	-	-	(99)
Financing fees and expenses	(576)	-	-	(576)
Net cash provided by (used in) financing activities	255,865	(548)	(12,621)	242,696
Net change in cash and cash equivalents	157,497	(1,864)	(4,148)	151,485
Cash and cash equivalents, end of period	$157,497	$72	$240	$157,809

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) – (Continued)

Note 14.  Guarantor Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2007 (Thousands) (Unaudited)
	Parent Company	Co-Obligor Subsidiaries	Guarantor Subsidiaries	Consolidated
Cash and cash equivalents, beginning of period	$18	$1,870	$5,889	$7,777
Cash provided by (used in) operating activities:
Net income (loss)	(93,966)	45,541	(22,520)	(70,945)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	-	43,528	7,127	50,655
Amortization	-	6,495	-	6,495
Restructuring and other expenses	97,647	-	-	97,647
Deferred income taxes	(36,141)	-	-	(36,141)
Noncash interest charges	6,864	290	704	7,858
(Increase) decrease in working capital items	(160,860)	68,616	34,440	(57,804)
Increase (decrease) in product warranty claims	2,063	(590)	(301)	1,172
Increase in other assets	(3,671)	(605)	(911)	(5,187)
Increase (decrease) in other liabilities	3,261	1,501	(2)	4,760
Increase (decrease) in net payable to related parties/parent corporations	(1,143,587)	1,128,047	26,026	10,486
Other, net	-	(22)	599	577
Net cash provided by (used in) operating activities	(1,328,390)	1,292,801	45,162	9,573
Cash used in investing activities:
Acquisition of Elk Corp	-	(944,838)	-	(944,838)
Capital expenditures and acquisitions	-	(39,995)	(27,118)	(67,113)
Net cash used in investing activities	-	(984,833)	(27,118)	(1,011,951)
Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	2,292,849	25,900	-	2,318,749
Repayments of long-term debt	(928,834)	(325,171)	-	(1,254,005)
Distribution to parent corporation	(171)	-	-	(171)
Loan to parent corporation	(148)	-	-	(148)
Financing fees and expenses	(35,324)	-	-	(35,324)
Net cash provided by (used in) financing activities	1,328,372	(299,271)	-	1,029,101
Net change in cash and cash equivalents	(18)	8,697	18,044	26,723
Cash and cash equivalents, end of period	$-	$10,567	$23,933	$34,500

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

We believe the Elk acquisition has strategically positioned us for future growth in the roofing industry and building products market. We also believe the acquisition of Elk has allowed us to build on our market leadership position and create comprehensive market-leading product offerings. Our principal lines of residential roofing shingles are the Timberline® series, the Sovereign® series, Premium Designer Shingles and Specialty Shingles. The Timberline® series includes the Timberline® Prestique® 30 High-Definition®, Timberline® Natural Shadow™, Timberline® Prestique® 40 High-Definition®, Timberline® Prestique® Lifetime High-Definition® and Timberline® Prestique® Grande shingles. Our premium designer shingles include the Slateline®, Grand Slate™, Grand Sequoia®, Grand Canyon™, Country Mansion®, Capstone®, and Camelot™ shingles. We sell specialty shingles under the TruSlate™ product line, which offers a slate shingle system. We supply the major components necessary to install a complete roofing system from underlayments to attic ventilation products and accessories, under the Weather Stopper® 3-Part Roof Protection System. In recent years, we have improved our sales mix of residential roofing products by increasing our emphasis on laminated shingles and accessory products (the Timberline® series, premium designer shingles and specialty shingles), which are generally sold at higher prices and more attractive profit margins than our standard asphalt strip shingle products (the Sovereign® series). See Acquisition. Unless otherwise indicated by the context, “we,” “us,” and “our” refer to Building Materials Corporation of America and its consolidated subsidiaries.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the nine-month period ended September 28, 2008. For a further discussion on our Critical Accounting Policies, reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies” in our annual report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission, which we refer to as the SEC, on March 28, 2008, which we refer to as the 2007 Form 10-K.

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

Third Quarter 2008 Compared With

Third Quarter 2007

Our improved third quarter performance resulted principally from synergies from the successful integration of the Elk acquisition and higher roofing demand as a consequence of severe weather conditions in many parts of the country during the first nine months of 2008.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

We recorded net income of $34.7 million in the third quarter of 2008 compared to a reported net loss of $11.2 million in the third quarter of 2007. Our reported net income in the third quarter of 2008 included $10.4 million of after-tax ($16.6 million pre-tax) restructuring and other expenses, of which $1.1 million after-tax ($1.8 million pre-tax) was included as a reduction in net sales and $5.1 million after-tax ($8.2 million pre-tax) was included in cost of products sold related to the integration of Elk operations. Our reported net loss in the third quarter of 2007 included $21.9 million of after-tax ($31.8 million pre-tax) restructuring and other expenses, of which $5.0 million after-tax ($7.2 million pre-tax) was included in cost of products sold. Included in restructuring and other expenses are plant closing expenses related to the closure of several manufacturing facilities along with the write-down of certain plant assets related to the closed facilities in 2007, integration-related costs and the write-down of selected inventories. Excluding restructuring and other expenses, third quarter of 2008 net income was $45.1 million compared to the third quarter of 2007 net income of $10.7 million. The increase in reported net income for the third quarter of 2008 was primarily attributable to higher income before interest expense and income taxes and lower interest expense.

Net sales for the third quarter of 2008 were $852.8 million compared to third quarter of 2007 net sales of $680.7 million. The increase in third quarter of 2008 net sales was primarily due to higher net sales of residential roofing products due to higher average selling prices. The higher average selling prices realized in the third quarter of 2008 were implemented to mitigate significant increases in raw material costs, including asphalt and higher transportation costs. In the third quarter of 2008, there was also an increase in commercial roofing products unit volumes and average selling prices.

Income before interest expense and income taxes in the third quarter of 2008, as reported, was $94.5 million compared to reported income before interest expense and income taxes of $25.7 million in the third quarter of 2007. Our income before interest expense and income taxes in the third quarter of 2008, as reported, included $16.6 million of restructuring and other expenses, of which $1.8 million was included as a reduction in net sales and $8.2 million was included in cost of products sold. Our reported income before interest expense and income taxes in the third quarter of 2007 included $31.8 million of restructuring and other expenses, of which $7.2 million was included in cost of products sold. Excluding restructuring and other expenses, third quarter of 2008 income before interest expense and income taxes was $111.1 million compared to the third quarter of 2007 income before interest expense and income taxes of $57.5 million. The increase was primarily due to synergies from the successful integration of the Elk acquisition and lower manufacturing costs, as well as higher average selling prices of both residential and commercial roofing products and higher commercial roofing unit volumes. These benefits were partially offset by higher raw material costs, including asphalt, and higher transportation costs.

Interest expense in the third quarter of 2008 decreased to $39.5 million compared to $44.3 million in the third quarter of 2007. The decrease in third quarter of 2008 interest expense was primarily due to a slightly lower average interest rate.

Business Segment Information

Net Sales. Net sales of roofing products increased to $817.5 million for the third quarter of 2008 compared to $636.9 million for the third quarter of 2007. The increase in third quarter of 2008 net sales was primarily due to higher net sales of residential roofing products due to higher average selling prices. The higher average selling prices realized in the third quarter of 2008 were implemented to mitigate significant increases in raw material

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

costs, including asphalt, and higher transportation costs. In the third quarter of 2008, there was also an increase in commercial roofing products unit volumes and average selling prices. Net sales of specialty building products and accessories decreased to $35.3 million for the third quarter of 2008 compared with $43.8 million for the third quarter of 2007 due to softer new construction and remodeling demand.

Gross Margin. Our overall gross margin was $250.4 million or 29.4% of net sales for the third quarter of 2008 compared with $187.3 million or 27.5% of net sales for the third quarter of 2007. Included in our overall gross margin for the third quarter of 2008 were $10.0 million of restructuring and other expenses, of which $1.8 million was included as a reduction in net sales and $8.2 million was included in cost of products sold. Included in our overall gross margin for the third quarter of 2007 were $7.2 million of restructuring and other expenses, which were included in cost of products sold. The increase in our overall gross margin is primarily attributable to synergies from the successful integration of the Elk acquisition and lower manufacturing costs, as well as higher average selling prices of both residential and commercial roofing products and higher commercial unit volumes.  These benefits were partially offset by higher raw material costs, including asphalt.

Nine Months 2008 Compared With

Nine Months 2007

We recorded net income of $47.4 million in the first nine months of 2008 compared to a reported net loss of $70.9 million in the first nine months of 2007. Our reported net income in the first nine months of 2008 included $37.9 million of after-tax ($60.7 million pre-tax) restructuring and other expenses, of which $2.9 million after-tax ($4.6 million pre-tax) was included as a reduction in net sales and $13.9 million after-tax ($22.3 million pre-tax) was included in cost of products sold related to the integration of Elk operations. Our reported net loss in the first nine months of 2007 included $67.3 million of after-tax ($97.6 million pre-tax) restructuring and other expenses, of which $12.4 million after-tax ($18.0 million pre-tax) was included in cost of products sold, and $16.0 million of after-tax ($23.2 million pre-tax) debt restructuring costs also related to the acquisition. Included in restructuring and other expenses are plant closing expenses related to the closure of several manufacturing facilities along with the write-down of certain plant assets related to the closed facilities in 2007, integration-related costs and the write-down of selected inventories. Excluding restructuring and other expenses, the first nine months of 2008 net income was $85.3 million compared to the first nine months of 2007 net income of $12.4 million after also adjusting for the $23.2 million debt restructuring costs included in interest expense. The increase in net income for the first nine months of 2008 was primarily attributable to higher income before interest expense and income taxes.

Net sales for the first nine months of 2008 were $2,160.2 million compared to the first nine months of 2007 net sales of $1,874.0 million. The increase in net sales was primarily due to the first nine months of 2008 residential roofing products net sales including a full nine months of Elk net sales, as compared to the first nine months of 2007 residential roofing products net sales, which only included Elk net sales since the date of acquisition. In addition, the increase in net sales of residential roofing products was due to higher average selling prices. The higher average selling prices were implemented to mitigate significant increases in raw material costs, including asphalt, and higher transportation costs. In the first nine months of 2008, there was also an increase in commercial roofing products unit volumes and average selling prices.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Income before interest expense and income taxes in the first nine months of 2008, as reported, was $195.3 million compared to reported income before interest expense and income taxes of $36.4 million in the first nine months of 2007. Our reported income before interest expense and income taxes in the first nine months of 2008 included $60.7 million of restructuring and other expenses, of which $4.6 million was included as a reduction in net sales and $22.3 million was included in cost of products sold. Our reported income before interest expense and income taxes in the first nine months of 2007 included $97.6 million of restructuring and other expenses, of which $18.0 million was included in cost of products sold. Excluding restructuring and other expenses, the first nine months of 2008 income before interest expense and income taxes was $256.0 million compared to the first nine months of 2007 income before interest expense and income taxes of $134.0 million. The increase in the first nine months of 2008 income before interest expense and income taxes was primarily due to synergies from the successful integration of the Elk acquisition and lower manufacturing costs, as well as higher average selling prices of both residential and commercial roofing products and higher commercial roofing unit volumes. These benefits which were partially offset by higher raw material costs, including asphalt, and higher transportation costs.

Interest expense in the first nine months of 2008 decreased to $119.4 million compared to $139.2 million in the first nine months of 2007, which included $23.2 million of debt restructuring costs related to the acquisition of Elk. The debt restructuring costs in 2007 were comprised of tender premiums and the write-off of the remaining deferred financing fees and discounts associated with certain of the then outstanding 8% Senior Notes due 2007, which we refer to as the 2007 Notes, and the 8% Senior Notes due 2008, which we refer to as the 2008 Notes, of BMCA and all of the then outstanding senior notes of Elk. Excluding the impact of these debt restructuring costs, interest expense for the first nine months of 2007 was $116.0 million. After excluding the debt restructuring costs in 2007, the first nine months of 2008 increase in interest expense was primarily due to higher average borrowings, partially offset by a lower average interest rate. The higher average borrowings are primarily due to the 2008 interest expense including a full nine months of interest associated with borrowings related to the acquisition of Elk, while 2007 interest expense included a partial nine months of interest expense associated with these borrowings since the date of acquisition.

Business Segment Information

Net Sales. Net sales of roofing products increased to $2,047.7 million for the first nine months of 2008 compared with $1,758.7 million for the first nine months of 2007. The increase in net sales of roofing products was primarily due to the first nine months of 2008 residential roofing products net sales including a full nine months of Elk net sales as compared to the first nine months of 2007 residential roofing products net sales, which only included Elk net sales since the date of acquisition. In addition, the increase in net sales of residential roofing products was due to higher average selling prices. The higher average selling prices were implemented to mitigate significant increases in raw material costs, including asphalt, and higher transportation costs. In the first nine months of 2008, there was also an increase in commercial roofing products unit volumes and average selling prices. Net sales of specialty building products and accessories decreased to $112.5 million for the first nine months of 2008 compared with $115.3 million for the first nine months of 2007 due to softer new construction and remodeling demand.

Gross Margin. Our overall gross margin was $616.9 million or 28.6% of net sales for the first nine months of 2008 compared with $501.7 million or 26.8% of net sales for the first nine months of 2007. Included in our overall gross margin for the first nine months of 2008 were $26.9 million of restructuring and other expenses, of which $4.6 million was included as a reduction in net sales and $22.3 million was included in cost of products

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

sold. Included in our overall gross margin for the first nine months of 2007 were $18.0 million of restructuring and other expenses, which were included in cost of products sold. The increase in our overall gross margin is primarily due to synergies from the successful integration of the Elk acquisition and lower manufacturing costs, as well as higher average selling prices of both residential and commercial roofing products and higher commercial roofing unit volumes. These benefits were partially offset by higher raw material costs, including asphalt.

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

Net cash outflow from operating and investing activities was $91.2 million during the first nine months of 2008, including $84.0 million of cash used in operations, the reinvestment of $28.6 million for capital programs, partially offset by $21.4 million of proceeds from the sale of assets.

Cash invested in additional working capital totaled $292.8 million during the first nine months of 2008, reflecting an increase in total accounts receivable of $330.2 million, due to the seasonality of our business, an $11.8 million decrease due to the collection of an income tax receivable, a $6.8 million increase in inventories, a $4.6 million increase in other current assets, a $101.5 million increase in accounts payable and accrued liabilities and an increase of $64.5 million in payments for restructuring and other expenses. The net cash used in operating activities also included a $23.2 million net increase in the payable to related parties/parent corporations, primarily due to a seasonal increase in amounts due under our long-term granule supply agreement with an affiliated company. In addition, net cash used in operating activities included an $11.6 million increase in other non-current assets primarily reflecting a $7.0 million increase in deferred warranty-related program costs, net of amortization; and $60.7 million in restructuring and other expenses (see Restructuring and Other Expenses below).

Net cash provided by financing activities totaled $242.7 million during the first nine months of 2008, including $830.0 million of aggregate proceeds from the issuance of long-term debt, related to the first nine months of 2008 cumulative borrowings under our Senior Secured Revolving Credit Facility. Financing activities

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

also included $574.0 million in aggregate repayments of long-term debt, of which $566.0 million related to the first nine months of 2008 cumulative repayments under our Senior Secured Revolving Credit Facility and $4.9 million related to our $975.0 million Term Loan Facility, which we refer to as the Term Loan. In addition, financing activities included a $4.8 million repurchase of industrial development revenue bond certificates, aggregate principal repayments of $5.2 million on our capital leases, $2.5 million in cash dividends paid to our parent corporation, $0.2 million in distributions and loans to our parent corporation and $0.6 million in financing fees and expenses primarily related to debt restructuring costs.

Acquisition

On February 22, 2007, a subsidiary of BMCA acquired approximately 90% of Elk common shares at a purchase price of $43.50 per common share. On March 26, 2007, we acquired the remaining Elk common shares in a second step merger in exchange for the right to receive $43.50 per share in cash, which resulted in Elk becoming an indirect wholly-owned subsidiary of BMCA. We completed the acquisition of the Elk common shares at a purchase price of approximately $945.5 million, net of the repayment of $195.0 million of the then outstanding Elk senior notes, which were assumed in connection with the acquisition and repaid in March 2007.

We financed the purchase of Elk, refinanced certain of BMCA’s then outstanding debt and repaid all of Elk’s then outstanding senior notes of $195.0 million with the proceeds from our new senior secured credit facilities. Our new senior secured credit facilities consist of a $600.0 million Senior Secured Revolving Credit Facility, a $975.0 million Term Loan Facility and a $325.0 million Junior Lien Term Loan Facility, which we refer to as the Junior Lien Term Loan, and collectively with the Senior Secured Revolving Credit Facility and the Term Loan, we refer to as the Senior Secured Credit Facilities. See Note 7.

We accounted for the Elk acquisition under the purchase method of accounting as prescribed by Statement of Financial Accounting Standards, which we refer to as SFAS, No. 141 “Business Combinations”, which we refer to as SFAS No. 141, which requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the date of acquisition, with amounts exceeding their fair value being recorded as goodwill. During the first quarter ended March 30, 2008, we completed our purchase price allocation of the assets acquired and liabilities assumed from Elk (see table below). The operating results of Elk are included in our results of operations from the date of acquisition.

The following table represents the final fair values of assets acquired and liabilities assumed related to the acquisition of Elk as of the date of acquisition with amounts paid in excess of their fair values being recorded as goodwill.

Goodwill	$588,720

Total assets acquired	$1,411,460
Total liabilities assumed	(465,941)
Net assets acquired	$945,519

During the second quarter of 2007, we initiated a restructuring plan, which we refer to as the 2007 Restructuring Plan, (see Restructuring and Other Expenses), which we formulated in connection with the acquisition of Elk. Also, in connection with the Elk acquisition and pursuant to SFAS No. 141 and Emerging Issues Task Force, which we refer to as EITF, No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination,” we identified $8.7 million in purchase accounting adjustments, which related to employee severance payments to former Elk employees and lease termination expenses. As of September 28, 2008, we had

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

paid $2.9 million for severance costs and $1.3 million for lease termination expenses. We expect to make approximately $4.5 million of lease termination payments through 2019. Our employee severance payments included the termination of approximately 130 Elk employees, including certain management positions, in the manufacturing and selling and administrative areas.

Restructuring and Other Expenses

The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the acquisition of Elk and to reduce our current cost structure. The 2007 Restructuring Plan is expected to be fully implemented by the end of our fiscal year ending December 31, 2008. We account for our restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF No. 96-9 “Classification of Inventory Markdowns and Other Costs Associated with Restructuring.”

2007 Restructuring and Other Expenses

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

Nine Months Ended September 28, 2008 Restructuring and Other Expenses

We identified an additional $58.4 million of restructuring and other expenses during our nine months ended September 28, 2008, which included $12.7 million of plant closing expenses, $2.9 million in employee severance payments and $42.8 million in integration-related expenses. Integration-related expenses primarily consisted of $22.3 million of inventory write-downs, $4.6 million of restructuring-related sales discounts and $15.9 million of other integration expenses.

We recorded $60.7 million of the identified restructuring and other expenses in our statement of operations in the nine-month period ended September 28, 2008, of which $4.6 million was reflected as a reduction in net sales due to restructuring-related sales discounts, $22.3 million was charged to cost of products sold and $33.8 million was charged to restructuring and other expenses. We expect to incur the remaining $8.6 million of identified integration and other expenses and to make the remaining cash payments related to our accrual once all matters with the acquisition of Elk are resolved and completed.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The table below details our restructuring and other expense accruals and charges made against the accrual during our nine months ended September 28, 2008:

Restructuring and Other Expenses	Plant Closing Expenses	Employee Severance Payments	Integration Expenses	Total
	(Thousands)
Beginning balance, as of December 31, 2007	$2,905	$-	$10,945	$13,850

Current period costs, net	14,364	2,863	43,504	60,731

Cash payments	(19,967)	(2,863)	(41,648)	(64,478)

Amount related to property, plant and equipment for asset adjustments	6,228	-	(309)	5,919

Amount charged to write-off inventory	(63)	-	(3,010)	(3,073)

Non-cash items	-	-	(445)	(445)
Ending balance, as of September 28, 2008	$3,467	$-	$9,037	$12,504

Our aggregate employee severance payments included the termination of approximately 100 BMCA employees, including certain management positions, in the manufacturing and selling and administrative areas.

Long-Term Debt

Long-term debt consists of the following at September 28, 2008 and December 31, 2007:

	September 28, 2008	December 31, 2007
	(Thousands)

8% Senior Notes due 2008	$4,876	$4,874
7 3/4% Senior Notes due 2014	250,523	250,590
Borrowings under the Senior Secured Revolving Credit Facility	386,000	122,000
Term Loan	960,466	965,362
Junior Lien Term Loan	325,000	325,000
Obligations under capital leases	56,733	61,997
Industrial development revenue bonds	2,820	7,710
Chester Loan	5,927	8,241
Other notes payable	7,792	8,251
Total	2,000,137	1,754,025
Less current maturities	(25,386)	(24,630)
Long-term debt less current maturities	$1,974,751	$1,729,395

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

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

On April 10, 2008, we repurchased and retired $4.8 million of industrial development revenue bond certificates issued by us with respect to the Mount Vernon, Indiana Industrial Development Revenue Bond issued in 1985.

As of September 28, 2008, we had total outstanding consolidated indebtedness of $2,053.0 million, which included $52.8 million of demand loans to our parent corporation and $25.4 million that matures prior to the end of the third quarter of 2009. We anticipate funding these obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility.

As of September 28, 2008, we were in compliance with all covenants under the Senior Secured Credit Facilities, and the indentures governing our 2008 Notes and our 7 3/4% Senior Notes due 2014, which we refer to as the 2014 Notes and, together with the 2008 Notes, the Senior Notes. As of September 28, 2008, the net book value of the collateral securing the Senior Secured Revolving Credit Facility Collateral (as defined in the Senior Secured Revolving Credit Facility) and the Term Loan Collateral (as defined in the Term Loan) was $1,109.5 and $1,662.1 million, respectively.

At September 28, 2008, we had outstanding letters of credit of approximately $48.4 million, which included approximately $10.6 million of standby letters of credit related to certain obligations of G-I Holdings.

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

In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, our swaps are treated as cash flow hedges. As of September 28, 2008, based on changes in the fair value of the interest rate swaps, we recognized a cumulative fair value loss on our interest rate swaps of $30.4 million to other liabilities, while the offset was recognized as an other comprehensive loss, net of tax of $11.6 million. Amounts may be reclassified from other comprehensive loss to interest expense if any portion of our swaps become ineffective. We do not anticipate that any amount recorded in other comprehensive loss related to our swaps will be reclassified during our fiscal year ending December 31, 2008.

In July 2007, we began entering into treasury locks as additional hedging instruments related to our Term Loan. On October 30, 2007, we settled our open treasury lock hedging positions, which resulted in a fair value loss and cash settlement. Pursuant to SFAS No. 133, we are amortizing the loss into our statement of operations over the life of the Term Loan, of which $0.2 and $0.6 million was amortized into interest expense in our third quarter and nine-month period ended September 28, 2008, respectively.

Intercompany Transactions

We make loans to, and borrow from, our parent corporations from time to time at prevailing market rates. As of September 28, 2008 and September 30, 2007, BMCA Holdings Corporation owed us $56.3 and $56.2 million, including interest of $1.0 and $0.9 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, with no unpaid interest, respectively. Interest income on our loans to BMCA Holdings

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Corporation amounted to $0.9 and $1.5 million during the third quarter ended September 28, 2008 and September 30, 2007, respectively, and $2.7 and $4.0 million during the nine-month periods ended September 28, 2008 and September 30, 2007, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $0.8 and $1.4 million during the third quarter ended September 28, 2008 and September 30, 2007, respectively, and $2.6 and $3.9 million during the nine-month periods ended September 28, 2008 and September 30, 2007, respectively. Loans payable to/receivable from our parent corporations are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Revolving Credit Facility, the Term Loan, the Junior Lien Term Loan and the Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indentures governing our Senior Notes at September 28, 2008, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions. We also make non-interest bearing advances to affiliates, of which no balance was outstanding as of September 28, 2008 and September 30, 2007. In addition, as of September 28, 2008 and September 30, 2007, we did not owe any loans or enter into any lending activities with other affiliates.

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

We and our subsidiaries purchase a substantial portion of our headlap roofing granules, colored roofing granules and algae-resistant granules, on a purchase order basis, from ISP Minerals Inc., which we refer to as ISP Minerals, an affiliate of BMCA and ISP. The amount of mineral products purchased each year on this basis is based on current demand and is not subject to minimum purchase requirements. For the third quarter ended September 28, 2008, we purchased $13.7 million of roofing granules, and for the nine-month period ended September 28, 2008, we purchased $33.2 million of roofing granules under this arrangement.

In addition to the granules products purchased by BMCA under the above purchase order basis, the balance of BMCA’s granules requirements are purchased under a contract expiring in 2013. The amount of mineral products purchased each year under the contract is based on current demand and is not subject to minimum purchase requirements. Under the contract, for the third quarter ended September 28, 2008, we purchased $24.2 million of roofing granules, and for the nine-month period ended September 28, 2008, we purchased $66.1 million of roofing granules.

In August 2008 and October 2008, we declared and paid a cash dividend of $2.5 and $5.0 million, respectively, to our parent corporation.

Included in noncurrent assets as a tax receivable from parent corporation on our consolidated balance sheets is $10.0 million at both September 28, 2008 and December 31, 2007, representing amounts paid in excess of amounts due to G-I Holdings with respect to 2006 under the Tax Sharing Agreement (as defined). These amounts are included in the net payable to related parties/parent corporations in the consolidated statements of cash flows.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Contingencies

See Note 13 to Consolidated Financial Statements for information regarding contingencies.

Economic Outlook

We do not believe that inflation has had a material effect on our results of operations during the first nine months of 2008. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

The prices of energy and crude oil continued to remain at relatively high historical levels during the third quarter of 2008. In addition, the cost of asphalt increased during the third quarter of 2008 reaching record high levels, which reflects higher crude oil prices and higher asphalt demand largely driven by the seasonal paving market. Due to the strength of our manufacturing operations, which allows us to use many types of asphalt, together with our ability to secure alternative sources of supply, we do not anticipate that any future disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard. We will attempt to pass on future cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

Contractual Obligations

There have been no significant changes to our contractual obligations during the third quarter ended September 28, 2008. For a further discussion on our contractual obligations related to minimum purchase obligations reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations “Contractual Obligations” in our 2007 Form 10-K.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, which we refer to as FASB, issued SFAS No. 157, “Fair Value Measurements”, which we refer to as SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements, which is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, which we refer to as FSP, No. 157-2 “Partial Deferral to the Effective Date of Statement 157”, which we refer to as FSP No. 157-2, which is effective for fiscal years beginning after November 15, 2008 and excludes SFAS No. 13, “Accounting for Leases,” defers certain non-financial assets and non-financial liabilities and further clarifies the principles in SFAS No. 157 on the fair value measurement of liabilities. Our adoption of the provisions of SFAS No. 157 for all other items not deferred by FSP No. 157-2 in our first quarter of 2008 did not have a material effect on our consolidated financial statements. We are currently evaluating the provisions of FSP No. 157-2, which we will adopt in our first quarter beginning January 1, 2009 and do not expect that the adoption will have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, which we refer to as SFAS No. 159, which permits entities to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

earnings caused by measuring related assets and liabilities differently, and is simpler than using the complex hedge-accounting provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” to achieve similar results. SFAS No. 159 applies to all entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is expected to expand the use of fair value measurements for financial instruments and was effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 for our fiscal year beginning January 1, 2008 and upon adoption did not elect the fair value option for any items within the scope of SFAS No. 159. Therefore, SFAS No. 159 did not have any impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised in 2007) “Business Combinations”, which we refer to as SFAS No. 141R, which provides revised guidance on how an acquiring company should recognize and measure the identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands the required disclosures related to the nature and financial statement impact of business combinations and is effective, on a prospective basis, for business combinations completed in fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141R for our fiscal year beginning January 1, 2009 and, therefore, will apply SFAS No. 141R prospectively to any business combinations subsequent to that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which we refer to as SFAS No. 160. SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than us (minority interests) to be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. Any changes in the parent’s ownership interests are required to be accounted for in a consistent manner as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, the presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We will adopt the provisions of SFAS No. 160 for our fiscal year beginning January 1, 2009, and we do not expect the adoption to have any impact on our results of operations or financial position as we do not have any noncontrolling interests.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which we refer to as SFAS No. 161. SFAS No. 161 amends SFAS No. 133 and is intended to improve financial reporting related to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective on a prospective basis for fiscal years beginning on or after November 15, 2008. We will adopt the disclosure provisions of SFAS No. 161 for our fiscal year beginning January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which we refer to as SFAS No. 162, which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with United States generally accepted accounting principles. SFAS No. 162 will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s amendments to Interim Audit Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 to have any impact on our results of operations or financial position.

* * *

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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

BUILDING MATERIALS CORPORATION OF AMERICA

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Form 10-K for a discussion of “Market-Sensitive Instruments and Risk Management.” There were no material changes in such information as of September 28, 2008. See Note 8 to the Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting: There were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation during the third quarter of fiscal year 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BUILDING MATERIALS CORPORATION OF AMERICA

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 28, 2008, approximately 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber were pending against Building Materials Corporation of America. See Note 13 to Consolidated Financial Statements in Part I.

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

BUILDING MATERIALS CORPORATION OF AMERICA
BUILDING MATERIALS MANUFACTURING CORPORATION

DATE:	November 12, 2008	BY:	/s/John F. Rebele
John F. Rebele Senior Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

DATE:	November 12, 2008	BY:	/s/James T. Esposito
James T. Esposito Vice President and Controller (Principal Accounting Officer)