Form 10-Q
period 2009-04-05
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP
filed 2009-05-20
CIK 927314, 1078706

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended April 5, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 33-81808

BUILDING MATERIALS CORPORATION OF AMERICA
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3276290 (IRS Employer Identification No.)
1361 Alps Road, Wayne, New Jersey (Address of Principal Executive Offices)	07470 (Zip Code)

(973) 628-3000
(Registrant's telephone number, including area code)

None
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

See Table of Additional Registrants Below.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 20, 2009, 1,015,010 shares of Class A Common Stock, $.001 par value of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of May 20, 2009, the additional registrant had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrant. As of May 20, 2009, no shares of the registrant or the additional registrant were held by non-affiliates.

 ADDITIONAL REGISTRANTS

Exact name of registrant as specified in its charter	State or other jurisdiction of incorporation or organization	No. of Shares Outstanding	Commission File No./I.R.S. Employer Identification No.	Address, including zip code and telephone number, including area code, of registrant's principal executive offices
Building Materials Manufacturing Corporation	Delaware	10	333-69749-01/ 22-3626208	1361 Alps Road Wayne, NJ 07470 (973) 628-3000

 Part I—FINANCIAL INFORMATION

Item 1—FINANCIAL STATEMENTS

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in Thousands)

	First Quarter Ended
	April 5, 2009	March 30, 2008
Net sales	$660,820	$570,276

Costs and expenses:
Cost of products sold	429,424	424,915
Selling, general and administrative	101,656	105,809
Amortization of intangible assets	2,847	2,846
Restructuring and other expenses	11,351	20,825
Other expense, net	1,213	1,008

Total costs and expenses, net	546,491	555,403

Income before interest expense and income taxes	114,329	14,873
Interest expense	(34,512)	(39,865)

Income (loss) before income taxes	79,817	(24,992)
Income tax (expense) benefit	(27,840)	9,947

Net income (loss)	$51,977	$(15,045)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	April 5, 2009 (Unaudited)	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$25,071	$37,037
Accounts receivable, trade, net	450,814	199,233
Accounts receivable, other	8,668	10,897
Inventories, net	286,246	348,449
Deferred income tax assets	51,794	39,324
Other current assets	13,899	17,072

Total Current Assets	836,492	652,012
Property, plant and equipment, net	646,037	655,269
Goodwill	653,804	653,644
Intangible assets, net	193,403	196,250
Income tax receivable from parent corporation	—	8,400
Other noncurrent assets	113,698	114,739

Total Assets	$2,443,434	$2,280,314

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of long-term debt	$20,799	$20,596
Accounts payable	112,691	156,030
Payable to related parties	36,015	21,153
Loans payable to parent corporation	52,840	52,840
Accrued liabilities	163,088	134,341
Product warranty claims	16,200	16,200

Total Current Liabilities	401,633	401,160

Long-term debt	1,758,062	1,658,169

Product warranty claims	31,751	28,765

Deferred income tax liabilities	91,598	73,103

Other liabilities	198,250	198,973

Commitments and Contingencies—Note 13
Stockholders' Deficit:
Series A Cumulative Redeemable Convertible Preferred Stock, $.01 par value per share; 400,000 shares authorized; no shares issued	—	—
Class A Common Stock, $.001 par value per share; 1,300,000 shares authorized; 1,015,010 shares issued and outstanding	1	1
Class B Common Stock, $.001 par value per share; 100,000 shares authorized; no shares issued	—	—
Loans receivable from parent corporation	(56,368)	(56,348)
Retained earnings	69,346	27,372
Accumulated other comprehensive loss	(50,839)	(50,881)

Total Stockholders' Deficit	(37,860)	(79,856)

Total Liabilities and Stockholders' Deficit	$2,443,434	$2,280,314

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	First Quarter Ended
	April 5, 2009	March 30, 2008
Cash and cash equivalents, beginning of period	$37,037	$6,324

Cash used in operating activities:
Net income (loss)	51,977	(15,045)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	17,971	17,841
Amortization of intangible and other assets	3,944	3,763
Restructuring and other expenses	12,145	28,024
Deferred income taxes	5,999	(11,253)
Noncash interest charges	2,218	2,252
Increase in working capital items	(210,201)	(158,227)
Increase in product warranty claims	2,986	1,591
Increase in other assets	(1,829)	(4,138)
Increase (decrease) in other liabilities	(75)	584
Increase in net payable to related parties/parent corporations	23,501	5,168
Other, net	(454)	(746)

Net cash used in operating activities	(91,818)	(130,186)

Cash used in investing activities:
Capital expenditures	(9,962)	(9,234)

Net cash used in investing activities	(9,962)	(9,234)

Cash provided by financing activities:
Proceeds from issuance of long-term debt	233,000	266,000
Repayments of long-term debt	(129,507)	(110,009)
Principal repayments of capital leases	(3,456)	(1,551)
Distribution to parent corporation	(3)	—
Dividends to parent corporation	(10,000)	—
Loan to parent corporation	(20)	(38)
Financing fees and expenses	(200)	(562)

Net cash provided by financing activities	89,814	153,840

Net change in cash and cash equivalents	(11,966)	14,420

Cash and cash equivalents, end of period	$25,071	$20,744

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
(Continued on the following page)

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(Dollars in thousands)

	First Quarter Ended
	April 5, 2009	March 30, 2008
Supplemental Cash Flow Information:
Effect on cash from changes in working capital items:
Increase in accounts receivable trade and accounts receivable other	$(249,352)	$(181,730)
Decrease in inventories, net	61,188	27,917
(Increase) decrease in other current assets	3,173	(5,747)
Increase (decrease) in accounts payable	(43,339)	31,605
Increase (decrease) in accrued liabilities	26,940	(4,945)
Payments for restructuring and other expenses	(8,811)	(25,327)

Net effect on cash from increase in working capital items	$(210,201)	$(158,227)

Cash paid during the period for:
Interest (net of amount capitalized of $114 and $68 in 2009 and 2008, respectively)	$36,635	$42,718
Income taxes	$192	$45

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Formation of the Company

        Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. During the first quarter of 2007, BMCA acquired ElkCorp ("Elk"), a Dallas, Texas-based manufacturer of roofing products and building materials, resulting in Elk becoming an indirect wholly-owned subsidiary of BMCA.

        The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at April 5, 2009, and the results of its operations and its cash flows for the first quarter ended April 5, 2009 and March 30, 2008, respectively. All adjustments are of a normal recurring nature, except for the restructuring and other expenses recorded in the Company's statement of operations for the first quarter ended April 5, 2009 and March 30, 2008, respectively. See Note 3. Net sales of roofing products and specialty building products and accessories are generally seasonal in nature. Accordingly, the results of operations and cash flows in the respective quarterly ended periods will vary depending on the time of the year. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the "SEC") on March 31, 2009 (the "2008 Form 10-K").

Note 2. New Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised in 2007) "Business Combinations" ("SFAS No. 141R"), which provides revised guidance on how an acquiring company should recognize and measure the identifiable assets acquired, liabilities assumed, any noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands the required disclosures related to the nature and financial statement effects of business combinations and became effective on a prospective basis for business combinations completed in fiscal years beginning after December 15, 2008. The Company adopted the provisions of SFAS No. 141R during its first quarter beginning January 1, 2009, and the adoption did not have any impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position ("FSP") FAS No. 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP FAS No. 141(R)-1"). FSP FAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the assets or liabilities would generally be recognized in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5") and FASB Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss". Furthermore, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). FSP FAS No. 141(R)-1 also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosure required by SFAS No. 5. The Company will adopt FSP FAS No. 141(R)-1 during its second quarter ending July 5, 2009, and its effect on the Company's results of operation or financial position in future periods will depend on the nature and significance of any future business combination.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 2. New Accounting Pronouncements (Continued)

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"), which establishes requirements for ownership interests in subsidiaries held by parties other than the Company (minority interests) to be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. Any changes in the parent's ownership interests are required to be accounted for in a consistent manner as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 became effective on a prospective basis for fiscal years beginning after December 15, 2008; however, the presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company adopted the provisions of SFAS No. 160 in its first quarter beginning January 1, 2009, and the adoption did not have any impact on its consolidated financial statements because the Company does not have any noncontrolling interests.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and is intended to improve financial reporting related to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of SFAS No. 161 became effective on a prospective basis for fiscal years beginning on or after November 15, 2008. The Company adopted the disclosure provisions of SFAS No. 161 during its first quarter beginning January 1, 2009. Since SFAS No. 161 requires only disclosures, there was no impact on the Company's consolidated financial statements; however, refer to Note 7 for the required disclosures.

        In April 2008, the FASB issued FSP FAS No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS No. 142-3"), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS No. 142-3 became effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company adopted the provisions of FSP FAS No. 142-3 during its first quarter beginning January 1, 2009, and the adoption did not have any impact on its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"), which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with United States generally accepted accounting principles. SFAS No. 162 will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board's amendments to Interim Audit Standards Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company will adopt the provisions and evaluate the impact of SFAS No. 162 upon its effective date.

        In December 2008, the FASB issued FSP FAS No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS No. 132(R)-1"), which provides additional guidance on an employers' disclosures about plan assets of a defined benefit pension or other post retirement plan. FSP FAS No. 132(R)-1 is effective for financial statements issued for fiscal years ending after

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 2. New Accounting Pronouncements (Continued)

December 15, 2009. The Company will adopt the provisions of FSP FAS No. 132(R)-1 for its fiscal year beginning January 1, 2010, which will improve the disclosures in the financial statements related to the assets held by its defined pension and postretirement plans.

        In April 2009, the FASB issued FSP FAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS No. 157-4"). According to the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of the transaction or quoted prices is required, and a significant adjustment to the transaction or quoted prices may be deemed necessary to estimate the fair value in accordance with SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). FSP FAS No. 157-4 is effective on a prospective basis for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the provisions of FSP FAS No. 157-4 for its second quarter ending July 5, 2009 and is currently evaluating the impact the provisions will have on its consolidated financial statements.

        In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board 28-1 "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS No. 107-1"). FSP FAS No. 107-1 amends SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" by requiring an entity to provide disclosures about fair value measurements of financial instruments in interim financial information. FSP FAS No. 107-1 is effective on a prospective basis for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the required disclosure provisions in its second quarter ending July 5, 2009. Since FSP FAS No. 107-1 only requires additional disclosures, there will be no impact on the Company's consolidated financial statements.

Note 3. Restructuring and Other Expenses

        The Company initiated a restructuring plan (the "2007 Restructuring Plan"), which it formulated in connection with the Company's acquisition of Elk. The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the acquisition of Elk and to reduce the Company's current cost structure. The 2007 Restructuring Plan has been fully implemented as of December 31, 2008. The Company accounts for its restructuring activities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and Emerging Issues Task Force No. 96-9 "Classification of Inventory Markdowns and Other Costs Associated with Restructuring".

2008 Restructuring and Other Expenses

        In connection with the acquisition of Elk, the Company identified $64.1 million of restructuring and other expenses in its fiscal year ended December 31, 2008, which included $14.2 million of plant closing expenses, $3.3 million in employee severance payments and $46.6 million in integration-related expenses. Integration-related expenses primarily consisted of $26.9 million of inventory write-downs, $6.1 million of restructuring-related sales discounts and $13.6 million of other integration expenses.

        The Company recorded $73.2 million of the identified restructuring and other expenses in its statement of operations during its fiscal year ended December 31, 2008, of which $6.1 million was

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 3. Restructuring and Other Expenses (Continued)

reflected as a reduction in net sales due to restructuring-related sales discounts, $26.9 million was charged to cost of products sold and $40.2 million was charged to restructuring and other expenses.

Three-Months Ended April 5, 2009 Restructuring and Other Expenses

        In February 2009, the Company announced the temporary shutdown of two manufacturing facilities, one in Shafter, California and the other in Nashville, Tennessee. As a result of these actions and other charges related to the acquisition of Elk, the Company identified an additional $12.1 million of restructuring and other expenses in its first quarter ended April 5, 2009, which included $9.8 million of plant closing expenses, $0.9 million in employee severance payments and $1.4 million in integration-related expenses. Integration-related expenses primarily consisted of $0.8 million of inventory write-downs and $0.6 million of other integration expenses.

        The Company recorded $12.2 million of the identified restructuring and other expenses in its statement of operations in the three-month period ended April 5, 2009, of which $0.8 million was charged to cost of products sold and $11.4 million was charged to restructuring and other expenses. The Company expects to incur the remaining $1.7 million of identified integration and other expenses and make the remaining cash payments related to its accrual when they are required.

        The table below details the Company's restructuring and other expense accruals and charges made against the accrual during its first quarter ended April 5, 2009:

Restructuring and Other Expenses	Plant Closing Expenses	Employee Severance Payments	Integration Expenses	Total
	(Thousands)
Beginning balance, as of December 31, 2008	$3,452	$—	$5,205	$8,657
Current period costs, net	9,764	868	1,513	12,145
Cash payments	(6,592)	(868)	(1,351)	(8,811)
Amount charged to property, plant and equipment for asset write-down	(561)	—	(188)	(749)
Amount charged to write-off inventory	—	—	(729)	(729)
Non-cash items	—	—	(84)	(84)

Ending balance, as of April 5, 2009	$6,063	$—	$4,366	$10,429

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 4. Comprehensive Income (Loss)

        The table below reconciles the Company's net income (loss) to comprehensive income (loss) for the first quarter ended April 5, 2009 and March 30, 2008, respectively:

	April 5, 2009	March 30, 2008
	(Thousands)
Net income (loss)	$51,977	$(15,045)

Other comprehensive income (loss), net of tax:
Derivative fair value adjustment-interest rate swaps, net of tax of $46 and $11,895 at April 5, 2009 and March 30, 2008, respectively	(75)	(19,406)
Derivative fair value adjustment-treasury locks, net of tax of ($72) and ($72) at April 5, 2009 and March 30, 2008, respectively	117	117

Comprehensive income (loss)	$52,019	$(34,334)

Note 5. Inventories

        Inventories consist of the following as of April 5, 2009 and December 31, 2008, respectively:

	April 5, 2009	December 31, 2008
	(Thousands)
Finished goods	$216,532	$271,373
Work-in process	36,134	41,225
Raw materials and supplies	94,610	94,381

Total	347,276	406,979
Less LIFO reserve	(61,030)	(58,530)

Inventories, net	$286,246	$348,449

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 6. Long-Term Debt

        Long-term debt consists of the following at April 5, 2009 and December 31, 2008:

	April 5, 2009	December 31, 2008
	(Thousands)
7 3/4% Senior Notes due 2014	$250,478	$250,500
Borrowings under the Senior Secured Revolving Credit Facility	183,000	76,000
Term Loan	953,281	955,670
Junior Lien Term Loan	325,000	325,000
Obligations under capital leases	52,500	55,956
Industrial development revenue bond	2,820	2,820
Chester Loan	4,311	5,126
Other notes payable	7,471	7,693

Total	1,778,861	1,678,765
Less current maturities	(20,799)	(20,596)

Long-term debt less current maturities	$1,758,062	$1,658,169

        As of April 5, 2009, the Company had total outstanding consolidated indebtedness of $1,831.7 million, which included $52.8 million of demand loans to its parent corporation and $20.8 million that matures prior to the end of the first quarter of 2010. The Company anticipates funding these obligations principally from its cash and cash equivalents on hand, cash flow from operations and/or borrowings under its $600.0 million Senior Secured Revolving Credit Facility (the "Senior Secured Revolving Credit Facility").

        As of April 5, 2009, the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility, the $975.0 million Term Loan Facility (the "Term Loan"), the $325.0 million Junior Lien Term Loan Facility (the "Junior Lien Term Loan" and collectively with the Senior Secured Revolving Credit Facility and the Term Loan the "Senior Secured Credit Facilities") and the indenture governing its 7 3/4% Senior Notes due 2014 (the "Senior Notes"). As of April 5, 2009, the net book value of the collateral securing the Senior Secured Revolving Credit Facility Collateral (as defined in the Senior Secured Revolving Credit Facility) and the Term Loan Collateral (as defined in the Term Loan) was $850.5 and $1,649.2 million, respectively.

        At April 5, 2009, the Company had outstanding letters of credit of approximately $43.8 million, which included approximately $10.6 million of standby letters of credit related to certain obligations of G-I Holdings.

Note 7. Derivative and Hedging Transactions

  Hedging Strategy

        The Company is exposed to the impact of variable interest rate fluctuations on certain of its debt financings; however, the Company limits its variable interest rate exposure through the use of derivative instruments, which reduce the risk of interest rate fluctuations related to the Company's debt. As a result of the use of derivative instruments, the Company has exposure to the risk that its counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate its

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 7. Derivative and Hedging Transactions (Continued)

counterparty credit risk, the Company enters into derivative contracts with selected major financial institutions. The Company's policies and procedures for mitigating counterparty credit risk on derivative transactions include reviewing and establishing limits for credit exposure with each financial institution and a continuous assessment of the creditworthiness of each counterparty. The right of set-off that exists under certain of these derivative contracts enables the Company, subject to each derivative contract, to net amounts due to and from the counterparty reducing the maximum loss from credit risk in the event of counterparty default.

  Interest Rate Swap Agreements

        In March 2007, the Company entered into forward-starting interest rate swap agreements ("swaps") with an effective date of April 23, 2007 and a maturity date of April 23, 2012. These swaps were initiated in order to hedge the variable interest rate risk associated with the Company's Term Loan, and they are structured that the Company receives interest based on the three-month Eurodollar rate ("LIBOR") and pay interest on a fixed rate basis. In October 2007, the Company entered into additional interest rate swaps related to its Term Loan with an effective date of October 23, 2007 and a maturity date of October 23, 2012 under similar terms.

        The Company accounts for its swaps in accordance with SFAS No. 133, and as such its swaps are treated as cash flow hedges. The Company values its interest rate swap agreements based on SFAS No. 157 Level 2 inputs from model-derived valuations whose significant inputs are quoted LIBOR contracts, Eurodollar futures and on-the-run swap markets. SFAS No. 157 requires that the valuation of derivative assets and liabilities must take into account the parties' nonperformance risk. The Company discounted the value of its derivative liabilities based on the credit spread for its debt as determined by the market trading price. See Note 8, Fair Value Measurements. As of April 5, 2009, the Company estimates that during the next twelve months ending March 2010, approximately $19.0 million will be reclassified from accumulated other comprehensive income/loss ("OCI") and recognized as interest expense in its statement of operations, subject to changes in the LIBOR rate. This estimated amount will be approximately offset by lower interest expense associated with the Company's Term Loan. Additional future amounts may be reclassified from OCI to interest expense if any portion of the Company's swaps are determined to be ineffective. As of April 5, 2009, the Company does not anticipate that any amount recorded in OCI related to its swaps will be reclassified during its next twelve months due to ineffectiveness.

  Treasury Lock Agreements

        In July 2007, the Company entered into treasury lock agreements ("treasury locks") with a maturity date of July 31, 2012, as additional hedging instruments related to its Term Loan. On October 30, 2007, the Company settled its open treasury lock hedging positions, which resulted in a pre-tax fair value loss and cash settlement of approximately $4.9 million, which is being amortized into its statement of operations over the life of the Term Loan pursuant to the requirements of SFAS No. 133. The Company amortized $0.2 and $0.2 million of the loss related to its treasury locks into interest expense in its statement of operations during its first quarter ended April 5, 2009 and March 30, 2008, respectively, and will amortize $0.8 million annually through July 2012.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 7. Derivative and Hedging Transactions (Continued)

        The following table sets forth the classification and fair values of the Company's derivative instruments at April 5, 2009:

FAIR VALUE OF DERIVATIVE INSTRUMENTS
(Millions)

Description	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133:
Fixed-income interest rate swap agreements	Other non-current liabilities	$70.6

        The amount included in OCI, net of tax, related to the Company's derivative liability at April 5, 2009 and December 31, 2008 was $43.8 and $43.7 million, respectively.

        The following table sets forth the effect of the Company's derivative instruments on financial performance for the first quarter ended April 5, 2009:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
			(Millions)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships:
Fixed-income interest rate swap agreements	$(0.1)	Interest Expense	$(7.2)	$—	$—
Treasury lock contracts	—	Interest Expense	(0.2)	—	—

        As of April 5, 2009, the Company did not have any derivatives not designated as hedging instruments according to SFAS No. 133.

        On April 23, 2009, the Company exercised its option under the Term Loan to elect one-month LIBOR as the interest period under its LIBOR advances instead of the three-month interest period currently used for such advances. The change in election to the one-month LIBOR interest rate period resulted in a certain amount of ineffectiveness in the Company's current swap hedging agreements. During its second quarter ending July 5, 2009, the Company will begin to amortize the remaining amount of unrealized losses associated with these swap hedging agreements recorded in OCI at April 5, 2009, as a component of interest expense on a straight-line basis over the initial life of the swap agreements.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 8. Fair Value Measurements

        The following table sets forth information regarding the Company's financial instruments that are measured at fair value as of April 5, 2009, consistent with the fair value hierarchy provision of SFAS No. 157:

	Total Measured at Fair Value	Quoted Market Prices In Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Liabilities:
Fixed-income interest rate swap agreements	$70.6	$—	$70.6	$—

Total liabilities	$70.6	$—	$70.6	$—

        During the quarter ended April 5, 2009, the Company adopted FSP FAS No. 157-2, "Partial Deferral to the Effective Date of Statement 157," which deferred the application of SFAS No. 157 for certain non-financial assets and non-financial liabilities. Upon adoption, the Company did not have any non-financial assets or liabilities that were recognized or measured at fair value on a recurring basis, therefore there was no impact on the Company's results of operations.

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

        The accrual for product warranty claims consists of the following for the first quarter ended April 5, 2009 and March 30, 2008, respectively:

	April 5, 2009	March 30, 2008
	(Thousands)
Beginning Balance	$44,965	$44,724
Charged to cost of products sold	7,507	4,765
Payments/deductions	(4,521)	(3,174)

Ending Balance	$47,951	$46,315

        The Company offers extended warranty contracts on sales of its commercial roofing products. The life of these commercial warranties range from 10 to 25 years. In addition, the Company offers enhanced warranties on certain of its residential roofing products. These enhanced warranties are the "Golden Pledge™" and "Peace of Mind™" warranty programs. All revenue for the sale of these

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 9. Warranty Claims (Continued)

warranty programs is deferred and amortized on a straight-line basis over the average life of these warranty programs, which is in accordance with the accounting prescribed by FASB Technical Bulletin No. 90-1 "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts". Incremental direct costs associated with the acquisition of the extended warranty contracts are capitalized and amortized on a straight-line basis over the average life of these warranty programs. Current costs of services performed related to claims paid under these warranty programs are expensed as incurred. The analysis of these warranty programs as of April 5, 2009 indicated that deferred revenue is in excess of deferred costs and accordingly, no loss was recognized. However, if the total expected costs of providing services under these warranty programs exceed deferred revenues less deferred costs, then a loss would be recognized.

        At April 5, 2009 and March 30, 2008, the Company had deferred revenue of $78.2 and $71.5 million, of which $10.9 and $8.6 million is included in other current liabilities and $67.3 and $62.9 million is included in other liabilities, respectively. At April 5, 2009 and March 30, 2008, the Company also had deferred costs of $54.0 and $49.1 million, of which $7.2 and $5.5 million is included in other current assets and $46.8 and $43.6 million is included in other assets, respectively.

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

        The Company's net periodic pension cost for the Retirement Plan included the following components for the first quarter ended April 5, 2009 and March 30, 2008, respectively:

	April 5, 2009	March 30, 2008
	(Thousands)
Service cost	$351	$430
Interest cost	642	611
Expected return on plan assets	(792)	(792)
Amortization of unrecognized prior service cost	2	3
Amortization of net losses from earlier periods	180	105

Net periodic pension cost	$383	$357

        As of April 5, 2009, the Company expected to make pension contributions of $4.2 million to the Retirement Plan in 2009, which is consistent with its expectations as of December 31, 2008. The Company made a Retirement Plan contribution of $0.3 million during the first quarter ended April 5, 2009.

Postretirement Medical and Life Insurance

        The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and retirees. Such subsidies were reduced or

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 10. Benefit Plans (Continued)

ended as of January 1, 1997. Effective March 1, 2005, the Company amended the plan eliminating postretirement medical benefits affecting all current and future retirees.

        Net periodic postretirement benefit included the following components for the first quarter ended April 5, 2009 and March 30, 2008, respectively:

	April 5, 2009	March 30, 2008
	(Thousands)
Service cost	$2	$3
Interest cost	27	29
Amortization of unrecognized prior service cost	(143)	(143)
Amortization of net gains from earlier periods	(52)	(56)

Net periodic postretirement benefit	$(166)	$(167)

        As of April 5, 2009, the Company expected to make aggregate benefit claim payments of approximately $0.2 million during 2009, which are related to postretirement life insurance expenses. This is consistent with the Company's expectations as of December 31, 2008.

Note 11. 2001 Long-Term Incentive Plan

        Incentive units granted under the 2001 Long-Term Incentive Plan (the "2001 LTIP") are valued at Book Value (as defined in the 2001 LTIP) or the value of such incentive units specified at the date of grant. Increases or decreases in the Book Value of those incentive units result in a change in the measure of compensation for the award. Compensation expense for the Company's incentive units was $7.0 and $0.4 million for the first quarter ended April 5, 2009 and March 30, 2008, respectively.

        The following is a summary of activity for incentive units related to the 2001 LTIP:

	First Quarter April 5, 2009	Year-to-Date December 31, 2008
Incentive Units outstanding, beginning of period	90,468	99,120
Granted	725	17,375
Exercised	(4,325)	(18,686)
Forfeited	(1,875)	(7,341)

Incentive Units outstanding, end of period	84,993	90,468

Vested Units outstanding, end of period	39,030	33,702

        The initial value of each of the 725 incentive units granted on January 1, 2009 was $706.88. The initial value of each of the 17,000 incentive units granted on January 1, 2008 was $592.01 and the 375 incentive units granted on October 1, 2008 was $687.97.

Note 12. Related Party Transactions

        The Company makes loans to, and borrows from, its parent corporations from time to time at prevailing market interest rates. At April 5, 2009 and March 30, 2008, BMCA Holdings Corporation

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 12. Related Party Transactions (Continued)

owed the Company $56.4 and $56.3 million, including interest of $1.1 and $1.0 million, respectively, and the Company owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively, with no unpaid interest. Interest income on the Company's loans to BMCA Holdings Corporation amounted to $0.6 and $1.0 million during the first quarter ended April 5, 2009 and March 30, 2008, respectively. Interest expense on the Company's loans from BMCA Holdings Corporation amounted to $0.6 and $1.0 million during the first quarter ended April 5, 2009 and March 30, 2008, respectively. Loans payable to/receivable from its parent corporations are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Credit Facilities and the Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indenture governing the Company's Senior Notes at April 5, 2009, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions.

        The Company has a management agreement (the "Management Agreement") with ISP Management Company, Inc., a subsidiary of International Specialty Products Inc. (which, together with its subsidiaries, is referred to as "ISP"), an affiliate, to provide the Company with certain management services. Based on services provided to the Company in 2009 under the Management Agreement, the aggregate amount payable to ISP Management Company, Inc. under the Management Agreement for 2009, inclusive of the services provided to G-I Holdings, is not yet available; however, after adjusting for inflationary factors, it is currently estimated to be similar to the $7.3 million paid in 2008. The Company does not expect any changes to the Management Agreement to have a material impact on the Company's results of operations.

        The Company and its subsidiaries purchased a substantial portion of their headlap roofing granules, colored roofing granules and algae-resistant granules, on a purchase order basis, from ISP Minerals Inc. ("ISP Minerals"), an affiliate of BMCA and of ISP. The amount of mineral products purchased each year on this basis is based on current demand and is not subject to minimum purchase requirements. For the first quarter ended April 5, 2009 and March 30, 2008, the Company and its subsidiaries purchased $11.5 and $7.2 million, respectively, of roofing granules under this arrangement.

        In addition to the granules products purchased by the Company, under the above purchase order basis, the balance of its granules requirements are purchased under a contract expiring in 2013. The amount of mineral products purchased each year under the contract is based on current demand and is not subject to minimum purchase requirements. Under the contract, for the first quarter ended April 5, 2009 and March 30, 2008, the Company purchased $18.2 and $19.1 million of roofing granules, respectively.

        In February 2009 and March 2009, after giving effect to the most restrictive of the aforementioned debt covenant restrictions, the Company declared and paid cash dividends of $5.0 and $5.0 million, respectively, to its parent corporation.

        Included in noncurrent assets as a tax receivable from parent corporation on the Company's consolidated balance sheets is $0.0 and $8.4 million at April 5, 2009 and December 31, 2008, respectively, representing amounts paid in excess of amounts due to G-I Holdings with respect to 2006 under the Tax Sharing Agreement. The Company utilized the remaining receivable balance at December 31, 2008 during its first quarter ended April 5, 2009. These amounts are included in the net payable to related parties/parent corporations in the consolidated statements of cash flows.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 13. Contingencies

        In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities of its indirect parent, G-I Holdings, for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber contained in products sold by G-I Holdings or its predecessors ("Asbestos Claims"). As of March 30, 1997, the Company paid all of its assumed liabilities for Asbestos Claims. G-I Holdings has agreed to indemnify the Company against any other existing or future Asbestos Claims if asserted against the Company. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. Most Asbestos Claims do not specify the amount of damages sought, and the value of the Asbestos Claims asserted against G-I Holdings is a contested issue in that bankruptcy, which remains pending.

        Claimants in the G-I Holdings' bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the Bankruptcy Court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may attempt to assert Asbestos Claims against the Company. (Approximately 1,900 Asbestos Claims were filed against the Company prior to February 2, 2001.) The Company believes that it will not sustain any liability in connection with these or any other Asbestos Claims. On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion on June 22, 2001, and written order entered February 22, 2002, the Bankruptcy Court converted the temporary restraints into a preliminary injunction prohibiting the bringing or prosecution of any such Asbestos Claims against the Company.

        On February 7, 2001, G-I Holdings filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). One of the parties to this matter, the Official Committee of Asbestos Claimants (the "creditors' committee"), subsequently filed a counterclaim against the Company seeking a declaration that BMCA has successor liability for Asbestos Claims against G-I Holdings and that it is the alter ego of G-I Holdings. On May 13, 2003, the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court. By order dated May 30, 2008, the District Court dismissed the BMCA Action without ruling on the merits of BMCA's position that it has no successor liability for Asbestos Claims. The District Court ruled that a Federal court declaratory judgment action was not the proper vehicle for resolving this issue. The District Court's ruling did not affect the preliminary injunction enjoining the prosecution of Asbestos Claims against BMCA, and the Company believes that it does not have liability for Asbestos Claims. Nevertheless, it is not possible to predict the outcome of any subsequent litigation regarding the continuation of the preliminary injunction and/or prosecution of Asbestos Claims against the Company.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 13. Contingencies (Continued)

        On or about February 8, 2001, the creditors' committee filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of BMCA with G-I Holdings or an order directing G-I Holdings to cause BMCA to file for bankruptcy protection. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the Bankruptcy Court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of present and future holders of asbestos-related claims, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the Bankruptcy Court denied the motion. The creditors' committee appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003. The creditors' committee appealed the denial to the Third Circuit Court of Appeals, which denied the appeal on September 24, 2004. The creditors' committee filed a petition with the Third Circuit Court of Appeals for a rehearing of its denial of the creditors' committee's appeal, which was denied by the Court of Appeals on October 26, 2004.

        On July 7, 2004, the Bankruptcy Court entered an order authorizing the creditors' committee to commence an adversary proceeding against the Company and others challenging, as a fraudulent conveyance, certain transactions entered into in connection with the Company's formation in 1994, in which G-I Holdings caused to be transferred to the Company all of its roofing business and assets and in which the Company assumed certain liabilities relating to those assets, including a specified amount of liabilities for Asbestos Claims (the "1994 transaction"). The Bankruptcy Court also permitted the creditors' committee to pursue a claim against holders of the Company's bank and bond debt outstanding in 2000, seeking recovery from them, based on the creditors' committee's theory that the 1994 transaction was a fraudulent conveyance. On July 20, 2004, the creditors' committee appealed certain aspects of the Bankruptcy Court's order (and a June 8, 2004 decision upon which the order was based). G-I Holdings, the holders of the Company's bank and bond debt and BMCA cross-appealed. The District Court entered an order on June 21, 2006 affirming in part and vacating in part the Bankruptcy Court's July 7, 2004 order. Among other things, the District Court vacated that aspect of the Bankruptcy Court's order authorizing the creditors' committee to pursue avoidance claims against the Company and the holders of the Company's bank and bond debt as of 2000. This issue has been remanded to the Bankruptcy Court for further proceedings consistent with the District Court's opinion. By order dated August 22, 2008, the Bankruptcy Court stayed this authorization proceeding and other adversary proceedings effective upon the filing of a Joint Plan of Reorganization by G-I Holdings, the creditors' committee and the legal representative of present and future holders of asbestos-related claims. The Company believes the creditors' committee's avoidance claims are without merit and, in the event the stay is terminated, the Bankruptcy Court should not permit the creditors' committee to pursue such claims against the Company and the holders of its bank and bond debt as of 2000.

        The Company has been advised by G-I Holdings that on August 12, 2008, G-I Holdings reached an agreement with the creditors' committee and the legal representative of present and future holders of asbestos-related claims to jointly file a plan of reorganization with the Bankruptcy Court that will provide for settlement of Asbestos Claims and all related litigation. The agreement is subject to a number of contingencies, but if the contingencies are met and the reorganization plan is confirmed, all of the actions described above will be resolved. If the bankruptcy is not resolved, the Company and G-I Holdings intend to vigorously defend all litigations related thereto. A Joint Plan of Reorganization of G-I Holdings was filed with the Bankruptcy Court on August 21, 2008, and a First Amended Joint Plan of Reorganization of G-I Holdings was filed with the Bankruptcy Court on October 30, 2008.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 13. Contingencies (Continued)

G-I Holdings filed a Second Amended Joint Plan of Reorganization of G-I Holdings with the Bankruptcy Court on December 3, 2008.

        If the reorganization plan is not confirmed and the Company is not successful in defending against one or more of the claims, it may be forced to file for bankruptcy protection and/or contribute all or a substantial portion of its assets to satisfy the claims of G-I Holdings' creditors. Either of these events, or the substantive consolidation of G-I Holdings and the Company, would weaken its operations and cause it to divert a material amount of its cash flow to satisfy the Asbestos Claims of G-I Holdings and may render it unable to pay interest or principal on its Senior Secured Credit Facilities and Senior Notes.

  Tax Claims Against G-I Holdings

        On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhône-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings' bankruptcy. If such proof of claim is sustained for years in which the Company was part of the G-I Holdings tax group, the Company and/or certain of the Company's subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings could be severally liable for those taxes and interest. G-I Holdings has filed an objection to the proof of claim, which is the subject of an adversary proceeding pending in the United States District Court for the District of New Jersey. By opinion and order dated September 8, 2006, the District Court ruled on the parties' respective motions for Partial Summary Judgment, granting the government summary judgment on the issue of "adequate disclosure" for statute of limitation purposes and denying G-I Holdings summary judgment on its other statute of limitations defense (finding material issues of fact that must be tried). If the IRS were to prevail for the years in which the Company and/or certain of its subsidiaries were not part of the G-I Holdings tax group, the Company nevertheless could be liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions. In an opinion dated June 8, 2007, the District Court decided that G-I Holdings cannot avail itself of the "binding contract" transitional relief with respect to the 1999 distribution of U.S. Treasury Bonds to G-I Holdings. The Company believes that it will not be required to pay any incremental income tax to the Federal government with respect to this matter and that its ultimate disposition will not have a material adverse effect on its business, financial position or results of operations.

        For a further discussion with respect to the history of the foregoing litigation, and asbestos-related matters, see Notes 8, 9, 12, and 18 to the consolidated financial statements contained in the Company's 2008 Form 10-K.

  Environmental Litigation

        The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters under the U.S. Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 13. Contingencies (Continued)

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

  Other Contingencies

        In the ordinary course of business, the Company has several supply agreements that include minimum annual purchase requirements. In the event these purchase requirements are not met, the Company may be required to make payments under these supply agreements. There have been no material changes to these contracts in the first quarter of 2009.

Note 14. Guarantor Financial Information

        At April 5, 2009, all of the Company's subsidiaries, each of which is wholly-owned by the Company, are guarantors under the Company's Senior Secured Credit Facilities and the indenture governing the Senior Notes. These guarantees are full, unconditional and joint and several. In 2007, BMCA Acquisition Inc., the direct parent of Elk, and Elk, as a result of its merger with BMCA Acquisition Sub, became co-obligors on the Senior Secured Credit Facilities.

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

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 14. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Operations
First Quarter Ended April 5, 2009
(Thousands)
(Unaudited)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$638,550	$5,518	$16,752	$—	$660,820
Intercompany net sales	—	134,321	963,528	(1,097,849)	—

Total net sales	638,550	139,839	980,280	(1,097,849)	660,820

Costs and expenses:
Cost of products sold	565,254	136,658	825,361	(1,097,849)	429,424
Selling, general and administrative	57,328	5,476	38,852	—	101,656
Amortization of intangible assets	—	2,847	—	—	2,847
Restructuring and other expenses	—	800	10,551	—	11,351
Other expense, net	696	8	509	—	1,213

Total costs and expenses, net	623,278	145,789	875,273	(1,097,849)	546,491

Income (loss) before equity in earnings of subsidiaries, interest expense and income taxes	15,272	(5,950)	105,007	—	114,329
Equity in earnings of subsidiaries	52,595	—	—	(52,595)	—
Interest expense	(16,223)	(7,988)	(10,301)	—	(34,512)

Income (loss) before income taxes	51,644	(13,938)	94,706	(52,595)	79,817
Income tax (expense) benefit	333	4,861	(33,034)	—	(27,840)

Net income (loss)	$51,977	$(9,077)	$61,672	$(52,595)	$51,977

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 14. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Operations
First Quarter Ended March 30, 2008
(Thousands)
(Unaudited)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$545,952	$10,140	$14,184	$—	$570,276
Intercompany net sales	—	151,167	866,794	(1,017,961)	—

Total net sales	545,952	161,307	880,978	(1,017,961)	570,276

Costs and expenses:
Cost of products sold	473,850	158,827	810,199	(1,017,961)	424,915
Selling, general and administrative	58,723	7,676	39,410	—	105,809
Amortization of intangible assets	—	2,846	—	—	2,846
Restructuring and other expenses	—	1,582	19,243	—	20,825
Other expense, net	619	60	329	—	1,008

Total costs and expenses, net	533,192	170,991	869,181	(1,017,961)	555,403

Income (loss) before equity in earnings of subsidiaries, interest expense and income taxes	12,760	(9,684)	11,797	—	14,873
Equity in earnings of subsidiaries	(7,709)	—	—	7,709	—
Interest expense	(24,946)	(4,056)	(10,863)	—	(39,865)

Income (loss) before income taxes	(19,895)	(13,740)	934	7,709	(24,992)
Income tax (expense) benefit	4,850	5,469	(372)	—	9,947

Net income (loss)	$(15,045)	$(8,271)	$562	$7,709	$(15,045)

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 14. Guarantor Financial Information (Continued)

Condensed Consolidating Balance Sheet
April 5, 2009
(Thousands)
(Unaudited)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$24,737	$123	$211	$—	$25,071
Accounts receivable, trade, net	434,411	4,977	11,426	—	450,814
Accounts receivable, other	2,965	174	5,529	—	8,668
Inventories, net	—	72,157	214,089	—	286,246
Deferred income tax assets	51,794	—	—	—	51,794
Other current assets	7,663	1,309	4,927	—	13,899

Total Current Assets	521,570	78,740	236,182	—	836,492
Investment in subsidiaries	1,679,943	—	—	(1,679,943)	—
Intercompany loans including accrued interest	1,731,490	(973,502)	(757,988)	—	—
Due from/(to) subsidiaries, net	(1,964,909)	789,722	1,175,187	—	—
Property, plant and equipment, net	—	270,788	375,249	—	646,037
Goodwill	59,323	589,010	5,471	—	653,804
Intangible assets, net	—	193,403	—	—	193,403
Other noncurrent assets	82,359	7,378	23,961	—	113,698

Total Assets	$2,109,776	$955,539	$1,058,062	$(1,679,943)	$2,443,434

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$9,533	$676	$10,590	$—	$20,799
Accounts payable	—	20,981	91,710	—	112,691
Payable to related parties	12,219	—	23,796	—	36,015
Loans payable to parent corporation	52,840	—	—	—	52,840
Accrued liabilities	66,228	10,316	86,544	—	163,088
Product warranty claims	12,600	3,600	—	—	16,200

Total Current Liabilities	153,420	35,573	212,640	—	401,633
Long-term debt less current maturities	1,702,226	3,478	52,358	—	1,758,062
Product warranty claims	30,844	807	100	—	31,751
Deferred income tax liabilities	91,598	—	—	—	91,598
Other liabilities	169,548	8,205	20,497	—	198,250

Total Liabilities	2,147,636	48,063	285,595	—	2,481,294
Total Stockholders' Equity (Deficit)	(37,860)	907,476	772,467	(1,679,943)	(37,860)

Total Liabilities and Stockholders' Equity (Deficit)	$2,109,776	$955,539	$1,058,062	$(1,679,943)	$2,443,434

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 14. Guarantor Financial Information (Continued)

Condensed Consolidating Balance Sheet
December 31, 2008
(Thousands)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$36,722	$65	$250	$—	$37,037
Accounts receivable, trade, net	189,245	1,491	8,497	—	199,233
Accounts receivable, other	2,298	727	7,872	—	10,897
Inventories, net	—	90,999	257,450	—	348,449
Deferred income tax assets	39,324	—	—	—	39,324
Other current assets	7,894	1,329	7,849	—	17,072

Total Current Assets	275,483	94,611	281,918	—	652,012
Investment in subsidiaries	1,627,346	—	—	(1,627,346)	—
Intercompany loans including accrued interest	1,587,885	(867,963)	(719,922)	—	—
Due from/to subsidiaries, net	(1,723,842)	670,948	1,052,894	—	—
Property, plant and equipment, net	—	274,194	381,075	—	655,269
Goodwill	59,323	588,850	5,471	—	653,644
Intangible assets, net	—	196,250	—	—	196,250
Income tax receivable from parent corporation	8,400	—	—	—	8,400
Other noncurrent assets	82,842	7,487	24,410	—	114,739

Total Assets	$1,917,437	$964,377	$1,025,846	$(1,627,346)	$2,280,314

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$9,557	$676	$10,363	$—	$20,596
Accounts payable	—	18,400	137,630	—	156,030
Payable to related parties	1,225	—	19,928	—	21,153
Loans payable to parent corporation	52,840	—	—	—	52,840
Accrued liabilities	52,508	12,953	68,880	—	134,341
Product warranty claims	12,600	3,600	—	—	16,200

Total Current Liabilities	128,730	35,629	236,801	—	401,160
Long-term debt less current maturities	1,597,614	3,647	56,908	—	1,658,169
Product warranty claims	28,358	307	100	—	28,765
Deferred income tax liabilities	73,103	—	—	—	73,103
Other liabilities	169,488	8,242	21,243	—	198,973

Total Liabilities	1,997,293	47,825	315,052	—	2,360,170
Total Stockholders' Equity (Deficit)	(79,856)	916,552	710,794	(1,627,346)	(79,856)

Total Liabilities and Stockholders' Equity (Deficit)	$1,917,437	$964,377	$1,025,846	$(1,627,346)	$2,280,314

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 14. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
First Quarter Ended April 5, 2009
(Thousands)
(Unaudited)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Consolidated
Cash and cash equivalents, beginning of period	$36,722	$65	$250	$37,037

Cash provided by (used in) operating activities:
Net income (loss)	(618)	(9,077)	61,672	51,977
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	7,066	10,905	17,971
Amortization of intangible and other assets	—	2,846	1,098	3,944
Restructuring and other expenses	—	1,186	10,959	12,145
Deferred income taxes	5,999	—	—	5,999
Noncash interest charges	1,744	275	199	2,218
(Increase) decrease in working capital items	(231,882)	14,556	7,125	(210,201)
Increase in product warranty claims	2,486	500	—	2,986
(Increase) decrease in other assets	(1,133)	33	(729)	(1,829)
Increase (decrease) in other liabilities	(62)	(37)	24	(75)
Increase (decrease) in net payable to related parties/parent corporations	117,095	(13,235)	(80,359)	23,501
Other, net	(2)	232	(684)	(454)

Net cash provided by (used in) operating activities	(106,373)	4,345	10,210	(91,818)

Cash used in investing activities:
Capital expenditures	—	(4,118)	(5,844)	(9,962)

Net cash used in investing activities	—	(4,118)	(5,844)	(9,962)

Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	233,000	—	—	233,000
Repayments of long-term debt	(128,389)	(169)	(949)	(129,507)
Principal repayments of capital leases	—	—	(3,456)	(3,456)
Distribution to parent corporation	(3)	—	—	(3)
Dividends to parent corporation	(10,000)	—	—	(10,000)
Loan to parent corporation	(20)	—	—	(20)
Financing fees and expenses	(200)	—	—	(200)

Net cash provided by (used in) financing activities	94,388	(169)	(4,405)	89,814

Net change in cash and cash equivalents	(11,985)	58	(39)	(11,966)

Cash and cash equivalents, end of period	$24,737	$123	$211	$25,071

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 14. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
First Quarter Ended March 30, 2008
(Thousands)
(Unaudited)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Consolidated
Cash and cash equivalents, beginning of period	$—	$1,936	$4,388	$6,324

Cash provided by (used in) operating activities:
Net income (loss)	(7,336)	(8,271)	562	(15,045)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	6,973	10,868	17,841
Amortization of intangible and other assets	—	2,846	917	3,763
Restructuring and other expenses	1,088	1,582	25,354	28,024
Deferred income taxes	(11,253)	—	—	(11,253)
Noncash interest charges	1,794	353	105	2,252
(Increase) decrease in working capital items	(182,901)	24,157	517	(158,227)
Increase in product warranty claims	1,111	480	—	1,591
(Increase) decrease in other assets	(2,007)	38	(2,169)	(4,138)
Increase in other liabilities	522	15	47	584
Increase (decrease) in net payable to related parties/parent corporations	63,021	(26,864)	(30,989)	5,168
Other, net	—	(2)	(744)	(746)

Net cash provided by (used in) operating activities	(135,961)	1,307	4,468	(130,186)

Cash used in investing activities:
Capital expenditures	—	(2,914)	(6,320)	(9,234)

Net cash used in investing activities	—	(2,914)	(6,320)	(9,234)

Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	266,000	—	—	266,000
Repayments of long-term debt	(109,075)	(178)	(756)	(110,009)
Principal repayments of capital leases	—	—	(1,551)	(1,551)
Loan to parent corporation	(38)	—	—	(38)
Financing fees and expenses	(562)	—	—	(562)

Net cash provided by (used in) financing activities	156,325	(178)	(2,307)	153,840

Net change in cash and cash equivalents	20,364	(1,785)	(4,159)	14,420

Cash and cash equivalents, end of period	$20,364	$151	$229	$20,744

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

        We are a leading national manufacturer and marketer of a broad line of asphalt and polymer-based roofing products and accessories for the residential and commercial roofing markets. During the first quarter of 2007, Building Materials Corporation of America, which we refer to as BMCA, acquired ElkCorp, which we refer to as Elk, a Dallas, Texas-based manufacturer of roofing products and building materials, resulting in Elk becoming an indirect wholly-owned subsidiary of BMCA.

        We believe the Elk acquisition has strategically positioned us for growth in the roofing industry and building products market and has allowed us to build on our market leadership position and create comprehensive market-leading product offerings. Our principal lines of residential roofing shingles are the Timberline® series, the Sovereign® series, Designer Lifetime Shingles and Specialty Shingles. The Timberline series includes the Timberline Prestique® 30 High Definition®, Timberline Natural Shadow™, Timberline Prestique 40, Timberline Prestique Lifetime and Timberline Prestique Grande® shingles. Our designer lifetime shingles include the Slateline®, Grand Slate™, Grand Sequoia®, Grand Canyon™, Country Mansion®, Capstone®, and Camelot® shingles. We sell specialty roofing products under the TruSlate™ product line, which offers a patented genuine slate roofing system. We supply the major components necessary to install a complete roofing system from underlayments to attic ventilation products and accessories, under our Roof System Solution. We have improved our sales mix of residential roofing products by increasing our emphasis on laminated shingles and accessory products (the Timberline series, designer lifetime shingles and TruSlate), which are generally sold at higher prices and more attractive profit margins than our standard strip shingle products (the Sovereign series). Unless otherwise indicated by the context, "we," "us," and "our" refer to Building Materials Corporation of America and its consolidated subsidiaries.

Critical Accounting Policies

        There have been no significant changes to our Critical Accounting Policies during the first quarter ended April 5, 2009. For a further discussion on our Critical Accounting Policies, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies" in our annual report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 31, 2009, which we refer to as the 2008 Form 10-K.

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

  First Quarter 2009 Compared With First Quarter 2008

        We recorded net income of $52.0 million in the first quarter of 2009 compared to a net loss of $15.0 million in the first quarter of 2008. Our reported net income in the first quarter of 2009 included $7.9 million after-tax ($12.2 million pre-tax) restructuring and other expenses, of which $0.5 million after-tax ($0.8 million pre-tax) was included in cost of products sold. Our reported net loss in the first quarter of 2008 included $16.9 million of after-tax ($28.0 million pre-tax) restructuring and other expenses, of which $0.7 million after-tax ($1.1 million pre-tax) was included as a reduction in net sales

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

and $3.7 million after-tax ($6.1 million pre-tax) was included in cost of products sold. Included in restructuring and other expenses for the first quarter of 2008 and 2009 are plant closing expenses related to the closure of several manufacturing facilities, integration-related costs and the write-down of selected inventories. Excluding restructuring and other expenses, first quarter of 2009 net income was $59.9 million compared to first quarter of 2008 net income of $1.9 million. The increase in reported net income for the first quarter of 2009 was primarily attributable to higher income before interest expense and income taxes and lower interest expense.

        Net sales for the first quarter of 2009 were $660.8 million compared to first quarter of 2008 net sales of $570.3 million, which included $1.1 million of restructuring-related sales discounts. The increase in first quarter of 2009 net sales was primarily due to higher average selling prices for residential and commercial roofing products, partially offset by lower unit volumes of residential and commercial roofing products.

        Income before interest expense and income taxes in the first quarter of 2009 was $114.3 million compared to income before interest expense and income taxes of $14.9 million in the first quarter of 2008. Our reported income before interest expense and income taxes in the first quarter of 2009 included $12.2 million of restructuring and other expenses, of which $0.8 million was included in cost of products sold. Our reported income before interest expense and income taxes for the first quarter of 2008 included $28.0 million of restructuring and other expenses, of which $1.1 million was included as a reduction in net sales and $6.1 million was included in cost of products sold. Excluding these items, first quarter of 2009 income before interest expense and income taxes was $126.5 million compared to first quarter of 2008 income before interest expense and income taxes of $42.9 million. The increase was primarily due to higher average selling prices of residential and commercial roofing products, lower manufacturing costs resulting from improved efficiencies and lower transportation costs. These benefits were partially offset by lower unit volumes of residential and commercial roofing products.

        Interest expense in the first quarter of 2009 decreased to $34.5 million compared to $39.9 million in the first quarter of 2008. The decrease in the first quarter of 2009 interest expense was primarily due to lower average borrowings and a lower average interest rate.

Business Segment Information

Net Sales.    Net sales of roofing products increased to $635.0 million for the first quarter of 2009, compared with $537.6 million for the first quarter of 2008, which included $1.1 million of restructuring-related sales discounts. The increase in first quarter of 2009 net sales was primarily due to higher average selling prices of residential and commercial roofing products, partially offset by lower unit volumes of residential and commercial roofing products. Net sales of specialty building products and accessories decreased to $25.8 million for the first quarter of 2009 compared with $32.7 million for the first quarter of 2008 due to softer new construction and remodeling demand.

Gross Margin.    Our gross margin was $231.4 million or 35.0% of net sales for the first quarter of 2009 compared with $145.4 million or 25.5% of net sales for the first quarter of 2008. Included in our gross margin for the first quarter of 2009 were $0.8 million of restructuring and other expenses, which was included in cost of products sold. Included in our gross margin for the first quarter of 2008 were $7.2 million of restructuring and other expenses, of which $1.1 million was included as a reduction in net sales and $6.1 million was included in cost of products sold. The increase in our gross margin is primarily due to higher average selling prices of residential and commercial roofing products, as well as

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

lower manufacturing costs resulting from improved efficiencies, partially offset by lower unit volumes of residential and commercial roofing products.

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

        Net cash outflow from operating and investing activities was $101.8 million during the first quarter of 2009, including $91.8 million of cash used in operations and the reinvestment of $10.0 million for capital programs.

        Cash invested in additional working capital totaled $210.2 million during the first quarter of 2009, reflecting an increase in total accounts receivable of $249.4 million, due to the seasonality of our business, a $61.2 million decrease in inventories primarily due to controlled inventory management due to the current worldwide economic conditions, a $3.2 million decrease in other current assets, a $16.4 million decrease in accounts payable and accrued liabilities and an increase of $8.8 million in payments for restructuring and other expenses. The net cash used in operating activities also included a $23.5 million net increase in the payable to related parties/parent corporations, primarily due to a net $20.1 million increase in Federal income taxes payable, pursuant to our Tax Sharing Agreement with our parent corporation and a $3.4 million increase in amounts due under our long-term granule supply agreement with an affiliated company. In addition, net cash used in operating activities included $12.2 million in restructuring and other expenses (see Restructuring and Other Expenses below).

        Net cash provided by financing activities totaled $89.8 million during the first quarter of 2009, including $233.0 million of aggregate proceeds from the issuance of long-term debt, related to first quarter of 2009 cumulative borrowings under our Senior Secured Revolving Credit Facility. Financing activities also included $129.5 million in aggregate repayments of long-term debt, of which $126.0 million related to first quarter of 2009 cumulative repayments under our Senior Secured Revolving Credit Facility and $2.4 million related to our $975.0 million Term Loan Facility, which we refer to as the Term Loan. In addition, financing activities included aggregate principal payments of

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

$3.5 million on our capital leases, $10.0 million of cash dividends paid to our parent corporation, and $0.2 million in financing fees and expenses primarily related to prior debt refinancings.

  Restructuring and Other Expenses

        We initiated a restructuring plan, which we refer to as the 2007 Restructuring Plan, which we formulated in connection with the acquisition of Elk. The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the acquisition of Elk and to reduce our current cost structure. The 2007 Restructuring Plan has been fully implemented as of December 31, 2008. We account for our restructuring activities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and Emerging Issues Task Force No. 96-9 "Classification of Inventory Markdowns and Other Costs Associated with Restructuring".

2008 Restructuring and Other Expenses

        In connection with the acquisition of Elk, we identified $64.1 million of restructuring and other expenses in our fiscal year ended December 31, 2008, which included $14.2 million of plant closing expenses, $3.3 million in employee severance payments and $46.6 million in integration-related expenses. Integration-related expenses primarily consisted of $26.9 million of inventory write-downs, $6.1 million of restructuring-related sales discounts and $13.6 million of other integration expenses.

        We recorded $73.2 million of the identified restructuring and other expenses in our statement of operations during our fiscal year ended December 31, 2008, of which $6.1 million was reflected as a reduction in net sales due to restructuring-related sales discounts, $26.9 million was charged to cost of products sold and $40.2 million was charged to restructuring and other expenses.

Three-Months Ended April 5, 2009 Restructuring and Other Expenses

        In February 2009, we announced the temporary shutdown of two manufacturing facilities, one in Shafter, California and the other in Nashville, Tennessee. As a result of these actions and other charges related to the acquisition of Elk, we identified an additional $12.1 million of restructuring and other expenses in our first quarter ended April 5, 2009, which included $9.8 million of plant closing expenses, $0.9 million in employee severance payments and $1.4 million in integration-related expenses. Integration-related expenses primarily consisted of $0.8 million of inventory write-downs and $0.6 million of other integration expenses.

        We recorded $12.2 million of the identified restructuring and other expenses in our statement of operations in the three-month period ended April 5, 2009, of which $0.8 million was charged to cost of products sold and $11.4 million was charged to restructuring and other expenses. We expect to incur the remaining $1.7 million of identified integration and other expenses and make the remaining cash payments related to our accrual when they are required.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

        The table below details our restructuring and other expense accruals and charges made against the accrual during our first quarter ended April 5, 2009:

Restructuring and Other Expenses	Plant Closing Expenses	Employee Severance Payments	Integration Expenses	Total
	(Thousands)
Beginning balance, as of December 31, 2008	$3,452	$—	$5,205	$8,657
Current period costs, net	9,764	868	1,513	12,145
Cash payments	(6,592)	(868)	(1,351)	(8,811)
Amount charged to property, plant and equipment for asset write-down	(561)	—	(188)	(749)
Amount charged to write-off inventory	—	—	(729)	(729)
Non-cash items	—	—	(84)	(84)

Ending balance, as of April 5, 2009	$6,063	$—	$4,366	$10,429

  Long-Term Debt

        Long-term debt consists of the following at April 5, 2009 and December 31, 2008:

	April 5, 2009	December 31, 2008
	(Thousands)
7 3/4% Senior Notes due 2014	$250,478	$250,500
Borrowings under the Senior Secured Revolving Credit Facility	183,000	76,000
Term Loan	953,281	955,670
Junior Lien Term Loan	325,000	325,000
Obligations under capital leases	52,500	55,956
Industrial development revenue bond	2,820	2,820
Chester Loan	4,311	5,126
Other notes payable	7,471	7,693

Total	1,778,861	1,678,765
Less current maturities	(20,799)	(20,596)

Long-term debt less current maturities	$1,758,062	$1,658,169

        As of April 5, 2009, we had total outstanding consolidated indebtedness of $1,831.7 million, which included $52.8 million of demand loans to our parent corporation and $20.8 million that matures prior to the end of the first quarter of 2010. We anticipate funding these obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility.

        As of April 5, 2009, we were in compliance with all covenants under the Senior Secured Revolving Credit Facility, the Term Loan, the $325.0 million Junior Lien Term Loan Facility, which we refer to as the Junior Lien Term Loan, and collectively with the Senior Secured Revolving Credit Facility and the Term Loan we refer to as the Senior Secured Credit Facilities; and the indenture governing our 7 3/4% Senior Notes due 2014, which we refer to as the Senior Notes. As of April 5, 2009, the net book value of the collateral securing the Senior Secured Revolving Credit Facility Collateral (as defined in the

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Senior Secured Revolving Credit Facility) and the Term Loan Collateral (as defined in the Term Loan) was $850.5 and $1,649.2 million, respectively.

        At April 5, 2009, we had outstanding letters of credit of approximately $43.8 million, which included approximately $10.6 million of standby letters of credit related to certain obligations of G-I Holdings.

  Derivative and Hedging Transactions

Hedging Strategy

        We were exposed to the impact of variable interest rate fluctuations on certain of our debt financings; however, we limit our variable interest rate exposure through the use of derivative instruments, which reduce the risk of interest rate fluctuations related to our debt. As a result of the use of derivative instruments, we have exposure to the risk that our counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate our counterparty credit risk, we enter into derivative contracts with selected major financial institutions. Our policies and procedures for mitigating counterparty credit risk on derivative transactions include reviewing and establishing limits for credit exposure with each financial institution and a continuous assessment of the creditworthiness of each counterparty. The right of set-off that exists under certain of these derivative contracts enables us, subject to each derivative contract, to net amounts due to and from the counterparty reducing the maximum loss from credit risk in the event of counterparty default.

Interest Rate Swap Agreements

        In March 2007, we entered into forward-starting interest rate swap agreements, which we refer to as swaps, with an effective date of April 23, 2007 and a maturity date of April 23, 2012. These swaps were initiated in order to hedge the variable interest rate risk associated with our Term Loan, and they are structured that we receive interest based on the three-month LIBOR and pay interest on a fixed rate basis. In October 2007, we entered into additional interest rate swaps related to our Term Loan with an effective date of October 23, 2007 and a maturity date of October 23, 2012 under similar terms.

        We account for our swaps in accordance with "Accounting for Derivative Instruments and Hedging Activities", which we refer to as SFAS No. 133, and as such our swaps are treated as cash flow hedges. We value our interest rate swap agreements based on SFAS No. 157 "Fair Value Measurements", which we refer to as SFAS No. 157, Level 2 inputs from model-derived valuations whose significant inputs are quoted LIBOR contracts, Eurodollar futures and on-the-run swap markets. SFAS No. 157 requires that the valuation of derivative assets and liabilities must take into account the parties' nonperformance risk. We discounted the value of our derivative liabilities based on the credit spread for our debt as determined by the market trading price. See Fair Value Measurements. As of April 5, 2009, we estimate that during the next twelve months ending March 2010, approximately $19.0 million will be reclassified from accumulated other comprehensive income/loss, which we refer to as OCI, and recognized as interest expense in our statement of operations, subject to changes in the LIBOR rate. This estimated amount will be approximately offset by lower interest expense associated with our Term Loan. Additional future amounts may be reclassified from OCI to interest expense if any portion of our swaps are determined to be ineffective. As of April 5, 2009, we do not anticipate that any amount recorded in OCI related to our swaps will be reclassified during the next twelve months due to ineffectiveness.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Treasury Lock Agreements

        In July 2007, we entered into treasury lock agreements, which we refer to as treasury locks, with a maturity date of July 31, 2012, as additional hedging instruments related to our Term Loan. On October 30, 2007, we settled our open treasury lock hedging positions, which resulted in a pre-tax fair value loss and cash settlement of approximately $4.9 million, which is being amortized into our statement of operations over the life of the Term Loan pursuant to the requirements of SFAS No. 133. We amortized $0.2 and $0.2 million of the loss related to our treasury locks into interest expense in our statement of operations during our first quarter ended April 5, 2009 and March 30, 2008, respectively, and will amortize $0.8 million annually through July 2012.

        The following table sets forth the classification and fair values of our derivative instruments at April 5, 2009:

FAIR VALUE OF DERIVATIVE INSTRUMENTS
(Millions)

Description	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133:
Fixed-income interest rate swap agreements	Other non-current liabilities	$70.6

        The amount included in OCI, net of tax, related to our derivative liability at April 5, 2009 and December 31, 2008 was $43.8 and $43.7 million, respectively.

        The following table sets forth the effect of our derivative instruments on financial performance for the first quarter ended April 5, 2009:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
			(Millions)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships:
Fixed-income interest rate swap agreements	$(0.1)	Interest Expense	$(7.2)	$—	$—
Treasury lock contracts	—	Interest Expense	(0.2)	—	—

        As of April 5, 2009, we did not have any derivatives not designated as hedging instruments according to SFAS No. 133.

        On April 23, 2009, we exercised our option under the Term Loan to elect one-month LIBOR as the interest period under its LIBOR advances instead of the three-month interest period currently used

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

for such advances. The change in election to the one-month LIBOR interest rate period resulted in a certain amount of ineffectiveness in our current swap hedging agreements. During our second quarter ending July 5, 2009, we will begin to amortize the remaining amount of unrealized losses associated with our swap hedging agreements recorded in OCI at April 5, 2009, as a component of interest expense on a straight-line basis over the initial life of the swap agreements.

  Fair Value Measurements

        The following table sets forth information regarding our financial instruments that are measured at fair value as of April 5, 2009, consistent with the fair value hierarchy provision of SFAS No. 157:

	Total Measured at Fair Value	Quoted Market Prices In Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Liabilities:
Fixed-income interest rate swap agreements	$70.6	$—	$70.6	$—

Total liabilities	$70.6	$—	$70.6	$—

        During the quarter ended April 5, 2009, we adopted FSP FAS No. 157-2, "Partial Deferral to the Effective Date of Statement 157," which deferred the application of SFAS No. 157 for certain non-financial assets and non-financial liabilities. Upon adoption, we did not have any non-financial assets or liabilities that were recognized or measured at fair value on a recurring basis, therefore there was no impact on our results of operations.

  Intercompany Transactions

        We make loans to, and borrow from, our parent corporations from time to time at prevailing market interest rates. At April 5, 2009 and March 30, 2008, BMCA Holdings Corporation owed us $56.4 and $56.3 million, including interest of $1.1 and $1.0 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively, with no unpaid interest. Interest income on our loans to BMCA Holdings Corporation amounted to $0.6 and $1.0 million during the first quarter ended April 5, 2009 and March 30, 2008, respectively. Interest expense on our loans from BMCA Holdings Corporation amounted to $0.6 and $1.0 million during the first quarter ended April 5, 2009 and March 30, 2008, respectively. Loans payable to/receivable from our parent corporations are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Credit Facilities and the Senior Notes. Under the terms of the Senior Secured Revolving Credit Facility and the indenture governing our Senior Notes at April 5, 2009, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions.

        We have a management agreement, which we refer to as the Management Agreement, with ISP Management Company, Inc., a subsidiary of International Specialty Products Inc., which, together with its subsidiaries, is referred to as ISP, an affiliate, to provide us with certain management services. Based on services provided to us in 2009 under the Management Agreement, the aggregate amount payable

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

to ISP Management Company, Inc. under the Management Agreement for 2009, inclusive of the services provided to G-I Holdings, is not yet available; however, after adjusting for inflationary factors, it is currently estimated to be similar to the $7.3 million paid in 2008. We do not expect any changes to the Management Agreement to have a material impact on our results of operations.

        We and our subsidiaries purchased a substantial portion of our headlap roofing granules, colored roofing granules and algae-resistant granules, on a purchase order basis, from ISP Minerals Inc., which we refer to as ISP Minerals, an affiliate of BMCA and of ISP. The amount of mineral products purchased each year on this basis is based on current demand and is not subject to minimum purchase requirements. For the first quarter ended April 5, 2009 and March 30, 2008, we and our subsidiaries purchased $11.5 and $7.2 million, respectively, of roofing granules under this arrangement.

        In addition to the granules products we purchased, under the above purchase order basis, the balance of our granules requirements are purchased under a contract expiring in 2013. The amount of mineral products purchased each year under the contract is based on current demand and is not subject to minimum purchase requirements. Under the contract, for the first quarter ended April 5, 2009 and March 30, 2008, we purchased $18.2 and $19.1 million of roofing granules, respectively.

        In February 2009 and March 2009, after giving effect to the most restrictive of the aforementioned debt covenant restrictions, we declared and paid cash dividends of $5.0 and $5.0 million, respectively, to our parent corporation.

        Included in noncurrent assets as a tax receivable from parent corporation on our consolidated balance sheets is $0.0 and $8.4 million at April 5, 2009 and December 31, 2008, respectively, representing amounts paid in excess of amounts due to G-I Holdings with respect to 2006 under the Tax Sharing Agreement. We utilized the remaining receivable balance at December 31, 2008 during our first quarter ended April 5, 2009. These amounts are included in the net payable to related parties/parent corporations in our consolidated statements of cash flows.

  Contingencies

        See Note 13 to Consolidated Financial Statements for information regarding contingencies.

  Economic Outlook

        We do not believe that inflation has had a material effect on our results of operations during the first quarter of 2009. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

        The prices of energy and crude oil continued to decline during the first quarter of 2009, including the price of asphalt and other petroleum-based raw materials. The decline was primarily due to, in our opinion, the current worldwide economic conditions, which has resulted in weaker demand. The decline in crude oil prices in the first quarter of 2009 caused a moderate decline in asphalt and other petroleum-based raw materials. Due to the strength of our manufacturing operations, which allows us to use many types of asphalt, together with our ability to secure alternative sources of supply, we do not anticipate that any potential disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard. We will attempt to pass on future cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

  Contractual Obligations

        There have been no significant changes to our contractual obligations during the first quarter ended April 5, 2009. For a further discussion on our contractual obligations related to minimum purchase obligations reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations "Contractual Obligations" in our 2008 Form 10-K.

  New Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board, which we refer to as FASB, issued SFAS No. 141 (revised in 2007) "Business Combinations", which we refer to as SFAS No. 141R, which provides revised guidance on how an acquiring company should recognize and measure the identifiable assets acquired, liabilities assumed, any noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands the required disclosures related to the nature and financial statement effects of business combinations and became effective on a prospective basis for business combinations completed in fiscal years beginning after December 15, 2008. We adopted the provisions of SFAS No. 141R during our first quarter beginning January 1, 2009, and the adoption did not have any impact on our consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position, which we refer to as FSP, FAS No. 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies", which we refer to as FSP FAS No. 141(R)-1. FSP FAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the assets or liabilities would generally be recognized in accordance with SFAS No. 5, "Accounting for Contingencies", which we refer to as SFAS No. 5, and FASB Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss". Furthermore, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). FSP FAS No. 141(R)-1 also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosure required by SFAS No. 5. We will adopt FSP FAS No. 141(R)-1 during our second quarter ending July 5, 2009, and its effect on our results of operation or financial position in future periods will depend on the nature and significance of any future business combination.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which we refer to as SFAS No. 160. SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than us (minority interests) to be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. Any changes in the parent's ownership interests are required to be accounted for in a consistent manner as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 became effective on a prospective basis for fiscal years beginning after December 15, 2008; however, the presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We adopted the provisions of SFAS No. 160 in our first quarter beginning January 1, 2009, and the adoption did not have any impact on our consolidated financial statements because we do not have any noncontrolling interests.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", which we refer to as SFAS No. 161. SFAS No. 161 amends SFAS No. 133 and is intended to improve financial reporting related to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of SFAS No. 161 became effective on a prospective basis for fiscal years beginning on or after November 15, 2008. We adopted the disclosure provisions of SFAS No. 161 during our first quarter of fiscal year beginning January 1, 2009. Since SFAS No. 161 requires only disclosures, there was no impact on our consolidated financial statements. See Derivative and Hedging Transactions for the required disclosures.

        In April 2008, the FASB issued FSP FAS No. 142-3, "Determination of the Useful Life of Intangible Assets", which we refer to as FSP FAS No. 142-3, which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS No. 142-3 became effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We adopted the provisions of FSP FAS No. 142-3 during our first quarter beginning January 1, 2009, and the adoption did not have any impact on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", which we refer to as SFAS No. 162, which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with United States generally accepted accounting principles. SFAS No. 162 will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board's amendments to Interim Audit Standards Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". We will adopt the provisions and evaluate the impact of SFAS No. 162 upon its effective date.

        In December 2008, the FASB issued FSP FAS No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets", which we refer to as FSP FAS No. 132(R)-1, which provides additional guidance on an employers' disclosures about plan assets of a defined benefit pension or other post retirement plan. FSP FAS No. 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. We will adopt the provisions of FSP FAS No. 132(R)-1 for our fiscal year beginning January 1, 2010, which will improve the disclosures in the financial statements related to the assets held by our defined pension and postretirement plans.

        In April 2009, the FASB issued FSP FAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", which we refer to as FSP FAS No. 157-4. According to the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of the transaction or quoted prices is required, and a significant adjustment to the transaction or quoted prices may be deemed necessary to estimate the fair value in accordance with SFAS No. 157, "Fair Value Measurements", which we refer to as SFAS No. 157. FSP FAS No. 157-4 is effective on a prospective basis for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will adopt the provisions of FSP FAS No. 157-4 for our second quarter ending July 5, 2009 and are currently evaluating the impact the provisions will have on our consolidated financial statements.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

        In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board 28-1 "Interim Disclosures about Fair Value of Financial Instruments", which we refer to as FSP FAS No. 107-1. FSP FAS No. 107-1 amends SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" by requiring an entity to provide disclosures about fair value measurements of financial instruments in interim financial information. FSP FAS No. 107-1 is effective on a prospective basis for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will adopt the required disclosure provisions in our second quarter ending July 5, 2009. Since FSP FAS No. 107-1 only requires additional disclosures, there will be no impact on our consolidated financial statements.

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

BUILDING MATERIALS CORPORATION OF AMERICA

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of April 5, 2009. See Note 7 to the Consolidated Financial Statements.

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

        Changes in Internal Control over Financial Reporting:    There were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management's evaluation during the first quarter of fiscal year 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BUILDING MATERIALS CORPORATION OF AMERICA

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

        There were no material changes to the legal proceedings identified in the Annual Report on Form 10-K for the year ended December 31, 2008. See Note 13 to the consolidated financial statements in Part I.

Item 5.    Other Information

        On May 18, 2009, the Company entered into an Amendment to the Employment Agreement of Mr. Richard A. Nowak pursuant to which Mr. Nowak's term of employment is extended through December 31, 2010. The foregoing description is qualified in its entirety by the Amendment to Employment Agreement for Mr. Nowak, as filed herewith as Exhibit 10.1.

Item 6.    Exhibits

Exhibit Number	Description
10.1	Amendment to Employment Agreement, dated May 18, 2009, between Richard A. Nowak and GAF Materials Corporation.
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILDING MATERIALS CORPORATION OF AMERICA
BUILDING MATERIALS MANUFACTURING CORPORATION

DATE: May 20, 2009	BY:	/s/ JOHN F. REBELE John F. Rebele Senior Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)
DATE: May 20, 2009	BY:	/s/ JAMES T. ESPOSITO James T. Esposito Vice President and Controller (Principal Accounting Officer)

QuickLinks

ADDITIONAL REGISTRANTS
Part I—FINANCIAL INFORMATION Item 1—FINANCIAL STATEMENTS
BUILDING MATERIALS CORPORATION OF AMERICA CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in Thousands)
BUILDING MATERIALS CORPORATION OF AMERICA CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
BUILDING MATERIALS CORPORATION OF AMERICA CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
BUILDING MATERIALS CORPORATION OF AMERICA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FAIR VALUE OF DERIVATIVE INSTRUMENTS (Millions)
Condensed Consolidating Statement of Operations First Quarter Ended April 5, 2009 (Thousands) (Unaudited)
Condensed Consolidating Statement of Operations First Quarter Ended March 30, 2008 (Thousands) (Unaudited)
Condensed Consolidating Balance Sheet April 5, 2009 (Thousands) (Unaudited)
Condensed Consolidating Balance Sheet December 31, 2008 (Thousands)
Condensed Consolidating Statement of Cash Flows First Quarter Ended April 5, 2009 (Thousands) (Unaudited)
Condensed Consolidating Statement of Cash Flows First Quarter Ended March 30, 2008 (Thousands) (Unaudited)
BUILDING MATERIALS CORPORATION OF AMERICA Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FAIR VALUE OF DERIVATIVE INSTRUMENTS (Millions)
BUILDING MATERIALS CORPORATION OF AMERICA Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4T. CONTROLS AND PROCEDURES
BUILDING MATERIALS CORPORATION OF AMERICA PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES