Form 10-Q
period 2009-07-05
BUILDING MATERIALS CORP OF AMERICA
filed 2009-08-19
CIK 927314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 5, 2009

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

As of August 19, 2009, 1,015,010 shares of Class A Common Stock, $.001 par value of the registrant were outstanding.  There is no trading market for the common stock of the registrant.  As of August 19, 2009, the additional registrant had the number of shares outstanding which is shown on the table below.  There is no trading market for the common stock of the additional registrant.  As of August 19, 2009, no shares of the registrant or the additional registrant were held by non-affiliates.

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

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in Thousands)

	Second Quarter Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2009	2008	2009	2008

Net sales	$696,274	$737,078	$1,357,094	$1,307,354
Costs and expenses:

Cost of products sold	442,047	515,877	871,471	940,792
Selling, general and administrative	95,521	125,689	197,177	231,498
Amortization of intangible assets	2,846	2,847	5,693	5,693
Restructuring and other expenses	6,963	6,364	18,314	27,189
Other (income) expense, net	(457)	400	755	1,408
Total costs and expenses, net	546,920	651,177	1,093,410	1,206,580
Income before interest expense and income taxes	149,354	85,901	263,684	100,774
Interest expense	(37,680)	(39,997)	(72,192)	(79,862)
Income before income taxes	111,674	45,904	191,492	20,912
Income tax expense	(41,594)	(18,103)	(69,435)	(8,156)
Net income	$70,080	$27,801	$122,057	$12,756

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	July 5,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Current Assets:
Cash and cash equivalents	$55,268	$37,037
Accounts receivable, trade, net	447,858	199,233
Accounts receivable, other	9,160	10,897
Inventories, net	182,838	348,449
Deferred income tax assets	59,474	39,324
Other current assets	12,924	17,072
Total Current Assets	767,522	652,012
Property, plant and equipment, net	640,447	655,269
Goodwill	653,921	653,644
Intangible assets, net	190,557	196,250
Income tax receivable from parent corporation	—	8,400
Other noncurrent assets	113,227	114,739
Total Assets	$2,365,674	$2,280,314

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$20,938	$20,596
Accounts payable	90,879	156,030
Payable to related parties	51,530	21,153
Loans payable to parent corporation	52,840	52,840
Accrued liabilities	195,186	134,341
Product warranty claims	16,200	16,200
Total Current Liabilities	427,573	401,160
Long-term debt	1,570,306	1,658,169
Product warranty claims	43,668	28,765
Deferred income tax liabilities	90,874	73,103
Other liabilities	196,456	198,973
Commitments and Contingencies — Note 13
Stockholders’ Equity (Deficit):
Series A Cumulative Redeemable Convertible Preferred Stock, $.01 par value per share; 400,000 shares authorized; no shares issued	—	—
Class A Common Stock, $.001 par value per share; 1,300,000 shares authorized; 1,015,010 shares issued and outstanding	1	1
Class B Common Stock, $.001 par value per share; 100,000 shares authorized; no shares issued	—	—
Loans receivable from parent corporation	(56,388)	(56,348)
Retained earnings	139,422	27,372
Accumulated other comprehensive loss	(46,238)	(50,881)
Total Stockholders’ Equity (Deficit)	36,797	(79,856)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,365,674	$2,280,314

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in Thousands)

	Six Months Ended
	July 5,	June 29,
	2009	2008

Cash and cash equivalents, beginning of period	$37,037	$6,324
Cash provided by (used in) operating activities:
Net income	122,057	12,756
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	35,655	35,690
Amortization of intangible and other assets	7,470	7,616
Restructuring and other expenses	21,368	44,119
Deferred income taxes	(5,225)	7,423
Noncash interest charges	10,411	4,505
Increase in working capital items	(100,015)	(237,736)
Increase in product warranty claims	14,903	2,304
Increase in other assets	(3,859)	(10,352)
Increase in other liabilities	150	3,252
Increase in net payable to related parties/parent corporations	39,122	24,102
Other, net	(1,218)	(6,728)
Net cash provided by (used in) operating activities	140,819	(113,049)
Cash used in investing activities:
Capital expenditures	(24,701)	(18,790)
Proceeds from sale of assets	—	6,651
Net cash used in investing activities	(24,701)	(12,139)
Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	293,000	531,000
Repayments of long-term debt	(375,980)	(285,508)
Purchase of industrial development revenue bond certificates issued by the Company	—	(4,800)
Principal repayments of capital leases	(4,660)	(4,194)
Distributions to parent corporation	(7)	—
Dividends to parent corporation	(10,000)	—
Loan to parent corporation	(40)	(69)
Financing fees and expenses	(200)	(576)
Net cash provided by (used in) financing activities	(97,887)	235,853
Net change in cash and cash equivalents	18,231	110,665
Cash and cash equivalents, end of period	$55,268	$116,989

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

(Continued on the following page)

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - (Continued)

(Dollars in Thousands)

	Six Months Ended
	July 5,	June 29,
	2009	2008
Supplemental Cash Flow Information:
Effect on cash from changes in working capital items:
Increase in accounts receivable trade and accounts receivable other	$(246,888)	$(303,996)
Decrease in income tax receivable	—	11,837
Decrease in inventories, net	163,120	33,395
(Increase) decrease in other current assets	4,148	(8,517)
Increase (decrease) in accounts payable	(65,151)	64,478
Increase in accrued liabilities	62,619	13,375
Payments for restructuring and other expenses	(17,863)	(48,308)
Net effect on cash from increase in working capital items	$(100,015)	$(237,736)

Cash paid during the period for:
Interest (net of amount capitalized of $258 and $313 in 2009 and 2008, respectively)	$68,004	$75,320

Income taxes (including Federal income taxes paid pursuant to a Tax Sharing Agreement of $28,050 and $0 in 2009 and 2008, respectively*)	$29,363	$660

* The amount paid for income taxes in 2008 excluded an $11.8 million Federal income tax receipt related to Elk.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  Formation of the Company

Building Materials Corporation of America (“BMCA” or the “Company”) was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation (“BHC”), which is a wholly-owned subsidiary of G-I Holdings Inc. (“G-I Holdings”).  G-I Holdings is a wholly-owned subsidiary of G Holdings Inc.  During the first quarter of 2007, BMCA acquired ElkCorp (“Elk”), a Dallas, Texas-based manufacturer of roofing products and building materials, resulting in Elk becoming an indirect wholly-owned subsidiary of BMCA.

The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at July 5, 2009, and the results of its operations for the second quarter and six-month periods ended and its cash flows for the six-month periods ended July 5, 2009 and June 29, 2008, respectively.  All adjustments are of a normal recurring nature, except for the restructuring and other expenses recorded in the Company’s statements of income for the six-month periods ended July 5, 2009 and June 29, 2008, respectively.  See Note 3.  Net sales of roofing products and specialty building products and accessories are generally seasonal in nature.  Accordingly, the results of operations and cash flows in the respective quarterly ended periods will vary depending on the time of the year. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009 (the “2008 Form 10-K”).

Note 2.  New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised in 2007) “Business Combinations” (“SFAS No. 141R”), which provides revised guidance on how an acquiring company should recognize and measure the identifiable assets acquired, liabilities assumed, any noncontrolling interests, and goodwill acquired in a business combination.  SFAS No. 141R also expands the required disclosures related to the nature and financial statement effects of business combinations and became effective on a prospective basis for business combinations completed in fiscal years beginning after December 15, 2008.  The Company adopted the provisions of SFAS No. 141R during its first quarter beginning January 1, 2009, and the adoption did not have any impact on the Company’s consolidated financial statements.  The effects of SFAS No. 141R on future reporting periods depend on the nature and significance of the business combination.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS No. 141(R)-1”).  FSP FAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 2.  New Accounting Pronouncements – (Continued)

value if fair value can be reasonably estimated.  If fair value cannot be reasonably estimated, the assets or liabilities would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”) and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”.  Furthermore, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R).  FSP FAS No. 141(R)-1 also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date.  For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5.  The Company adopted FSP FAS No. 141(R)-1 during its second quarter ended July 5, 2009, and the adoption did not have any impact on its consolidated financial statements.  The effects of FSP FAS No. 141(R)-1 on future reporting periods depend on the nature and significance of the business combination.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and is intended to improve financial reporting related to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The provisions of SFAS No. 161 became effective on a prospective basis for fiscal years beginning on or after November 15, 2008.  The Company adopted the disclosure provisions of SFAS No. 161 during its first quarter beginning January 1, 2009.  Since SFAS No. 161 requires only disclosures, there was no impact on the Company’s consolidated financial statements; however, refer to Note 7 for the required disclosures.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP FAS No. 142-3 became effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The Company adopted the provisions of FSP FAS No. 142-3 during its first quarter beginning January 1, 2009, and the adoption did not have any impact on its consolidated financial statements.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”), which provides additional guidance on an employers’ disclosures about plan assets of a defined benefit pension or other post retirement plan.  FSP FAS No. 132(R)-1 is effective for financial statements issued for fiscal

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 2.  New Accounting Pronouncements – (Continued)

years ending after December 15, 2009.  The Company will adopt the provisions of FSP FAS No. 132(R)-1 for its fiscal year beginning January 1, 2010, which will have no impact on the Company’s consolidated financial statements; however will require additional disclosures in the financial statements related to the assets held by its defined pension and postretirement plans.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”).  According to the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of the transaction or quoted prices is required, and a significant adjustment to the transaction or quoted prices may be deemed necessary to estimate the fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  FSP FAS No. 157-4 is effective on a prospective basis for interim and annual periods ending after June 15, 2009.  The Company adopted the provisions of FSP FAS No. 157-4 for its second quarter ended July 5, 2009, and the adoption did not have any impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1”).  FSP FAS No. 107-1 amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” by requiring an entity to provide disclosures about fair value measurements of financial instruments in interim financial information.  FSP FAS No. 107-1 is effective on a prospective basis for interim and annual periods ending after June 15, 2009.  The Company adopted the required disclosure provisions in its second quarter ended July 5, 2009.  Since FSP FAS No. 107-1 only requires additional disclosures, there was no impact on the Company’s consolidated financial statements; however, refer to Note 8 for the required disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted SFAS No. 165 during its second quarter ended July 5, 2009.  The Company evaluated subsequent events through the time of filing its consolidated financial statements with the SEC on August 19, 2009, and noted there was no impact on its consolidated financial statements.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 2.  New Accounting Pronouncements – (Continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”), which is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 166 requires entities to provide more detailed information about transfers of financial assets, including securitization transactions and risks related to transferred financial assets.  SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The Company will adopt the provisions of SFAS No. 166 during its first quarter beginning January 1, 2010 and does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”.  SFAS No. 167 eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The Company will adopt the provisions of SFAS No. 167 during its first quarter beginning January 1, 2010.  The Company does not expect the adoption of SFAS No. 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162” (“SFAS No. 168”).  The FASB Accounting Standards Codification (“the Codification”), which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature.  The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP.  All other literature is considered non-authoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will adopt the provisions of SFAS No. 168 during its third quarter ending October 4, 2009.  There will be no change to the Company’s consolidated financial statements due to the adoption of SFAS No. 168.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 3.  Restructuring and Other Expenses

The Company initiated a restructuring plan (the “2007 Restructuring Plan”), which it formulated in connection with the Company’s acquisition of Elk.  The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the acquisition of Elk and to reduce the Company’s overall cost structure.  The 2007 Restructuring Plan has been fully implemented as of December 31, 2008.  The Company accounts for its restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF No. 96-9 “Classification of Inventory Markdowns and Other Costs Associated with Restructuring”.

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

The Company recorded $73.2 million of the overall identified restructuring and other expenses in its statement of income during its fiscal year ended December 31, 2008, of which $6.1 million was reflected as a reduction in net sales due to restructuring-related sales discounts, $26.9 million was charged to cost of products sold and $40.2 million was charged to restructuring and other expenses.

Six-Months Ended July 5, 2009 Restructuring and Other Expenses

In February 2009, the Company announced the temporary shutdown of two manufacturing facilities, one in Shafter, California and the other in Nashville, Tennessee as a result of weaker demand.  As a result of these actions and other charges related

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 3.  Restructuring and Other Expenses – (Continued)

to the acquisition of Elk, the Company identified an additional $21.2 million of restructuring and other expenses in its six months ended July 5, 2009, which included $15.0 million of plant closing expenses, $1.3 million in employee severance payments and $4.9 million in integration-related expenses.  Integration-related expenses primarily consisted of $3.1 million of inventory write-downs and $1.8 million of other integration expenses.

The Company recorded $21.4 million of the overall restructuring and other expenses in its statement of income in the six-month period ended July 5, 2009, of which $3.1 million was charged to cost of products sold and $18.3 million was charged to restructuring and other expenses.  The Company expects to incur the remaining $1.6 million of identified integration and other expenses and make the remaining cash payments related to its accrual when they are required.

The table below details the Company’s restructuring and other expense accruals and charges made against the accrual during its six months ended July 5, 2009:

Restructuring and Other Expenses	Plant Closing Expenses	Employee Severance Payments	Integration Expenses	Total
	(Thousands)

Beginning balance, as of December 31, 2008	$3,452	$—	$5,205	$8,657

Current period costs, net	15,053	1,262	5,053	21,368

Cash payments	(11,853)	(1,262)	(4,748)	(17,863)

Amount charged to property, plant and equipment for asset write-down	(2,882)	—	(387)	(3,269)

Amount charged to write-off inventory	—	—	(1,219)	(1,219)

Non-cash items	—	—	(141)	(141)
Ending balance, as of July 5, 2009	$3,770	$—	$3,763	$7,533

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 4.  Comprehensive Income

The table below reconciles the Company’s net income to comprehensive income for the second quarter and six-month periods ended July 5, 2009 and June 29, 2008, respectively:

	Second Quarter Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2009	2008	2009	2008
	(Thousands)
Net income	$70,080	$27,801	$122,057	$12,756
Other comprehensive income, net of tax:
Derivative fair value adjustment - interest rate swaps, net of tax of ($2,748) and ($13,277) for the three-month periods ended July 5, 2009 and June 29, 2008, respectively, and ($2,701) and ($1,382) for the six-month periods ended July 5, 2009 and June 29, 2008, respectively	4,483	21,661	4,408	2,255

Derivative fair value adjustment-treasury locks, net of tax of ($72) and ($72) for the three-month periods ended July 5, 2009 and June 29, 2008, respectively, and ($144) and ($144) for the six-month periods ended July 5, 2009 and June 29, 2008, respectively	118	118	235	235
Comprehensive income	$74,681	$49,580	$126,700	$15,246

Note 5.  Inventories

Inventories consisted of the following as of July 5, 2009 and December 31, 2008, respectively:

	July 5,	December 31,
	2009	2008
	(Thousands)
Finished goods	$147,266	$271,373
Work-in process	14,226	41,225
Raw materials and supplies	84,876	94,381
Total	246,368	406,979
Less LIFO reserve	(63,530)	(58,530)
Inventories, net	$182,838	$348,449

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 6.  Long-Term Debt

Long-term debt consists of the following at July 5, 2009 and December 31, 2008:

	July 5, 2009	December 31, 2008
	(Thousands)

7 3/4% Senior Notes due 2014	$250,456	$250,500
Borrowings under the Senior Secured Revolving Credit Facility	—	76,000
Term Loan	950,897	955,670
Junior Lien Term Loan	325,000	325,000
Obligations under capital leases	51,296	55,956
Industrial development revenue bond	2,730	2,820
Chester Loan	3,481	5,126
Other notes payable	7,384	7,693
Total	1,591,244	1,678,765
Less current maturities	(20,938)	(20,596)
Long-term debt less current maturities	$1,570,306	$1,658,169

As of July 5, 2009, the Company had total outstanding consolidated indebtedness of $1,644.1 million, which included $52.8 million of demand loans to its parent corporation and $20.9 million that matures prior to the end of the second quarter of 2010.  The Company anticipates funding these obligations principally from its cash and cash equivalents on hand, cash flow from operations and/or borrowings under its $600.0 million Senior Secured Revolving Credit Facility (the “Senior Secured Revolving Credit Facility”).

As of July 5, 2009, the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility, the $975.0 million Term Loan Facility (the “Term Loan”), the $325.0 million Junior Lien Term Loan Facility (the “Junior Lien Term Loan” and collectively with the Senior Secured Revolving Credit Facility and the Term Loan the “Senior Secured Credit Facilities”) and the indenture governing its 7 3/4% Senior Notes due 2014 (the “Senior Notes”).  As of July 5, 2009, the net book value of the collateral securing the Senior Secured Revolving Credit Facility Collateral (as defined in the Senior Secured Revolving Credit Facility) and the Term Loan Collateral (as defined in the Term Loan) was $774.1 and $1,647.9 million, respectively.

At July 5, 2009, the Company had outstanding letters of credit of approximately $43.1 million, which included approximately $10.6 million of standby letters of credit related to certain obligations of G-I Holdings.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 7.  Derivative and Hedging Transactions

Hedging Strategy

The Company is exposed to the impact of variable interest rate fluctuations on certain of its debt financings; however, the Company limits its variable interest rate exposure through the use of derivative instruments, which reduce the risk of interest rate fluctuations related to the Company’s debt.  As a result of the use of derivative instruments, the Company has exposure to the risk that its counterparties to derivative contracts will fail to meet their contractual obligations.  In order to mitigate its counterparty credit risk, the Company enters into derivative contracts with selected major financial institutions.  The Company’s policies and procedures for mitigating counterparty credit risk on derivative transactions include reviewing and establishing limits for credit exposure with each financial institution and a continuous assessment of the creditworthiness of each counterparty.  The right of set-off that exists under certain of these derivative contracts enables the Company, subject to each derivative contract, to net amounts due to and from the counterparty reducing the maximum loss from credit risk in the event of counterparty default.

Interest Rate Swap Agreements

In March 2007, the Company entered into forward-starting interest rate swap agreements (“swaps”) with an effective date of April 23, 2007 and a maturity date of April 23, 2012.  These swaps were initiated in order to hedge the variable interest rate risk associated with the Company’s Term Loan, and they are structured that the Company receives interest based on the three-month Eurodollar rate (“LIBOR”) and pay interest on a fixed rate basis.  In October 2007, the Company entered into additional interest rate swaps related to its Term Loan with an effective date of October 23, 2007 and a maturity date of October 23, 2012 under similar terms.

On April 23, 2009, the Company exercised its option under its Term Loan to change the interest rate for its LIBOR advances from three-month to one-month LIBOR.  The Company continued to receive three-month LIBOR and pay fixed rate interest under its swap agreements.  The election of one-month LIBOR on its Term Loan resulted in the Company de-designating its original swap hedging relationship and subsequently re-designating a new swap hedging relationship for its Term Loan.  As a result of the election, the Company recognized a $1.1 million loss related to swap ineffectiveness as a component of interest expense during the second quarter ended July 5, 2009.  In addition, as a result of this election, the Company recognized $4.9 million of interest expense due to the straight—line amortization of the unrealized losses remaining in accumulated other comprehensive income/loss (“OCI”) at April 23, 2009.  The remaining amount of unrealized losses at July 5, 2009 will be amortized over the remaining life of the original swaps.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 7.  Derivative and Hedging Transactions – (Continued)

The Company continues to account for its new swap hedging relationship in accordance with SFAS No. 133, and as such its swaps are treated as cash flow hedges.  The Company swaps are measured each period using the hypothetical derivative method in accordance with SFAS No. 133, which requires the Company’s actual swaps liability to be recorded at fair value, and OCI to reflect the lesser of either the cumulative change in the fair value of the actual swap or the cumulative change in the fair value of the hypothetical swap (the “perfect swap”).  In any given period, to the extent the cumulative change in the fair value of the actual swap is greater than the cumulative change in the fair value of the perfect swap, the difference would be recognized as ineffectiveness as a component of interest expense in the Company’s statement of income.  As of July 5, 2009, due to amortization, ineffectiveness and accrued swap interest, the Company estimated that during the twelve months ending July 2010, approximately $36.0 million of unrealized losses will be reclassified from OCI and recognized as a component of interest expense in its statement of income, subject to changes in the LIBOR rate.

The Company values its interest rate swap agreements based on SFAS No. 157 Level 2 inputs from model-derived valuations whose significant inputs are quoted LIBOR contracts, Eurodollar futures and on-the-run swap markets.  SFAS No. 157 requires that the valuation of derivative assets and liabilities must take into account the parties’ nonperformance risk.  The Company discounted the value of its derivative liabilities based on the credit spread for its debt as determined by the market trading price.  See Note 8, Fair Value Measurements.

Treasury Lock Agreements

In July 2007, the Company entered into treasury lock agreements (“treasury locks”) with a maturity date of July 31, 2012, as additional hedging instruments related to its Term Loan.  On October 30, 2007, the Company settled its open treasury lock hedging positions, which resulted in a pre-tax fair value loss and cash settlement of approximately $4.9 million, which is being amortized into its statement of income over the life of the Term Loan pursuant to the requirements of SFAS No. 133.  During the second quarter ended July 5, 2009 and June 29, 2008, the Company amortized $0.2 and $0.2 million, respectively, of the loss related to its treasury locks into interest expense in its statement of income and during its six-month periods ended July 5, 2009 and June 29, 2008, the Company amortized $0.4 and $0.4 million, respectively.  The Company will amortize $0.8 million annually related to this loss through July 2012.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 7.  Derivative and Hedging Transactions – (Continued)

The following table sets forth the classification and fair values of the Company’s derivative instruments at July 5, 2009:

FAIR VALUE OF DERIVATIVE INSTRUMENTS

(Millions)

Description	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133:

Fixed-income interest rate swap agreements	Other non—current liabilities	$69.3

The amount included in OCI, net of tax, related to the Company’s derivative liability at July 5, 2009 and December 31, 2008 was $39.3 and $43.7 million, respectively.

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the three months ended July 5, 2009:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Millions)

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships:

Fixed-income interest rate swap agreements	$4.5	Interest Expense	$(13.3)	Interest Expense	$(1.1)

Treasury lock contracts	—	Interest Expense	(0.2)	—	—

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 7.  Derivative and Hedging Transactions – (Continued)

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the six months ended July 5, 2009:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Millions)

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships:

Fixed-income interest rate swap agreements	$4.4	Interest Expense	$(20.5)	Interest Expense	$(1.1)

Treasury lock contracts	—	Interest Expense	(0.4)	—	—

As of July 5, 2009, the Company did not have any derivatives not designated as hedging instruments according to SFAS No. 133.

Note 8.  Fair Value Measurements

Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, interest rate swaps, short and long-term debt and lease obligations.  The Company’s interest rate swaps are recorded at fair value, while other financial instruments in the Company’s consolidated balance sheet have carrying values that approximate fair value.  In the absence of quoted market prices, considerable judgment is required in developing estimates of fair value.  The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 8.  Fair Value Measurements – (Continued)

The following table details the carrying and fair values of the Company’s Term Loan, Junior Lien Term Loan and Senior Notes at July 5, 2009 and December 31, 2008.  Fair values are based upon quoted market prices as follows:

	July 5, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Thousands)
Senior Notes	$250,456	$222,500	$250,500	$155,000
Term Loan	950,897	839,167	955,670	573,402
Junior Lien Term Loan	325,000	261,625	325,000	162,500

The following table sets forth information regarding the Company’s financial instruments that are measured at fair value as of July 5, 2009, consistent with the fair value hierarchy provision of SFAS No. 157:

	Total Measured at Fair Value	Quoted Market Prices In Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Liabilities:
Fixed-income interest rate swap agreements	$69.3	$—	$69.3	$—
Total liabilities	$69.3	$—	$69.3	$—

During the first quarter of 2009, the Company adopted FSP FAS No. 157-2, “Partial Deferral to the Effective Date of Statement 157,” which deferred the application of SFAS No. 157 for certain non-financial assets and non-financial liabilities.  Upon adoption, the Company did not have any non-financial assets or liabilities that were recognized or measured at fair value on a recurring basis, therefore there was no impact on the Company’s results of operations.

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

duration covering most of its commercial roofing products.  Most of the Company’s specialty building products and accessories carry limited warranties for periods generally ranging from 5 to 20 years, with lifetime limited warranties on certain products.  The accrual for product warranty claims consists of the following for the second quarter and six-month periods ended July 5, 2009 and June 29, 2008, respectively:

	Second Quarter Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2009	2008	2009	2008
	(Thousands)

Beginning balance	$47,951	$46,315	$44,965	$44,724
Charged to cost of products sold	18,448	5,134	25,955	9,899
Payments/deductions	(6,531)	(4,421)	(11,052)	(7,595)
Ending balance	$59,868	$47,028	$59,868	$47,028

The Company offers extended warranty contracts on sales of its commercial roofing products.  The lives of these commercial warranties range from 10 to 25 years.  In addition, the Company offers enhanced warranties on certain of its residential roofing products.  These enhanced warranties are the “Golden Pledge™” and “Peace of Mind™” warranty programs.  All revenue for the sale of these warranty programs is deferred and amortized on a straight-line basis over the average life of these warranty programs, which is in accordance with the accounting prescribed by FASB Technical Bulletin No. 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”  Incremental direct costs associated with the acquisition of the extended warranty contracts are capitalized and amortized on a straight-line basis over the average life of these warranty programs.  Current costs of services performed related to claims paid under these warranty programs are expensed as incurred.  The analysis of these warranty programs as of July 5, 2009 indicated that deferred revenue is in excess of deferred costs and accordingly, no loss was recognized.  However, if the total expected costs of providing services under these warranty programs exceed deferred revenues less deferred costs, then a loss would be recognized.

At July 5, 2009 and June 29, 2008, the Company had deferred revenue of $79.0 and $73.0 million, of which $10.9 and $8.6 million is included in other current liabilities and $68.1 and $64.4 million is included in other liabilities, respectively.  At July 5, 2009 and June 29, 2008, the Company also had deferred costs of $54.9 and $51.5 million, of which $7.2 and $5.5 million is included in other current assets and $47.7 and $46.0 million is included in other assets, respectively.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 10.  Benefit Plans

Defined Benefit Plans

The Company provides a noncontributory defined benefit retirement plan for certain hourly and salaried employees (the “Retirement Plan”).  Benefits under this plan are based on stated amounts for each year of service.  The Company’s funding policy is consistent with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

The Company’s net periodic pension cost for the Retirement Plan included the following components for the second quarter and six-month periods ended July 5, 2009 and June 29, 2008, respectively:

	Second Quarter Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2009	2008	2009	2008
	(Thousands)

Service cost	$351	$430	$702	$860
Interest cost	643	610	1,285	1,221
Expected return on plan assets	(792)	(792)	(1,584)	(1,584)
Amortization of unrecognized prior service cost	2	4	4	7
Amortization of net losses from earlier periods	179	105	359	210
Net periodic pension cost	$383	$357	$766	$714

As of July 5, 2009, the Company expected to make pension contributions of $4.2 million to the Retirement Plan in 2009, which is consistent with its expectations as of December 31, 2008.  The Company made Retirement Plan contributions of $1.0 million during its first six months of 2009.

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

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 10.  Benefit Plans – (Continued)

Net periodic postretirement benefit included the following components for the second quarter and six-month periods ended July 5, 2009 and June 29, 2008, respectively:

	Second Quarter Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2009	2008	2009	2008
	(Thousands)

Service cost	$3	$4	$5	$7
Interest cost	27	29	55	58
Amortization of unrecognized prior service cost	(143)	(142)	(285)	(285)
Amortization of net gains from earlier periods	(53)	(57)	(106)	(113)
Net periodic postretirement benefit	$(166)	$(166)	$(331)	$(333)

As of July 5, 2009, the Company expected to make aggregate benefit claim payments of approximately $0.2 million during 2009, which are related to postretirement life insurance expenses. This is consistent with the Company’s expectations as of December 31, 2008.

Note 11.  2001 Long-Term Incentive Plan

Incentive units granted under the 2001 Long-Term Incentive Plan (the “2001 LTIP”) are valued at Book Value (as defined in the 2001 LTIP) or the value of such incentive units specified at the date of grant.  Increases or decreases in the Book Value of those incentive units result in a change in the measure of compensation for the award.  Compensation expense for the Company’s incentive units was $6.5 and $0.8 million for the second quarter ended July 5, 2009 and June 29, 2008, respectively, and $13.4 and $1.2 million for the six-month periods ended July 5, 2009 and June 29, 2008, respectively.  At July 5, 2009 and December 31, 2008, the 2001 LTIP liability amounted to $24.7 and $12.9 million, respectively, and was included in accrued liabilities.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 11.  2001 Long-Term Incentive Plan – (Continued)

The following is a summary of activity for incentive units related to the 2001 LTIP:

	Six Months Ended	Year-to-Date
	July 5,	December 31,
	2009	2008

Incentive Units outstanding, beginning of period	90,468	99,120
Granted	725	17,375
Exercised	(5,910)	(18,686)
Forfeited	(2,385)	(7,341)
Incentive Units outstanding, end of period	82,898	90,468
Vested Units outstanding, end of period	45,462	33,702

The initial value of each of the 725 incentive units granted on January 1, 2009 was $706.88.  The initial value of each of the 17,000 incentive units granted on January 1, 2008 was $592.01 and the 375 incentive units granted on October 1, 2008 was $687.97.

Note 12.  Related Party Transactions

The Company makes loans to, and borrows from, its parent corporations from time to time at prevailing market interest rates.  As of July 5, 2009 and June 29, 2008, BMCA Holdings Corporation owed the Company $56.4 and $56.3 million, including interest of $1.1 and $1.0 million, respectively, and the Company owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively, with no unpaid interest.  Interest income on the Company’s loans to BMCA Holdings Corporation amounted to $0.6 and $0.8 million during the second quarter ended July 5, 2009 and June 29, 2008, respectively, and $1.2 and $1.8 million during the six-month periods ended July 5, 2009 and June 29, 2008, respectively.  Interest expense on the Company’s loans from BMCA Holdings Corporation amounted to $0.6 and $0.8 million during the second quarter ended July 5, 2009 and June 29, 2008, respectively, and $1.1 and $1.8 million during the six-month periods ended July 5, 2009 and June 29, 2008, respectively.  Loans payable to/receivable from its parent corporations are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Credit Facilities and the Senior Notes.  Under the terms of the Senior Secured Revolving Credit Facility and the indenture governing the Company’s Senior Notes at July 5, 2009, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 12.  Related Party Transactions – (Continued)

The Company has a management agreement (the “Management Agreement”) with ISP Management Company, Inc., a subsidiary of International Specialty Products Inc. (which, together with its subsidiaries, is referred to as “ISP”), an affiliate, to provide the Company with certain management services.  Based on services provided to the Company in 2009 under the Management Agreement, the aggregate amount payable to ISP Management Company, Inc. under the Management Agreement for 2009, inclusive of the services provided to G-I Holdings, is not yet available; however, it is currently estimated to be similar to the $7.3 million paid in 2008.  The Company does not expect any changes to the Management Agreement to have a material impact on the Company’s results of operations.

The Company and its subsidiaries purchased a substantial portion of their headlap roofing granules, colored roofing granules and algae-resistant granules, on a purchase order basis, from ISP Minerals Inc. (“ISP Minerals”), an affiliate of BMCA and ISP.  The amount of mineral products purchased each year on this basis is based on current demand and is not subject to minimum purchase requirements.  For the second quarter ended July 5, 2009 and June 29, 2008, the Company and its subsidiaries purchased $12.0 and $12.3 million, respectively, of roofing granules, and for the six-month periods ended July 5, 2009 and June 29, 2008, the Company purchased $23.5 and $19.5 million, respectively, of roofing granules under this arrangement.

In addition to the granules products purchased by the Company, under the above-referenced purchase order basis the balance of its granules purchased from ISP Minerals is purchased under a contract expiring in 2013.  The amount of mineral products purchased each year under the contract is based on current demand and is not subject to minimum purchase requirements.  Under the contract, for the second quarter ended July 5, 2009 and June 29, 2008, the Company purchased $13.9 and $22.8 million, respectively, of roofing granules, and for the six-month periods ended July 5, 2009 and June 29, 2008, the Company purchased $32.0 and $41.9 million of roofing granules, respectively.

In February 2009 and March 2009, after giving effect to the most restrictive of the aforementioned debt covenant restrictions, the Company declared and paid cash dividends of $5.0 and $5.0 million, respectively, to its parent corporation.

Included in noncurrent assets as a tax receivable from parent corporation on the Company’s consolidated balance sheet is $8.4 million at December 31, 2008, representing amounts paid in excess of amounts due to G-I Holdings with respect to 2006 under the Tax Sharing Agreement.  The Company utilized the remaining receivable balance at December 31, 2008 during its first quarter of 2009.  Included in current liabilities as a payable to related parties on the Company’s consolidated balance sheet at July 5, 2009 is $30.4 million, representing a tax payable due to G-I Holdings under the

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 12.  Related Party Transactions – (Continued)

Tax Sharing Agreement.  These amounts are included in the net payable to related parties/parent corporations in the consolidated statements of cash flows.

Note 13.  Contingencies

In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities of its indirect parent, G-I Holdings, for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber contained in products sold by G-I Holdings or its predecessors (“Asbestos Claims”).  As of March 30, 1997, the Company paid all of its assumed liabilities for Asbestos Claims.  G-I Holdings has agreed to indemnify the Company against any other existing or future Asbestos Claims if asserted against the Company.  In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims.  Most Asbestos Claims do not specify the amount of damages sought, and the value of the Asbestos Claims asserted against G-I Holdings is a contested issue in that bankruptcy, which remains pending.

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

On or about February 8, 2001, the creditors’ committee filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and the Company.  The complaint requests substantive consolidation of BMCA with G-I Holdings or an order directing G-I Holdings to cause BMCA to file for bankruptcy protection.  The plaintiffs also filed for interim relief absent the granting of their requested relief described above.  On March 21, 2001, the Bankruptcy Court denied plaintiffs’ application for interim relief.  In November 2002, the creditors’ committee, joined in by the legal representative of present and future holders of asbestos-related claims, filed a motion for appointment of a trustee in the G-I Holdings’ bankruptcy.  In December 2002, the Bankruptcy Court denied the motion.  The creditors’ committee appealed the ruling to the United States District Court, which denied the appeal on June 27, 2003.  The creditors’ committee appealed the denial to the Third Circuit Court of Appeals, which denied the appeal on September 24, 2004.  The creditors’ committee filed a petition with the Third Circuit Court of Appeals for a rehearing of its denial of the creditors’ committee’s appeal, which was denied by the Court of Appeals on October 26, 2004.

On July 7, 2004, the Bankruptcy Court entered an order authorizing the creditors’ committee to commence an adversary proceeding against the Company and others challenging, as a fraudulent conveyance, certain transactions entered into in connection with the Company’s formation in 1994, in which G-I Holdings caused to be transferred to the Company all of its roofing business and assets and in which the Company assumed certain liabilities relating to those assets, including a specified amount of liabilities for Asbestos Claims (the “1994 transaction”).  The Bankruptcy Court also permitted the creditors’ committee to pursue a claim against holders of the Company’s bank and bond debt outstanding in 2000, seeking recovery from them, based on the creditors’ committee’s theory that the 1994 transaction was a fraudulent conveyance.  On July 20, 2004, the creditors’ committee appealed certain aspects of the Bankruptcy Court’s order (and a June 8, 2004 decision upon which the order was based).  G-I Holdings, the holders of the Company’s bank and bond debt and BMCA cross-appealed.  The District Court entered an order on June 21, 2006 affirming in part and vacating in part the Bankruptcy Court’s July 7, 2004 order.  Among other things, the District Court vacated that aspect of the Bankruptcy Court’s order authorizing the creditors’ committee to pursue avoidance claims against the Company and the holders of the Company’s bank

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 13.  Contingencies – (Continued)

and bond debt as of 2000.  This issue has been remanded to the Bankruptcy Court for further proceedings consistent with the District Court’s opinion.  By order dated August 22, 2008, the Bankruptcy Court stayed this authorization proceeding and other adversary proceedings effective upon the filing of a Joint Plan of Reorganization by G-I Holdings, the creditors’ committee and the legal representative of present and future holders of asbestos-related claims.  The Company believes the creditors’ committee’s avoidance claims are without merit and, in the event the stay is terminated, the Bankruptcy Court should not permit the creditors’ committee to pursue such claims against the Company and the holders of its bank and bond debt as of 2000.

The Company has been advised by G-I Holdings that on August 12, 2008, G-I Holdings reached an agreement with the creditors’ committee and the legal representative of present and future holders of asbestos-related claims to jointly file a plan of reorganization with the Bankruptcy Court that will provide for settlement of Asbestos Claims and all related litigation.  The agreement is subject to a number of contingencies, but if the contingencies are met and the reorganization plan is confirmed, all of the actions described above will be resolved.  If the bankruptcy is not resolved, the Company and G-I Holdings intend to vigorously defend all litigations related thereto.  A Joint Plan of Reorganization of G-I Holdings was filed with the Bankruptcy Court on August 21, 2008, and a First Amended Joint Plan of Reorganization of G-I Holdings was filed with the Bankruptcy Court on October 30, 2008.  G-I Holdings filed with the Bankruptcy Court a Second Amended Joint Plan of Reorganization of G-I Holdings on December 3, 2008, a Third Amended Joint Plan of Reorganization of G-I Holdings on July 2, 2009, and a Fourth Amended Joint Plan of Reorganization of G-I Holdings on July 28, 2009.

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

Tax Claims Against G-I Holdings

On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the “IRS”) of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhône-Poulenc Surfactants and Specialties, L.P. (the

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 13.  Contingencies – (Continued)

“surfactants partnership”), a partnership in which G-I Holdings held an interest.  On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings’ bankruptcy.  If such proof of claim is sustained for years in which the Company was part of the G-I Holdings tax group, the Company and/or certain of the Company’s subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings could be severally liable for those taxes and interest.  G-I Holdings has filed an objection to the proof of claim, which is the subject of an adversary proceeding pending in the United States District Court for the District of New Jersey.  By opinion and order dated September 8, 2006, the District Court ruled on the parties’ respective motions for Partial Summary Judgment, granting the government summary judgment on the issue of “adequate disclosure” for statute of limitation purposes and denying G-I Holdings summary judgment on its other statute of limitations defense (finding material issues of fact that must be tried).  If the IRS were to prevail for the years in which the Company and/or certain of its subsidiaries were not part of the G-I Holdings tax group, the Company nevertheless could be liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings’ ability to satisfy its tax liabilities and the application of tax credits and deductions.  In an opinion dated June 8, 2007, the District Court decided that G-I Holdings cannot avail itself of the “binding contract” transitional relief with respect to the 1999 distribution of U.S. Treasury Bonds to G-I Holdings.  The Company believes that it will not be required to pay any incremental income tax to the Federal government with respect to this matter and that its ultimate disposition will not have a material adverse effect on its business, financial position or results of operations.

For a further discussion with respect to the history of the foregoing litigation, and asbestos-related matters, see Notes 8, 9, 12, and 18 to the consolidated financial statements contained in the Company’s 2008 Form 10-K.

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

Other Contingencies

In the ordinary course of business, the Company has several supply agreements that include minimum annual purchase requirements.  In the event these purchase requirements are not met, the Company may be required to make payments under these supply agreements.  There have been no material changes to these contracts in the first six months of 2009.

Note 14.  Guarantor Financial Information

At July 5, 2009, more than one of the Company’s subsidiaries, each of which is wholly-owned by the Company, were guarantors under the Company’s Senior Secured Credit Facilities and the indenture governing the Senior Notes.  These guarantees are full, unconditional and joint and several.  In 2007, BMCA Acquisition Inc., the direct parent of Elk, and Elk, as a result of its merger with BMCA Acquisition Sub, became co-obligors on the Senior Secured Credit Facilities.

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

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 14.  Guarantor Financial Information — (Continued)

Condensed Consolidating Statement of Operations

Second Quarter Ended July 5, 2009

(Thousands)

(Unaudited)

	Parent	Co-Obligor	Guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$668,459	$5,705	$22,110	$—	$696,274
Intercompany net sales	—	134,174	1,013,985	(1,148,159)	—
Total net sales	668,459	139,879	1,036,095	(1,148,159)	696,274

Costs and expenses:
Cost of products sold	596,336	139,377	854,493	(1,148,159)	442,047
Selling, general and administrative	54,791	4,893	35,837	—	95,521
Amortization of intangible assets	—	2,846	—	—	2,846
Restructuring and other expenses	—	1,201	5,762	—	6,963
Other (income) expense, net	(757)	(176)	476	—	(457)
Total costs and expenses, net	650,370	148,141	896,568	(1,148,159)	546,920

Income (loss) before equity in earnings of subsidiaries, interest expense and income taxes	18,089	(8,262)	139,527	—	149,354

Equity in earnings of subsidiaries	70,685	—	—	(70,685)	—
Interest expense	(19,057)	(8,527)	(10,096)	—	(37,680)
Income (loss) before income taxes	69,717	(16,789)	129,431	(70,685)	111,674
Income tax (expense) benefit	363	6,280	(48,237)	—	(41,594)
Net income (loss)	$70,080	$(10,509)	$81,194	$(70,685)	$70,080

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 14.  Guarantor Financial Information — (Continued)

Condensed Consolidating Statement of Operations

Second Quarter Ended June 29, 2008

(Thousands)

(Unaudited)

	Parent	Co-Obligor	Guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$702,430	$11,297	$23,351	$—	$737,078
Intercompany net sales	—	186,126	1,078,865	(1,264,991)	—
Total net sales	702,430	197,423	1,102,216	(1,264,991)	737,078

Costs and expenses:
Cost of products sold	610,324	196,432	974,112	(1,264,991)	515,877
Selling, general and administrative	74,096	9,224	42,369	—	125,689
Amortization of intangible assets	—	2,847	—	—	2,847
Restructuring and other expenses	—	842	5,522	—	6,364
Other (income) expense, net	64	(1)	337	—	400
Total costs and expenses, net	684,484	209,344	1,022,340	(1,264,991)	651,177

Income (loss) before equity in earnings of subsidiaries, interest expense and income taxes	17,946	(11,921)	79,876	—	85,901

Equity in earnings of subsidiaries	31,957	—	—	(31,957)	—
Interest expense	(24,599)	(5,143)	(10,255)	—	(39,997)
Income (loss) before income taxes	25,304	(17,064)	69,621	(31,957)	45,904
Income tax (expense) benefit	2,497	6,545	(27,145)	—	(18,103)
Net income (loss)	$27,801	$(10,519)	$42,476	$(31,957)	$27,801

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 14. Guarantor Financial Information — (Continued)

Condensed Consolidating Statement of Operations

Six Months Ended July 5, 2009

(Thousands)

(Unaudited)

	Parent	Co-Obligor	Guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$1,307,009	$11,223	$38,862	$—	$1,357,094
Intercompany net sales	—	268,495	1,977,513	(2,246,008)	—
Total net sales	1,307,009	279,718	2,016,375	(2,246,008)	1,357,094

Costs and expenses:
Costs of products sold	1,161,590	276,035	1,679,854	(2,246,008)	871,471
Selling, general and administrative	112,119	10,369	74,689	—	197,177
Amortization of intangible assets	—	5,693	—	—	5,693
Restructuring and other expenses	—	2,001	16,313	—	18,314
Other (income) expense, net	(61)	(168)	984	—	755
Total costs and expenses, net	1,273,648	293,930	1,771,840	(2,246,008)	1,093,410

Income (loss) before equity in earnings of subsidiaries, interest expense and income taxes	33,361	(14,212)	244,535	—	263,684

Equity in earnings of subsidiaries	123,280	—	—	(123,280)	—
Interest expense	(35,280)	(16,515)	(20,397)	—	(72,192)
Income (loss) before income taxes	121,361	(30,727)	224,138	(123,280)	191,492
Income tax (expense) benefit	696	11,141	(81,272)	—	(69,435)
Net income (loss)	$122,057	$(19,586)	$142,866	$(123,280)	$122,057

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 14.  Guarantor Financial Information — (Continued)

Condensed Consolidating Statement of Operations

Six Months Ended June 29, 2008

(Thousands)

(Unaudited)

	Parent	Co-Obligor	Guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$1,248,382	$21,437	$37,535	$—	$1,307,354
Intercompany net sales	—	337,293	1,945,659	(2,282,952)	—
Total net sales	1,248,382	358,730	1,983,194	(2,282,952)	1,307,354

Costs and expenses:
Cost of products sold	1,084,174	355,259	1,784,311	(2,282,952)	940,792
Selling, general and administrative	132,819	16,900	81,779	—	231,498
Amortization of intangible assets	—	5,693	—	—	5,693
Restructuring and other expenses	—	2,424	24,765	—	27,189
Other expense, net	683	59	666	—	1,408
Total costs and expenses, net	1,217,676	380,335	1,891,521	(2,282,952)	1,206,580

Income (loss) before equity in earnings of subsidiaries, interest expense and income taxes	30,706	(21,605)	91,673	—	100,774

Equity in earnings of subsidiaries	24,248	—	—	(24,248)	—
Interest expense	(49,545)	(9,199)	(21,118)	—	(79,862)
Income (loss) before income taxes	5,409	(30,804)	70,555	(24,248)	20,912
Income tax (expense) benefit	7,347	12,014	(27,517)	—	(8,156)
Net income (loss)	$12,756	$(18,790)	$43,038	$(24,248)	$12,756

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 14.  Guarantor Financial Information — (Continued)

Condensed Consolidating Balance Sheet

July 5, 2009

(Thousands)

(Unaudited)

	Parent	Co-Obligor	Guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$55,023	$49	$196	$—	$55,268
Accounts receivable, trade, net	428,634	4,649	14,575	—	447,858
Accounts receivable, other	3,136	69	5,955	—	9,160
Inventories, net	—	50,565	132,273	—	182,838
Deferred income tax assets	59,474	—	—	—	59,474
Other current assets	7,625	856	4,443	—	12,924
Total Current Assets	553,892	56,188	157,442	—	767,522

Investment in subsidiaries	1,750,626	—	—	(1,750,626)	—
Intercompany loans including accrued interest	1,856,966	(1,074,763)	(782,203)	—	—
Due from/(to) subsidiaries, net	(2,269,465)	915,706	1,353,759	—	—
Property, plant and equipment, net	—	267,460	372,987	—	640,447
Goodwill	59,323	589,127	5,471	—	653,921
Intangible assets, net	—	190,557	—	—	190,557
Other noncurrent assets	81,664	7,189	24,374	—	113,227
Total Assets	$2,033,006	$951,464	$1,131,830	$(1,750,626)	$2,365,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$9,509	$604	$10,825	$—	$20,938
Accounts payable	—	22,954	67,925	—	90,879
Payable to related parties	31,310	—	20,220	—	51,530
Loans payable to parent corporation	52,840	—	—	—	52,840
Accrued liabilities	74,892	11,020	109,274	—	195,186
Product warranty claims	12,600	3,600	—	—	16,200
Total Current Liabilities	181,151	38,178	208,244	—	427,573

Long-term debt less current maturities	1,516,844	3,382	50,080	—	1,570,306
Product warranty claims	38,829	4,739	100	—	43,668
Deferred income tax liabilities	90,874	—	—	—	90,874
Other liabilities	168,511	8,198	19,747	—	196,456
Total Liabilities	1,996,209	54,497	278,171	—	2,328,877

Total Stockholders’ Equity	36,797	896,967	853,659	(1,750,626)	36,797
Total Liabilities and Stockholders’ Equity	$2,033,006	$951,464	$1,131,830	$(1,750,626)	$2,365,674

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 14.  Guarantor Financial Information — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2008

(Thousands)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$36,722	$65	$250	$—	$37,037
Accounts receivable, trade, net	189,245	1,491	8,497	—	199,233
Accounts receivable, other	2,298	727	7,872	—	10,897
Inventories, net	—	90,999	257,450	—	348,449
Deferred income tax assets	39,324	—	—	—	39,324
Other current assets	7,894	1,329	7,849	—	17,072
Total Current Assets	275,483	94,611	281,918	—	652,012

Investment in subsidiaries	1,627,346	—	—	(1,627,346)	—
Intercompany loans including accrued interest	1,587,885	(867,963)	(719,922)	—	—
Due from/to subsidiaries, net	(1,723,842)	670,948	1,052,894	—	—
Property, plant and equipment, net	—	274,194	381,075	—	655,269
Goodwill	59,323	588,850	5,471	—	653,644
Intangible assets, net	—	196,250	—	—	196,250
Income tax receivable from parent corporation	8,400	—	—	—	8,400
Other noncurrent assets	82,842	7,487	24,410	—	114,739
Total Assets	$1,917,437	$964,377	$1,025,846	$(1,627,346)	$2,280,314

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$9,557	$676	$10,363	$—	$20,596
Accounts payable	—	18,400	137,630	—	156,030
Payable to related parties	1,225	—	19,928	—	21,153
Loans payable to parent corporation	52,840	—	—	—	52,840
Accrued liabilities	52,508	12,953	68,880	—	134,341
Product warranty claims	12,600	3,600	—	—	16,200
Total Current Liabilities	128,730	35,629	236,801	—	401,160

Long-term debt less current maturities	1,597,614	3,647	56,908	—	1,658,169
Product warranty claims	28,358	307	100	—	28,765
Deferred income tax liabilities	73,103	—	—	—	73,103
Other liabilities	169,488	8,242	21,243	—	198,973
Total Liabilities	1,997,293	47,825	315,052	—	2,360,170

Total Stockholders’ Equity (Deficit)	(79,856)	916,552	710,794	(1,627,346)	(79,856)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,917,437	$964,377	$1,025,846	$(1,627,346)	$2,280,314

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 14.  Guarantor Financial Information — (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended July 5, 2009

(Thousands)

(Unaudited)

	Parent	Co-Obligor	Guarantor
	Company	Subsidiary	Subsidiaries	Consolidated

Cash and cash equivalents, beginning of period	$36,722	$65	$250	$37,037

Cash provided by operating activities:
Net income (loss)	(1,223)	(19,586)	142,866	122,057
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	—	14,173	21,482	35,655
Amortization of intangible and other assets	—	5,693	1,777	7,470
Restructuring and other expenses	—	3,278	18,090	21,368
Deferred income taxes	(5,225)	—	—	(5,225)
Noncash interest charges	9,473	542	396	10,411
(Increase) decrease in working capital items	(217,574)	37,493	80,066	(100,015)
Increase in product warranty claims	10,471	4,432	—	14,903
(Increase) decrease in other assets	(2,121)	164	(1,902)	(3,859)
Increase (decrease) in other liabilities	149	(44)	45	150
Increase (decrease) in net payable to related parties/parent corporations	315,372	(37,958)	(238,292)	39,122
Other, net	(1)	(58)	(1,159)	(1,218)
Net cash provided by operating activities	109,321	8,129	23,369	140,819

Cash used in investing activities:
Capital expenditures	—	(7,807)	(16,894)	(24,701)
Net cash used in investing activities	—	(7,807)	(16,894)	(24,701)

Cash used in financing activities:
Proceeds from issuance of long-term debt	293,000	—	—	293,000
Repayments of long-term debt	(373,773)	(338)	(1,869)	(375,980)
Principal repayments of capital leases	—	—	(4,660)	(4,660)
Distributions to parent corporation	(7)	—	—	(7)
Dividends to parent corporation	(10,000)	—	—	(10,000)
Loan to parent corporation	(40)	—	—	(40)
Financing fees and expenses	(200)	—	—	(200)
Net cash used in financing activities	(91,020)	(338)	(6,529)	(97,887)
Net change in cash and cash equivalents	18,301	(16)	(54)	18,231
Cash and cash equivalents, end of period	$55,023	$49	$196	$55,268

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 14.  Guarantor Financial Information — (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 29, 2008

(Thousands)

(Unaudited)

	Parent	Co-Obligor	Guarantor
	Company	Subsidiary	Subsidiaries	Consolidated
Cash and cash equivalents, beginning of period	$—	$1,936	$4,388	$6,324
Cash provided by (used in) operating activities:
Net income (loss)	(11,492)	(18,790)	43,038	12,756
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	13,836	21,854	35,690
Amortization of intangible and other assets	—	5,693	1,923	7,616
Restructuring and other expenses	2,813	9,587	31,719	44,119
Deferred income taxes	7,423	—	—	7,423
Noncash interest charges	3,595	599	311	4,505
(Increase) decrease in working capital items	(285,333)	33,312	14,285	(237,736)
Increase in product warranty claims	2,106	198	—	2,304
(Increase) decrease in other assets	(4,658)	85	(5,779)	(10,352)
Increase in other liabilities	2,244	913	95	3,252
Increase (decrease) in net payable to related parties/parent corporations	153,083	(42,239)	(86,742)	24,102
Other, net	—	(124)	(6,604)	(6,728)
Net cash provided by (used in) operating activities	(130,219)	3,070	14,100	(113,049)
Cash used in investing activities:
Capital expenditures	—	(4,501)	(14,289)	(18,790)
Proceeds from sale of assets	—	—	6,651	6,651
Net cash used in investing activities	—	(4,501)	(7,638)	(12,139)
Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	531,000	—	—	531,000
Repayments of long-term debt	(283,488)	(403)	(1,617)	(285,508)
Purchase of industrial development revenue bond certificates issued by the Company	—	—	(4,800)	(4,800)
Principal repayments of capital leases	—	—	(4,194)	(4,194)
Loan to parent corporation	(69)	—	—	(69)
Financing fees and expenses	(576)	—	—	(576)
Net cash provided by (used in) financing activities	246,867	(403)	(10,611)	235,853
Net change in cash and cash equivalents	116,648	(1,834)	(4,149)	110,665
Cash and cash equivalents, end of period	$116,648	$102	$239	$116,989

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

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the six-month period ended July 5, 2009.  For a further discussion on our Critical Accounting Policies, reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies” in our annual report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission, which we refer to as the SEC, on March 31, 2009, which we refer to as the 2008 Form 10-K.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS – (Continued)

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

Second Quarter 2009 Compared With

Second Quarter 2008

We recorded net income of $70.1 million in the second quarter of 2009 compared to net income of $27.8 million in the second quarter of 2008.  Our reported net income in the second quarter of 2009 included $5.9 million after-tax ($9.3 million pre-tax) restructuring and other expenses, of which $1.4 million after-tax ($2.3 million pre-tax) was included in cost of products sold.  Our reported net income in the second quarter of 2008 included $9.8 million of after-tax ($16.1 million pre-tax) restructuring and other expenses, of which $1.0 million after-tax ($1.7 million pre-tax) was included as a reduction in net sales and $4.9 million after-tax ($8.0 million pre-tax) was included in cost of products sold.  Included in restructuring and other expenses for the second quarter of 2008 and 2009 are plant closing expenses related to the closure of several manufacturing facilities, integration-related costs and the write-down of selected inventories.  Excluding restructuring and other expenses, second quarter of 2009 net income was $76.0 million compared to second quarter of 2008 net income of $37.6 million.  The increase in reported net income for the second quarter of 2009 was primarily attributable to higher income before interest expense and income taxes and lower interest expense.

Net sales for the second quarter of 2009 were $696.3 million compared to second quarter of 2008 net sales of $737.1 million, which included $1.7 million of restructuring-related sales discounts.  Net sales in the second quarter of 2009 were positively affected by higher average selling prices of residential roofing products, which were more than offset by lower unit volumes of residential and commercial roofing products.

Income before interest expense and income taxes in the second quarter of 2009 was $149.4 million compared to income before interest expense and income taxes of $85.9 million in the second quarter of 2008.  Our reported income before interest expense and income taxes in the second quarter of 2009 included $9.3 million of restructuring and other expenses, of which $2.3 million was included in cost of products sold.  Our reported income before

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS – (Continued)

interest expense and income taxes in the second quarter of 2008 included $16.1 million of restructuring and other expenses, of which $1.7 million was included as a reduction in net sales and $8.0 million was included in cost of products sold.  Excluding these items, second quarter of 2009 income before interest expense and income taxes was $158.7 million compared to second quarter of 2008 income before interest expense and income taxes of $102.0 million.  The increase was primarily due to higher average selling prices of residential roofing products, lower raw material costs, including asphalt and lower transportation costs, which were partially offset by lower unit volumes of residential and commercial roofing products.

Interest expense in the second quarter of 2009 decreased to $37.7 million compared to $40.0 million in the second quarter of 2008.  The decrease in the second quarter of 2009 interest expense was primarily due to lower average borrowings and a lower average interest rate.

Business Segment Information

Net Sales.  Net sales of roofing products decreased to $666.2 million for the second quarter of 2009 compared with $692.7 million for the second quarter of 2008, which included $1.7 million of restructuring-related sales discounts.  Net sales of roofing products in the second quarter of 2009 were positively affected by higher average selling prices of residential roofing products, which were more than offset by lower unit volumes of residential and commercial roofing products.  Net sales of specialty building products and accessories decreased to $30.1 million for the second quarter of 2009 compared with $44.4 million for the second quarter of 2008 due to continued softer new construction and remodeling demand.

Gross Margin.  Our gross margin was $254.2 million or 36.5% of net sales for the second quarter of 2009 compared with $216.1 million or 29.3% of net sales for the second quarter of 2008.  Included in our gross margin for the second quarter of 2009 were $2.3 million of restructuring and other expenses, which was included in cost of products sold.  Included in our gross margin for the second quarter of 2008 were $9.7 million of restructuring and other expenses, of which $1.7 million was included as a reduction in net sales and $8.0 million was included in cost of products sold.  The increase in our gross margin is primarily due to higher average selling prices of residential roofing products, lower raw material costs, including asphalt, which were partially offset by lower unit volumes of residential and commercial roofing products.

Six Months 2009 Compared With

Six Months 2008

We recorded net income of $122.1 million in the first six months of 2009 compared to net income of $12.8 million in the first six months of 2008.  Our reported net income in the first six months of 2009 included $13.6 million

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS – (Continued)

after-tax ($21.4 million pre-tax) restructuring and other expenses, of which $1.9 million after-tax ($3.1 million pre-tax) was included in cost of products sold.  Our reported net income in the first six months of 2008 included $26.9 million after-tax ($44.1 million pre-tax) restructuring and other expenses, of which $1.7 million after-tax ($2.8 million pre-tax) was included as a reduction in net sales and $8.6 million after-tax ($14.1 million pre-tax) was included in cost of products sold.  Included in restructuring and other expenses for the first six months of 2008 and 2009 are plant closing expenses related to the closure of several manufacturing facilities, integration-related costs and the write-down of selected inventories.  Excluding restructuring and other expenses, the first six months of 2009 net income was $135.7 million compared to the first six months of 2008 net income of $39.7 million.  The increase in reported net income for the first six months of 2009 was primarily attributable to higher income before interest expense and income taxes and lower interest expense.

Net sales for the first six months of 2009 were $1,357.1 million compared to the first six months of 2008 net sales of $1,307.4 million, which included $2.8 million of restructuring-related sales discounts.  The increase in net sales was primarily due to higher average selling prices of residential roofing products, which were partially offset by lower unit volumes of residential and commercial roofing products.

Income before interest expense and income taxes in the first six months of 2009 was $263.7 million compared to income before interest expense and income taxes of $100.8 million in the first six months of 2008.  Our reported income before interest expense and income taxes in the first six months of 2009 included $21.4 million of restructuring and other expenses, of which $3.1 million was included in cost of products sold.  Our reported income before interest expense and income taxes in the first six months of 2008 included $44.1 million of restructuring and other expenses, of which $2.8 million was included as a reduction in net sales and $14.1 million was included in cost of products sold.  Excluding these items, the first six months of 2009 income before interest expense and income taxes was $285.1 million compared to the first six months of 2008 income before interest expense and income taxes of $144.9 million.  The increase in the first six months of 2009 income before interest expense and income taxes was primarily due to higher average selling prices of residential roofing products, lower raw material costs, including asphalt and lower transportation costs, which were partially offset by lower unit volumes of residential and commercial roofing products.

Interest expense in the first six months of 2009 decreased to $72.2 million compared to $79.9 million in the first six months of 2008.  The decrease in the first six months of 2009 interest expense was primarily due to lower average borrowings and a lower average interest rate.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS – (Continued)

Business Segment Information

Net Sales.  Net sales of roofing products increased to $1,301.2 million for the first six months of 2009 compared with $1,230.3 million for the first six months of 2008, which included $2.8 million of restructuring-related sales discounts.  The increase in the first six months of 2009 net sales of roofing products was primarily due to higher average selling prices of residential roofing products, which were partially offset by lower unit volumes of residential and commercial roofing products.  Net sales of specialty building products and accessories decreased to $55.9 million for the first six months of 2009 compared with $77.1 million for the first six months of 2008 due to continued softer new construction and remodeling demand.

Gross Margin.  Our gross margin was $485.6 million or 35.8% of net sales for the first six months of 2009 compared with $361.5 million or 27.7% of net sales for the first six months of 2008.  Included in our gross margin for the first six months of 2009 were $3.1 million of restructuring and other expenses, which was included in cost of products sold.  Included in our gross margin for the first six months of 2008 were $16.9 million of restructuring and other expenses, of which $2.8 million was included as a reduction in net sales and $14.1 million was included in cost of products sold.  The increase in our gross margin is primarily due to higher average selling prices of residential roofing products, lower raw material costs, including asphalt, which were partially offset by lower unit volumes of residential and commercial roofing products.

Liquidity and Financial Condition

Cash Flows and Cash Position

Sales of roofing products and specialty building products and accessories in the northern regions of the United States generally decline in the late fall and winter months due to cold weather.  In addition, extreme weather conditions can result in higher customer demand during our peak operating season depending on the extent and severity of the damage from these extreme weather conditions.  Due to the seasonal demands of our business, together with extreme weather conditions, we generally have negative cash flows from operations during the first six months of our fiscal year, which are primarily driven by our cash invested in both accounts receivable and inventories to meet these seasonal operating demands.  Generally, in the third and fourth quarters of our fiscal year, our cash flows from operations become positive for each quarter, as our investment in inventories and accounts receivable no longer continues to increase, as is customary in the first six months of our fiscal year.  Our seasonal working capital needs, together with our debt service obligations, capital expenditure requirements and other contracted arrangements, adversely impact our liquidity during this period.  We rely on our cash and cash equivalents

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS – (Continued)

on hand and our $600.0 million Senior Secured Revolving Credit Facility due February 2012, which we refer to as our Senior Secured Revolving Credit Facility (see Long-Term Debt), to support our overall cash flow requirements during these periods.  We expect to continue to rely on our cash and cash equivalents on hand and external financings to maintain operations over the short and long-term and to continue to have access to the financing markets, subject to the then prevailing market terms and conditions.

Net cash inflow from operating and investing activities was $116.1 million during the first six months of 2009, including $140.8 million of cash provided by operations, partially offset by the reinvestment of $24.7 million for capital programs.

Cash invested in additional working capital totaled $100.0 million during the first six months of 2009, reflecting an increase in total accounts receivable of $246.9 million, due to the seasonality of our business, a $163.1 million decrease in inventories primarily due to aggressive inventory management due to the current uncertain industry demand including a continued weak housing environment, a $4.2 million decrease in other current assets, a $2.5 million net decrease in accounts payable and accrued liabilities and $17.9 million in payments for restructuring and other expenses.  The net cash provided by operating activities also included a $39.1 million net increase in the payable to related parties/parent corporations, primarily attributable to $67.2 million in current Federal income taxes, which was partially offset by $28.1 million in Federal income taxes paid, pursuant to our Tax Sharing Agreement with our parent corporation.  In addition, net cash provided by operating activities included $10.4 million of non-cash interest charges, of which $6.0 million was attributable to amortization expense and ineffectiveness related to our swaps (see Derivative and Hedging Transactions below), and $21.4 million in restructuring and other expenses (see Restructuring and Other Expenses below).

Net cash used in financing activities totaled $97.9 million during the first six months of 2009, including $293.0 million of aggregate proceeds from the issuance of long-term debt, related to the first six months of 2009 cumulative borrowings under our Senior Secured Revolving Credit Facility.  Financing activities also included $376.0 million in aggregate repayments of long-term debt, of which $369.0 million related to the first six months of 2009 cumulative repayments under our Senior Secured Revolving Credit Facility and $4.8 million related to our $975.0 million Term Loan Facility, which we refer to as the Term Loan.  In addition, financing activities included aggregate principal payments of $4.7 million on our capital leases, $10.0 million of cash dividends paid to our parent corporation, and $0.2 million in financing fees and expenses primarily related to prior debt refinancings.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS – (Continued)

Restructuring and Other Expenses

We initiated a restructuring plan, which we refer to as the 2007 Restructuring Plan, which we formulated in connection with the acquisition of Elk.  The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the acquisition of Elk and to reduce our overall cost structure.  The 2007 Restructuring Plan has been fully implemented as of December 31, 2008.  We account for our restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and Emerging Issues Task Force No. 96-9 “Classification of Inventory Markdowns and Other Costs Associated with Restructuring” (“EITF No. 96-9”).

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

We recorded $73.2 million of the overall identified restructuring and other expenses in our statement of income during our fiscal year ended December 31, 2008, of which $6.1 million was reflected as a reduction in net sales due to restructuring-related sales discounts, $26.9 million was charged to cost of products sold and $40.2 million was charged to restructuring and other expenses.

Six-Months Ended July 5, 2009 Restructuring and Other Expenses

In February 2009, we announced the temporary shutdown of two manufacturing facilities, one in Shafter, California and the other in Nashville, Tennessee as a result of weaker demand.  As a result of these actions and other charges related to the acquisition of Elk, we identified an additional $21.2 million of restructuring and other expenses during our six months ended July 5, 2009, which included $15.0 million of plant closing expenses, $1.3 million in employee severance payments and $4.9 million in integration-related expenses.  Integration-related expenses primarily consisted of $3.1 million of inventory write-downs and $1.8 million of other integration expenses.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS – (Continued)

We recorded $21.4 million of the overall restructuring and other expenses in our statement of income during our six-month period ended July 5, 2009, of which $3.1 million was charged to cost of products sold and $18.3 million was charged to restructuring and other expenses.  We expect to incur the remaining $1.6 million of identified integration and other expenses and make the remaining cash payments related to our accrual when they are required.

The table below details our restructuring and other expense accruals and charges made against the accrual during our six months ended July 5, 2009:

Restructuring and Other Expenses	Plant Closing Expenses	Employee Severance Payments	Integration Expenses	Total
	(Thousands)

Beginning balance, as of December 31, 2008	$3,452	$—	$5,205	$8,657
Current period costs, net	15,053	1,262	5,053	21,368
Cash payments	(11,853)	(1,262)	(4,748)	(17,863)
Amount charged to property, plant and equipment for asset write-down	(2,882)	—	(387)	(3,269)
Amount charged to write-off inventory	—	—	(1,219)	(1,219)
Non-cash items	—	—	(141)	(141)
Ending balance, as of July 5, 2009	$3,770	$—	$3,763	$7,533

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS – (Continued)

Long-Term Debt

Long-term debt consists of the following at July 5, 2009 and December 31, 2008:

	July 5, 2009	December 31, 2008
	(Thousands)

7 3/4% Senior Notes due 2014	$250,456	$250,500
Borrowings under the Senior Secured Revolving Credit Facility	—	76,000
Term Loan	950,897	955,670
Junior Lien Term Loan	325,000	325,000
Obligations under capital leases	51,296	55,956
Industrial development revenue bond	2,730	2,820
Chester Loan	3,481	5,126
Other notes payable	7,384	7,693
Total	1,591,244	1,678,765
Less current maturities	(20,938)	(20,596)
Long-term debt less current maturities	$1,570,306	$1,658,169

As of July 5, 2009, we had total outstanding consolidated indebtedness of $1,644.1 million, which included $52.8 million of demand loans to our parent corporation and $20.9 million that matures prior to the end of the second quarter of 2010.  We anticipate funding these obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility.

As of July 5, 2009, we were in compliance with all covenants under the Senior Secured Revolving Credit Facility, the Term Loan, the $325.0 million Junior Lien Term Loan Facility, which we refer to as the Junior Lien Term Loan, and collectively with the Senior Secured Revolving Credit Facility and the Term Loan we refer to as the Senior Secured Credit Facilities; and the indenture governing our 7 3/4% Senior Notes due 2014, which we refer to as the Senior Notes.  As of July 5, 2009, the net book value of the collateral securing the Senior Secured Revolving Credit Facility Collateral (as defined in the Senior Secured Revolving Credit Facility) and the Term Loan Collateral (as defined in the Term Loan) was $774.1 and $1,647.9 million, respectively.

At July 5, 2009, we had outstanding letters of credit of approximately $43.1 million, which included approximately $10.6 million of standby letters of credit related to certain obligations of G-I Holdings.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS – (Continued)

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

On April 23, 2009, we exercised our option under our Term Loan to change the interest rate for our LIBOR advances from three-month to one-month LIBOR.  We continued to receive three-month LIBOR and pay fixed rate interest under our swap agreements.  The election of one-month LIBOR on our Term Loan resulted in de-designating our original swap hedging relationship and subsequently re-designating a new swap hedging relationship for our Term Loan.  As a result of the election, we recognized a $1.1 million loss related to swap ineffectiveness as a component of interest expense during our second quarter ended July 5, 2009.  In addition, as a result of this election, we recognized $4.9 million of interest expense due to the straight-line amortization of the unrealized losses remaining in accumulated other comprehensive income/loss (“OCI”) at April 23, 2009.  The remaining amount of unrealized losses at July 5, 2009 will be amortized over the life of the original swaps.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS – (Continued)

We continue to account for our new swap hedging relationship in accordance with “Accounting for Derivative Instruments and Hedging Activities”, which we refer to as SFAS No. 133, and as such our swaps are treated as cash flow hedges.  Our swaps are measured each period using the hypothetical derivative method in accordance with SFAS No. 133, which requires our actual swaps liability to be recorded at fair value, and OCI to reflect the lesser of either the cumulative change in the fair value of the actual swap or the cumulative change in the fair value of the hypothetical swap (the “perfect swap”).  In any given period, to the extent the cumulative change in the fair value of the actual swap is greater than the cumulative change in the fair value of the perfect swap, the difference would be recognized as ineffectiveness as a component of interest expense in our statement of income.  See Note 7 to Consolidated Financial Statements for tabular disclosure of the fair value of our derivative liability at July 5, 2009 and the effect of our derivative instruments on our operating results for the three and six-month periods ended July 5, 2009, respectively.  As of July 5, 2009, due to amortization, ineffectiveness and accrued swap interest, we estimated that during the twelve months ending July 2010, approximately $36.0 million of unrealized losses will be reclassified from OCI and recognized as a component of interest expense in our statement of income, subject to changes in the LIBOR rate.

We value our interest rate swap agreements based on SFAS No. 157 “Fair Value Measurements”, which we refer to as SFAS No. 157, Level 2 inputs from model-derived valuations whose significant inputs are quoted LIBOR contracts, Eurodollar futures and on-the-run swap markets.  SFAS No. 157 requires that the valuation of derivative assets and liabilities must take into account the parties’ nonperformance risk.  We discounted the value of our derivative liabilities based on the credit spread for our debt as determined by the market trading price.  See Fair Value Measurements.

Treasury Lock Agreements

In July 2007, we entered into treasury lock agreements, which we refer to as treasury locks, with a maturity date of July 31, 2012, as additional hedging instruments related to our Term Loan.  On October 30, 2007, we settled our open treasury lock hedging positions, which resulted in a pre-tax fair value loss and cash settlement of approximately $4.9 million, which is being amortized into our statement of income over the life of the Term Loan pursuant to the requirements of SFAS No. 133.  During our second quarter ended July 5, 2009 and June 29, 2008, we amortized $0.2 and $0.2 million, respectively, of the loss related to our treasury locks into interest expense in our statement of income and during our six months ended July 5, 2009 and June 29, 2008, we amortized $0.4 and $0.4 million, respectively.  We will amortize $0.8 million annually related to this loss through July 2012.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS – (Continued)

Fair Value Measurements

Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, interest rate swaps, short and long-term debt and lease obligations.  Our interest rate swaps are recorded at fair value, while other financial instruments in our consolidated balance sheet have carrying values that approximate fair value.  In the absence of quoted market prices, considerable judgment is required in developing estimates of fair value.  Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  Estimates are not necessarily indicative of the amounts we could realize in a current market transaction.  See Note 8 to Consolidated Financial Statements for additional disclosures of our fair value instruments.

During the first quarter of 2009, we adopted FSP FAS No. 157-2, “Partial Deferral to the Effective Date of Statement 157,” which deferred the application of SFAS No. 157 for certain non-financial assets and non-financial liabilities.  Upon adoption, we did not have any non-financial assets or liabilities that were recognized or measured at fair value on a recurring basis, therefore there was no impact on our results of operations.

Intercompany Transactions

We make loans to, and borrow from, our parent corporations from time to time at prevailing market interest rates.  At July 5, 2009 and June 29, 2008, BMCA Holdings Corporation owed us $56.4 and $56.3 million, including interest of $1.1 and $1.0 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively, with no unpaid interest.  Interest income on our loans to BMCA Holdings Corporation amounted to $0.6 and $0.8 million during the second quarter ended July 5, 2009 and June 29, 2008, respectively, and $1.2 and $1.8 million during the six-month periods ended July 5, 2009 and June 29, 2008, respectively.  Interest expense on our loans from BMCA Holdings Corporation amounted to $0.6 and $0.8 million during the second quarter ended July 5, 2009 and June 29, 2008, respectively, and $1.1 and $1.8 million during the six-month periods ended July 5, 2009 and June 29, 2008.  Loans payable to/receivable from our parent corporations are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Credit Facilities and the Senior Notes.  Under the terms of the Senior Secured Revolving Credit Facility and the indenture governing our Senior Notes at July 5, 2009, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions.

We have a management agreement, which we refer to as the Management Agreement, with ISP Management Company, Inc., a subsidiary of International Specialty Products Inc., which, together with its subsidiaries, is referred

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS – (Continued)

to as ISP, an affiliate, to provide us with certain management services.

Based on services provided to us in 2009 under the Management Agreement, the aggregate amount payable to ISP Management Company, Inc. under the Management Agreement for 2009, inclusive of the services provided to G-I Holdings, is not yet available; however, it is currently estimated to be similar to the $7.3 million paid in 2008.  We do not expect any changes to the Management Agreement to have a material impact on our results of operations.

We and our subsidiaries purchased a substantial portion of our headlap roofing granules, colored roofing granules and algae-resistant granules, on a purchase order basis, from ISP Minerals Inc., which we refer to as ISP Minerals, an affiliate of BMCA and of ISP.  The amount of mineral products purchased each year on this basis is based on current demand and is not subject to minimum purchase requirements.  For the second quarter ended July 5, 2009 and June 29, 2008, we and our subsidiaries purchased $12.0 and $12.3 million, respectively, of roofing granules under this arrangement, and for the six-month periods ended July 5, 2009 and June 29, 2008, we and our subsidiaries purchased $23.5 and $19.5 million, respectively, of roofing granules under this arrangement.

In addition to the granules products we purchased, under the above-referenced purchase order basis the balance of our granules purchased from ISP Minerals is purchased under a contract expiring in 2013.  The amount of mineral products purchased each year under the contract is based on current demand and is not subject to minimum purchase requirements.  Under the contract, for the second quarter ended July 5, 2009 and June 29, 2008, we purchased $13.9 and $22.8 million of roofing granules, respectively, and for the six-month periods ended July 5, 2009 and June 29, 2008, we purchased $32.0 and $41.9 million, respectively, of roofing granules.

In February 2009 and March 2009, after giving effect to the most restrictive of the aforementioned debt covenant restrictions, we declared and paid cash dividends of $5.0 and $5.0 million, respectively, to our parent corporation.

Included in noncurrent assets as a tax receivable from parent corporation on our consolidated balance sheet is $8.4 million at December 31, 2008, representing amounts paid in excess of amounts due to G-I Holdings with respect to 2006 under the Tax Sharing Agreement.  We utilized the remaining receivable balance at December 31, 2008 during our first quarter of 2009.  Included in current liabilities as a payable to related parties on our consolidated balance sheet at July 5, 2009 is $30.4 million, which represents a tax payable due to G-I Holdings under the Tax Sharing Agreement.  These amounts are included in the net payable to related parties/parent corporations in our consolidated statements of cash flows.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS – (Continued)

Contingencies

See Note 13 to Consolidated Financial Statements for information regarding contingencies.

Economic Outlook

We do not believe that inflation has had a material effect on our results of operations during the first six months of 2009. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

The prices of energy and crude oil increased during the second quarter of 2009, including the price of asphalt and other petroleum-based raw materials, as compared to the first quarter of 2009.  For the first six months of 2009, energy and crude oil prices have sharply declined over the first six months of 2008.  The decline in the first six months of 2009 as compared to the first six months of 2008, was primarily due to, in our opinion, the current uncertain worldwide economic conditions, which has resulted in weaker demand.  The decline in crude oil prices caused a moderate decline in asphalt and other petroleum-based raw materials.  Due to the strength of our manufacturing operations, which allows us to use many types of asphalt, together with our ability to secure alternative sources of supply, we do not anticipate that any potential disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.  We will attempt to pass on future cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

Contractual Obligations

There have been no significant changes to our contractual obligations during the second quarter ended July 5, 2009.  For a further discussion on our contractual obligations related to minimum purchase obligations reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations “Contractual Obligations” in our 2008 Form 10-K.

New Accounting Pronouncements

See Note 2 to Consolidated Financial Statements for a discussion regarding accounting standards adopted and not yet adopted during the six months ended July 5, 2009.

* * *

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS – (Continued)

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

BUILDING MATERIALS CORPORATION OF AMERICA

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Form 10-K for a discussion of “Market-Sensitive Instruments and Risk Management.”  There were no material changes in such information as of July 5, 2009.  See Note 7 to Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting:  There were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation during the second quarter of fiscal year 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BUILDING MATERIALS CORPORATION OF AMERICA
BUILDING MATERIALS MANUFACTURING CORPORATION

DATE:	August 19, 2009	BY:	/s/ John F. Rebele
John F. Rebele
Senior Vice President,
Chief Financial Officer and
Chief Administrative Officer
(Principal Financial Officer)

DATE:	August 19, 2009	BY:	/s/ James T. Esposito
James T. Esposito
Vice President and Controller
(Principal Accounting Officer)