Form 10-Q
period 2009-10-04
BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP
filed 2009-11-18
CIK 927314, 1078706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 4, 2009

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

As of November 18, 2009, 1,015,010 shares of Class A Common Stock, $.001 par value of the registrant were outstanding.  There is no trading market for the common stock of the registrant.  As of November 18, 2009, the additional registrant had the number of shares outstanding which is shown on the table below.  There is no trading market for the common stock of the additional registrant.  As of November 18, 2009, no shares of the registrant or the additional registrant were held by non-affiliates.

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

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in Thousands)

	Third Quarter Ended		Nine Months Ended
	Oct. 4,	Sept. 28,	Oct. 4,	Sept. 28,
	2009	2008	2009	2008

Net sales	$792,383	$852,826	$2,149,477	$2,160,181
Costs and expenses:

Cost of products sold	513,971	602,459	1,385,442	1,543,252
Selling, general and administrative	100,417	144,617	297,594	376,116
Amortization of intangible assets	2,828	2,846	8,521	8,539
Restructuring and other expenses	5,930	6,606	24,244	33,794
Other expense, net	2,262	1,758	3,017	3,166
Total costs and expenses, net	625,408	758,286	1,718,818	1,964,867
Income before interest expense and income taxes	166,975	94,540	430,659	195,314
Interest expense	(36,766)	(39,541)	(108,958)	(119,404)
Income before income taxes	130,209	54,999	321,701	75,910
Income tax expense	(46,602)	(20,326)	(116,038)	(28,481)
Net income	$83,607	$34,673	$205,663	$47,429

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	Oct. 4,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Current Assets:
Cash and cash equivalents	$193,691	$37,037
Accounts receivable, trade, net	488,910	199,233
Accounts receivable, other	10,444	10,897
Inventories, net	139,997	348,449
Deferred income tax assets	69,320	39,324
Other current assets	13,612	17,072
Total Current Assets	915,974	652,012
Property, plant and equipment, net	633,563	655,269
Goodwill	654,840	653,644
Intangible assets, net	188,063	196,250
Income tax receivable from parent corporation	—	8,400
Other noncurrent assets	110,988	114,739
Total Assets	$2,503,428	$2,280,314

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$20,339	$20,596
Accounts payable	114,687	156,030
Payable to related parties	26,979	21,153
Loans payable to parent corporation	52,840	52,840
Accrued liabilities	231,625	134,341
Product warranty claims	16,200	16,200
Total Current Liabilities	462,670	401,160
Long-term debt	1,567,646	1,658,169
Product warranty claims	47,884	28,765
Deferred income tax liabilities	105,061	73,103
Other liabilities	197,885	198,973
Commitments and Contingencies — Note 13
Stockholders’ Equity (Deficit):
Series A Cumulative Redeemable Convertible Preferred Stock, $.01 par value per share; 400,000 shares authorized; no shares issued	—	—
Class A Common Stock, $.001 par value per share; 1,300,000 shares authorized; 1,015,010 shares issued and outstanding	1	1
Class B Common Stock, $.001 par value per share; 100,000 shares authorized; no shares issued	—	—
Loans receivable from parent corporation	(56,408)	(56,348)
Retained earnings	223,029	27,372
Accumulated other comprehensive loss	(44,340)	(50,881)
Total Stockholders’ Equity (Deficit)	122,282	(79,856)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,503,428	$2,280,314

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	Oct. 4,	Sept. 28,
	2009	2008

Cash and cash equivalents, beginning of period	$37,037	$6,324
Cash provided by (used in) operating activities:
Net income	205,663	47,429
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	53,057	53,763
Amortization of intangible and other assets	11,062	11,516
Restructuring and other expenses	27,924	60,731
Deferred income taxes	(1,484)	28,213
Noncash interest charges	17,908	6,748
Increase in working capital items	(46,753)	(292,774)
Increase in product warranty claims	19,119	2,701
Increase in other assets	(3,921)	(11,615)
Increase (decrease) in other liabilities	(80)	267
Increase in net payable to related parties/parent corporations	14,624	23,224
Other, net	(14)	(14,218)
Net cash provided by (used in) operating activities	297,105	(84,015)

Cash used in investing activities:
Capital expenditures and acquisition in 2009	(37,730)	(28,639)
Proceeds from sale of assets	—	21,443
Net cash used in investing activities	(37,730)	(7,196)

Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	293,000	830,000
Repayments of long-term debt	(379,539)	(574,002)
Purchase of industrial development revenue bond certificates issued by the Company	—	(4,800)
Principal repayments of capital leases	(5,915)	(5,262)
Distributions to parent corporation	(7)	(65)
Dividends to parent corporation	(10,000)	(2,500)
Loan to parent corporation	(60)	(99)
Financing fees and expenses	(200)	(576)
Net cash provided by (used in) financing activities	(102,721)	242,696
Net change in cash and cash equivalents	156,654	151,485
Cash and cash equivalents, end of period	$193,691	$157,809

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

(Continued on the following page)

BUILDING MATERIALS CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - (Continued)

(Dollars in thousands)

	Nine Months Ended
	Oct. 4,	Sept. 28,
	2009	2008
Supplemental Cash Flow Information:
Effect on cash from changes in working capital items:
Increase in accounts receivable trade and accounts receivable other	$(288,566)	$(330,240)
Decrease in income tax receivable	—	11,837
(Increase) decrease in inventories, net	205,836	(6,850)
(Increase) decrease in other current assets	3,460	(4,551)
Increase (decrease) in accounts payable	(41,343)	79,327
Increase in accrued liabilities	97,398	22,181
Payments for restructuring and other expenses	(23,538)	(64,478)
Net effect on cash from increase in working capital items	$(46,753)	$(292,774)

Cash paid during the period for:
Interest (net of amount capitalized of $360 and $415 in 2009 and 2008, respectively)	$100,442	$115,262

Income taxes (including Federal income taxes paid pursuant to a Tax Sharing Agreement of $96,690 and $0 in 2009 and 2008, respectively*)	$98,892	$4,505

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

The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at October 4, 2009, and the results of its operations for the third quarter and nine-month periods ended and its cash flows for the nine-month periods ended October 4, 2009 and September 28, 2008, respectively.  All adjustments are of a normal recurring nature, except for the restructuring and other expenses recorded in the Company’s statements of income for the nine-month periods ended October 4, 2009 and September 28, 2008, respectively.  See Note 3.  Net sales of roofing products and specialty building products and accessories are generally seasonal in nature.  Accordingly, the results of operations and cash flows in the respective quarterly ended periods will vary depending on the time of the year. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009 (the “2008 Form 10-K”).

Note 2.  New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the recognition and measurement process related to the identifiable assets acquired, liabilities assumed, any noncontrolling interests, and goodwill acquired by an acquiring company in a business combination.  The guidance also expands the required disclosures related to the nature and financial statement effects of business combinations and became effective on a prospective basis for business combinations completed in fiscal years beginning after December 15, 2008.  The Company adopted the new accounting guidance during its first quarter beginning January 1, 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.  The effects of the new accounting guidance on future reporting periods depend on the nature and significance of the business combination.

In April 2009, the FASB issued accounting guidance that requires the assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 2.  New Accounting Pronouncements – (Continued)

reasonably estimated.  If fair value cannot be reasonably estimated, the assets or liabilities would generally be recognized in accordance with the accounting guidance for contingencies.  Furthermore, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies as a result of the guidance issued in December 2007 for business combinations.  The new accounting guidance also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date.  For unrecognized contingencies, the FASB requires that entities include only the disclosures required by the accounting guidance for contingencies.  The Company adopted the new accounting guidance during its second quarter ended July 5, 2009, and the adoption did not have any impact on its consolidated financial statements.  The effects of the new accounting guidance on future reporting periods depend on the nature and significance of the business combination.

In March 2008, the FASB issued guidance which changed the disclosure requirements for derivative instruments and hedging activities.  This new accounting guidance was intended to improve financial reporting related to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The new accounting guidance became effective on a prospective basis for fiscal years beginning on or after November 15, 2008.  The Company adopted the new accounting guidance during its first quarter beginning January 1, 2009.  Since the new accounting guidance requires only disclosures, there was no impact on the Company’s consolidated financial statements.  See Note 7 for the required disclosures.

In April 2008, the FASB issued guidance which provides factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets.  This new accounting guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions and became effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The Company adopted the new accounting guidance during its first quarter beginning January 1, 2009, and the adoption did not have a material impact on its consolidated financial statements.

In December 2008, the FASB issued guidance on postretirement plans, which provides additional information on an employers’ disclosures surrounding plan assets of a defined benefit pension or other postretirement plan.  The new accounting guidance is effective for financial statements

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 2.  New Accounting Pronouncements – (Continued)

issued for fiscal years ending after December 15, 2009.  The Company will adopt the provisions of the new accounting guidance for its fiscal year beginning January 1, 2010, which will have no impact on the Company’s consolidated financial statements; however it will require additional disclosures in the financial statements related to the assets held by its defined pension and postretirement plans.

In April 2009, the FASB issued additional guidance related to fair value measurements.  According to the new accounting guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of the transaction or quoted prices is required, and a significant adjustment to the transaction or quoted prices may be deemed necessary to estimate the fair value in accordance with the fair value measurement accounting guidance issued in September 2006.  The new accounting guidance is effective on a prospective basis for interim and annual periods ending after June 15, 2009.  The Company adopted the new accounting guidance for its second quarter ended July 5, 2009, and the adoption did not have any impact on its consolidated financial statements.

In April 2009, the FASB issued guidance on new required disclosures surrounding the fair value of financial instruments.  The new accounting guidance requires an entity to provide disclosures about fair value measurements of financial instruments in interim financial information and is effective on a prospective basis for interim and annual periods ending after June 15, 2009.  The Company adopted the new accounting guidance in its second quarter ended July 5, 2009.  Since the new accounting guidance only requires additional financial statement disclosures, there was no impact on the Company’s consolidated financial statements.  See Note 8 for the required disclosures.

In May 2009, the FASB issued guidance on subsequent events to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but prior to the issuance of financial statements.  The new accounting guidance also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  The new accounting guidance is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted the new guidance during its second quarter ended July 5, 2009.  The Company evaluated subsequent events through the time of filing its consolidated financial statements with the SEC on November 18, 2009, and noted there was no impact on its consolidated financial statements other than the disclosures in Note 14.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 2.  New Accounting Pronouncements – (Continued)

In June 2009, the FASB issued guidance that requires entities to provide more detailed information concerning transfers of financial assets, including securitization transactions and risks related to transferred financial assets.  The new accounting guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The Company will adopt the new accounting guidance during its first quarter beginning January 1, 2010 and does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued new accounting guidance on variable interest entities, which eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments to determine whether an enterprise is the primary beneficiary of a variable interest entity.  The Company will adopt the new accounting guidance during its first quarter beginning January 1, 2010.  The Company does not expect the adoption of the new accounting guidance to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (“ASC”), which on July 1, 2009 became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The ASC establishes one level of authoritative GAAP and all other literature is considered non-authoritative.  The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted the ASC during its third quarter ended October 4, 2009.  There was no change to the Company’s consolidated financial statements due to the adoption of the ASC, however, accounting references to specific accounting literature under FASB codification in prior financial statement filings will be replaced in this and future filings with references to accounting guidance under ASC.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 3.  Restructuring and Other Expenses

The Company initiated a restructuring plan (the “2007 Restructuring Plan”), which it formulated in connection with the Company’s acquisition of Elk.  The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the acquisition of Elk and to reduce the Company’s overall cost structure.  The 2007 Restructuring Plan has been fully implemented as of December 31, 2008 and is substantially complete as of October 4, 2009.  The Company accounts for its restructuring activities in accordance with the accounting guidance on exit or disposal cost obligations, impairments or disposal of long-lived assets and inventory markdowns or other costs associated with restructuring.

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

The Company recorded $73.2 million of its overall identified restructuring and other expenses in its statement of income during its fiscal year ended December 31, 2008, of which $6.1 million was reflected as a reduction in net sales due to restructuring-related sales discounts, $26.9 million was charged to cost of products sold and $40.2 million was charged to restructuring and other expenses.

Nine-Months Ended October 4, 2009 Restructuring and Other Expenses

In February 2009, the Company announced the temporary shutdown of two manufacturing facilities, one in Shafter, California and the other in Nashville, Tennessee as a result of weaker market demand.  As a result of these actions and other charges related to the acquisition of Elk, the Company identified an additional $27.6 million of restructuring and other expenses in its nine months ended October 4, 2009, which included $19.0 million of plant closing expenses, $1.5 million in employee severance payments and $7.1 million in integration-related expenses.  Integration-related expenses primarily consisted of $3.7 million of inventory write-downs and $3.4 million of other integration expenses.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 3.  Restructuring and Other Expenses – (Continued)

The Company recorded $27.9 million of its overall restructuring and other expenses in its statement of income during its nine-month period ended October 4, 2009, of which $3.7 million was charged to cost of products sold and $24.2 million was charged to restructuring and other expenses.  The Company expects to incur future operating losses in connection with the 2007 Restructuring Plan and the temporary shutdown of the Nashville and Shafter manufacturing facilities, which will be recognized in the periods in which they are incurred.

The table below details the Company’s restructuring and other expense accruals and charges made against the accrual during its nine months ended October 4, 2009:

Restructuring and Other Expenses	Plant Closing Expenses	Employee Severance Payments	Integration Expenses	Total
	(Thousands)

Beginning balance, as of December 31, 2008	$3,452	$—	$5,205	$8,657

Current period costs, net	18,957	1,493	7,474	27,924

Cash payments	(15,151)	(1,493)	(6,894)	(23,538)

Amount charged to property, plant and equipment for asset write-down	(4,039)	—	(584)	(4,623)

Amount charged to write-off inventory	—	—	(2,182)	(2,182)

Non-cash items	—	—	(336)	(336)
Ending balance, as of October 4, 2009	$3,219	$—	$2,683	$5,902

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 4.  Comprehensive Income

The table below reconciles the Company’s net income to comprehensive income for the third quarter and nine-month periods ended October 4, 2009 and September 28, 2008, respectively:

	Third Quarter Ended		Nine Months Ended
	Oct. 4,	Sept. 28,	Oct. 4,	Sept. 28,
	2009	2008	2009	2008
	(Thousands)

Net income	$83,607	$34,673	$205,663	$47,429
Other comprehensive income, net of tax:
Derivative fair value adjustment — interest rate swaps, net of tax of ($1,092) and $1,559 for the three-month periods ended October 4, 2009 and September 28, 2008, respectively, and ($3,793) and $177 for the nine-month periods ended October 4, 2009 and September 28, 2008, respectively	1,781	(2,543)	6,189	(288)

Derivative fair value adjustment-treasury locks, net of tax of ($72) and ($72) for the three-month periods ended October 4, 2009 and September 28, 2008, respectively, and ($216) and ($216) for the nine-month periods ended October 4, 2009 and September 28, 2008, respectively	117	117	352	352
Comprehensive income	$85,505	$32,247	$212,204	$47,493

Note 5.  Inventories

Inventories consisted of the following as of October 4, 2009 and December 31, 2008, respectively:

	October 4,	December 31,
	2009	2008
	(Thousands)

Finished goods	$111,339	$271,373
Work-in process	8,302	41,225
Raw materials and supplies	83,886	94,381
Total	203,527	406,979
Less LIFO reserve	(63,530)	(58,530)
Inventories, net	$139,997	$348,449

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 6.  Long-Term Debt

Long-term debt consists of the following at October 4, 2009 and December 31, 2008:

	October 4, 2009	December 31, 2008
	(Thousands)

7 3/4% Senior Notes due 2014	$250,433	$250,500
Borrowings under the Senior Secured Revolving Credit Facility	—	76,000
Term Loan	948,520	955,670
Junior Lien Term Loan	325,000	325,000
Obligations under capital leases	51,537	55,956
Industrial development revenue bond	2,730	2,820
Chester Loan	2,634	5,126
Other notes payable	7,131	7,693
Total	1,587,985	1,678,765
Less current maturities	(20,339)	(20,596)
Long-term debt less current maturities	$1,567,646	$1,658,169

As of October 4, 2009, the Company had total outstanding consolidated indebtedness of $1,640.8 million, which included $52.8 million of demand loans to its parent corporation.  The Company anticipates funding these obligations principally from its cash and cash equivalents on hand, cash flow from operations and/or borrowings under its $600.0 million Senior Secured Revolving Credit Facility (the “Senior Secured Revolving Credit Facility”).

As of October 4, 2009, the Company was in compliance with all covenants under the Senior Secured Revolving Credit Facility, the $975.0 million Term Loan Facility (the “Term Loan”), the $325.0 million Junior Lien Term Loan Facility (the “Junior Lien Term Loan” and collectively with the Senior Secured Revolving Credit Facility and the Term Loan the “Senior Secured Credit Facilities”) and the indenture governing its 7 3/4% Senior Notes due 2014 (the “Senior Notes”).  As of October 4, 2009, the net book value of the collateral securing the Senior Secured Revolving Credit Facility Collateral (as defined in the Senior Secured Revolving Credit Facility) and the Term Loan Collateral (as defined in the Term Loan) was $912.7 and $1,647.1 million, respectively.

At October 4, 2009, the Company had outstanding letters of credit of approximately $40.9 million, which included approximately $10.6 million of standby letters of credit related to certain obligations of G-I Holdings.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 6.  Long-Term Debt – (Continued)

On September 11, 2009, the Company entered into an amendment to the Senior Secured Revolving Credit Facility.  Such amendment did not result in any material changes to the Senior Secured Revolving Credit Facility.

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

Interest Rate Swap Agreements

In March 2007, the Company entered into forward-starting interest rate swap agreements (“swaps”) with an effective date of April 23, 2007 and a maturity date of April 23, 2012.  These swaps were initiated in order to hedge the variable interest rate risk associated with the Company’s Term Loan, and they are structured that the Company receives interest based on the three-month Eurodollar rate (“LIBOR”) and pays interest on a fixed rate basis.  In October 2007, the Company entered into additional interest rate swaps related to its Term Loan with an effective date of October 23, 2007 and a maturity date of October 23, 2012 under similar terms.

On April 23, 2009, the Company exercised its option under its Term Loan to change the interest rate for its LIBOR advances from three-month to one-month LIBOR.  The Company continued to receive three-month LIBOR and pay fixed rate interest under its swap agreements.  The election of one-month LIBOR on its Term Loan resulted in the Company de-designating its original swap hedging relationship and subsequently re-designating a new swap hedging relationship for its Term Loan.  As a result of the election, the Company recognized a $1.1 and $0 million gain related to swap ineffectiveness as a component of interest expense during its third quarter and nine months ended

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 7.  Derivative and Hedging Transactions – (Continued)

October 4, 2009, respectively.  In addition, as a result of this election, the Company recognized $6.4 and $11.3 million of interest expense during its third quarter and nine months ended October 4, 2009, respectively, due to the straight-line amortization of the unrealized losses remaining in accumulated other comprehensive income/loss (“OCI”) at April 23, 2009.  The remaining amount of unrealized losses at October 4, 2009 will be amortized over the remaining life of the original swaps.

The Company continues to account for its new swap hedging relationship in accordance with the accounting guidance for derivatives and hedging, and as such its swaps are treated as cash flow hedges.  The Company swaps are measured each period using the hypothetical derivative method in accordance with the accounting guidance for derivatives and hedging, which requires the Company’s actual swaps liability to be recorded at fair value, and OCI to reflect the lesser of either the cumulative change in the fair value of the actual swap or the cumulative change in the fair value of the hypothetical swap (the “perfect swap”).  In any given period, to the extent the cumulative change in the fair value of the actual swap is greater than the cumulative change in the fair value of the perfect swap, the difference would be recognized as ineffectiveness as a component of interest expense in the Company’s statement of income.  As of October 4, 2009, due to amortization, ineffectiveness and accrued swap interest, the Company estimated that during the twelve months ending September 2010, approximately $34.6 million of unrealized losses will be reclassified from OCI and recognized as a component of interest expense in its statement of income, subject to changes in the LIBOR rate.

The Company values its interest rate swap agreements based on fair value measurement Level 2 inputs from model-derived valuations whose significant inputs are quoted LIBOR contracts, Eurodollar futures and on-the-run swap markets.  The accounting guidance for fair value measurements requires that the valuation of derivative assets and liabilities must take into account the parties’ nonperformance risk.  The Company discounted the value of its derivative liabilities based on the credit spread for its debt as determined by the market trading price.  See Note 8, Fair Value Measurements.

Treasury Lock Agreements

In July 2007, the Company entered into treasury lock agreements (“treasury locks”) with a maturity date of July 31, 2012, as additional hedging instruments related to its Term Loan.  On October 30, 2007, the Company settled its open treasury lock hedging positions, which resulted in a pre-tax fair value loss and cash settlement of approximately $4.9 million, which is being amortized into its statement of income over the life of the Term Loan pursuant to the requirements of the accounting guidance for derivatives and hedging.  During the third quarter ended October 4, 2009 and September 28, 2008, the Company amortized $0.2 and $0.2

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 7.  Derivative and Hedging Transactions – (Continued)

million, respectively, of the loss related to its treasury locks into interest expense in its statements of income and during its nine-month periods ended October 4, 2009 and September 28, 2008, the Company amortized $0.6 and $0.6 million, respectively.  The Company will amortize $0.8 million annually related to this loss through July 2012.

The following table sets forth the classification and fair values of the Company’s derivative instruments at October 4, 2009:

FAIR VALUE OF DERIVATIVE INSTRUMENTS

(Millions)

Description	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments:

Fixed-income interest rate swap agreements	Other non–current liabilities	$71.8

The amount included in OCI, net of tax, related to the Company’s derivative liability at October 4, 2009 and December 31, 2008 was $37.5 and $43.7 million, respectively.

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the three months ended October 4, 2009:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Millions)

Derivatives in Cash Flow Hedging Relationships:

Fixed-income interest rate swap agreements	$1.8	Interest Expense	$(15.9)	Interest Expense	$1.1

Treasury lock contracts	—	Interest Expense	(0.2)	—	—

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 7.  Derivative and Hedging Transactions – (Continued)

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the nine months ended October 4, 2009:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Millions)

Derivatives in Cash Flow Hedging Relationships:

Fixed-income interest rate swap agreements	$6.2	Interest Expense	$(36.4)	Interest Expense	$—

Treasury lock contracts	—	Interest Expense	(0.6)	—	—

As of October 4, 2009, the Company did not have any derivatives not designated as hedging instruments according to the accounting guidance on derivatives and hedging.

Note 8.  Fair Value Measurements

Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, interest rate swaps, short and long-term debt and lease obligations.  The Company’s interest rate swaps are recorded at fair value, while other financial instruments in the Company’s consolidated balance sheet have carrying values that approximate fair value.  In the absence of quoted market prices, considerable judgment is required in developing estimates of fair value.  The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments concerning the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  Estimates are not necessarily indicative of the amounts the Company could realize in a current market transaction.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 8.  Fair Value Measurements – (Continued)

The following table details the carrying and fair values of the Company’s Term Loan, Junior Lien Term Loan and Senior Notes at October 4, 2009 and December 31, 2008.  Fair values are based upon quoted market prices as follows:

	October 4, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Thousands)
Senior Notes	$250,433	$246,250	$250,500	$155,000
Term Loan	948,520	861,968	955,670	573,402
Junior Lien Term	325,000	281,938	325,000	162,500

The following table sets forth information regarding the Company’s financial instruments that are measured at fair value as of October 4, 2009, consistent with the fair value hierarchy provision from the accounting guidance on fair value measurements:

	Total Measured at Fair Value	Quoted Market Prices In Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Liabilities:
Fixed-income interest rate swap agreements	$71.8	$—	$71.8	$—
Total liabilities	$71.8	$—	$71.8	$—

During the first quarter of 2009, the Company adopted the additional accounting guidance issued by the FASB on fair value measurements, which deferred the application of fair value measurement for certain non-financial assets and non-financial liabilities.  Upon adoption, the Company did not have any non-financial assets or liabilities that were recognized or measured at fair value on a recurring basis, therefore there was no impact on the Company’s results of operations.

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

The accrual for product warranty claims consists of the following for the third quarter and nine-month periods ended October 4, 2009 and September 28, 2008, respectively:

	Third Quarter Ended		Nine Months Ended
	Oct. 4,	Sept. 28,	Oct. 4,	Sept. 28,
	2009	2008	2009	2008
	(Thousands)

Beginning balance	$59,868	$47,028	$44,965	$44,724
Charged to cost of products sold	11,174	5,941	37,129	15,840
Payments/deductions	(6,958)	(5,544)	(18,010)	(13,139)
Ending balance	$64,084	$47,425	$64,084	$47,425

The Company offers extended warranty contracts on sales of its commercial roofing products.  The lives of these commercial warranties range from 10 to 25 years.  In addition, the Company offers enhanced warranties on certain of its residential roofing products.  These enhanced warranties are the “Golden Pledge™” and “Peace of Mind™” warranty programs.  All revenue for the sale of these warranty programs was deferred and amortized on a straight-line basis over the average life of these warranty programs, which was in accordance with the accounting guidance prescribed for separately priced extended warranty and product maintenance contracts.  Incremental direct costs associated with the acquisition of the extended warranty contracts are capitalized and amortized on a straight-line basis over the average life of these warranty programs.  Current costs of services performed related to claims paid under these warranty programs are expensed as incurred.  The analysis of these warranty programs as of October 4, 2009 indicated that deferred revenue is in excess of deferred costs and accordingly, no loss was recognized.  However, if the total expected costs of providing services under these warranty programs exceed deferred revenues less deferred costs, then a loss would be recognized.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 9.  Warranty Claims – (Continued)

At October 4, 2009 and September 28, 2008, the Company had deferred revenue of $80.0 and $75.5 million, of which $10.9 and $8.6 million is included in other current liabilities and $69.1 and $66.9 million is included in other liabilities, respectively.  At October 4, 2009 and September 28, 2008, the Company also had deferred costs of $55.9 and $54.0 million, of which $7.2 and $5.5 million is included in other current assets and $48.7 and $48.5 million is included in other assets, respectively.

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

The Company’s net periodic pension cost for the Retirement Plan included the following components for the third quarter and nine-month periods ended October 4, 2009 and September 28, 2008, respectively:

	Third Quarter Ended		Nine Months Ended
	Oct. 4,	Sept. 28,	Oct. 4,	Sept. 28,
	2009	2008	2009	2008
	(Thousands)

Service cost	$277	$430	$979	$1,290
Interest cost	646	611	1,931	1,832
Expected return on plan assets	(770)	(792)	(2,354)	(2,376)
Amortization of unrecognized prior service cost	3	3	7	10
Amortization of net losses from earlier periods	188	105	547	315
Net periodic pension cost	$344	$357	$1,110	$1,071

The Company made Retirement Plan contributions of $2.9 million during the nine-month period ended October 4, 2009 and does not expect to make a pension plan contribution during the three-month period ending December 31, 2009.

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

Net periodic postretirement benefit included the following components for the third quarter and nine-month periods ended October 4, 2009 and September 28, 2008, respectively:

	Third Quarter Ended		Nine Months Ended
	Oct. 4,	Sept. 28,	Oct. 4,	Sept. 28,
	2009	2008	2009	2008
	(Thousands)

Service cost	$1	$3	$6	$10
Interest cost	29	29	84	87
Amortization of unrecognized prior service cost	(143)	(143)	(428)	(428)
Amortization of net gains from earlier periods	(51)	(56)	(157)	(169)
Net periodic postretirement benefit	$(164)	$(167)	$(495)	$(500)

As of October 4, 2009, the Company expected to make aggregate benefit claim payments of approximately $0.2 million during 2009, which are related to postretirement life insurance expenses.

Note 11.  2001 Long-Term Incentive Plan

Incentive units granted under the 2001 Long-Term Incentive Plan (the “2001 LTIP”) are valued at Book Value (as defined in the 2001 LTIP) or the value of such incentive units specified at the date of grant.  Increases or decreases in the Book Value of those incentive units result in a change in the measure of compensation for the award.  Compensation expense for the Company’s incentive units was $8.5 and $3.6 million for the third quarter ended October 4, 2009 and September 28, 2008, respectively, and $21.9 and $4.8 million for the nine-month periods ended October 4, 2009 and September 28, 2008, respectively.  At October 4, 2009 and December 31, 2008, the 2001 LTIP liability amounted to $32.1 and $12.9 million, respectively, and was included in accrued liabilities.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 11.  2001 Long-Term Incentive Plan – (Continued)

The following is a summary of activity for incentive units related to the 2001 LTIP:

	Nine
	Months Ended	Year-to-Date
	October 4,	December 31,
	2009	2008

Incentive Units outstanding, beginning of period	90,468	99,120
Granted	725	17,375
Exercised	(8,175)	(18,686)
Forfeited	(2,910)	(7,341)
Incentive Units outstanding, end of period	80,108	90,468
Vested Units outstanding, end of period	43,111	33,702

The initial value of each of the 725 incentive units granted on January 1, 2009 was approximately $707.  The initial value of each of the 17,000 incentive units granted on January 1, 2008 was approximately $592 and the 375 incentive units granted on October 1, 2008 was approximately $688.

Note 12.  Related Party Transactions

The Company makes loans to, and borrows from, its parent corporations from time to time at prevailing market interest rates.  As of October 4, 2009 and September 28, 2008, BMCA Holdings Corporation owed the Company $56.4 and $56.3 million, including interest of $1.1 and $1.0 million, respectively, and the Company owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively, with no unpaid interest.  Interest income on the Company’s loans to BMCA Holdings Corporation amounted to $0.6 and $0.9 million during the third quarter ended October 4, 2009 and September 28, 2008, respectively, and $1.8 and $2.7 million during the nine-month periods ended October 4, 2009 and September 28, 2008, respectively.  Interest expense on the Company’s loans from BMCA Holdings Corporation amounted to $0.6 and $0.8 million during the third quarter ended October 4, 2009 and September 28, 2008, respectively, and $1.7 and $2.6 million during the nine-month periods ended October 4, 2009 and September 28, 2008, respectively.  Loans payable to/receivable from its parent corporations are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Credit Facilities and the Senior Notes.  Under the terms of the Senior Secured Revolving Credit

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 12.  Related Party Transactions – (Continued)

Facilities and the indenture governing the Company’s Senior Notes at October 4, 2009, the Company could repay demand loans to its parent corporation amounting to $52.8 million, subject to certain conditions.

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

The Company and its subsidiaries purchased a substantial portion of their headlap roofing granules, colored roofing granules and algae-resistant granules, on a purchase order basis, from ISP Minerals Inc. (“ISP Minerals”), an affiliate of BMCA and of ISP.  The amount of mineral products purchased each year on this basis is based on current demand and is not subject to minimum purchase requirements.  For the third quarter ended October 4, 2009 and September 28, 2008, the Company and its subsidiaries purchased $17.2 and $13.7 million, respectively, of roofing granules, and for the nine-month periods ended October 4, 2009 and September 28, 2008, the Company and its subsidiaries purchased $40.7 and $33.2 million, respectively, of roofing granules under this arrangement.

In addition to the granules products purchased by the Company under the above-referenced purchase order basis, the balance of its granules purchased from ISP Minerals is purchased under a contract expiring in 2013.  The amount of mineral products purchased each year under the contract is based on current demand and is not subject to minimum purchase requirements.  Under the contract, for the third quarter ended October 4, 2009 and September 28, 2008, the Company purchased $23.4 and $24.2 million of roofing granules, respectively, and for the nine-month periods ended October 4, 2009 and September 28, 2008, the Company purchased $55.4 and $66.1 million of roofing granules, respectively.

In February 2009 and March 2009, after giving effect to the most restrictive of the aforementioned debt covenant restrictions, the Company declared and paid cash dividends of $5.0 and $5.0 million, respectively, to its parent corporation.  In August 2008 and October 2008, the Company declared and paid cash dividends of $2.5 and $5.0 million, respectively, to its parent corporation.

Included in noncurrent assets as a tax receivable from parent corporation on the Company’s consolidated balance sheet is $8.4 million at December 31, 2008, representing amounts paid in excess of amounts due to G-I

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 12.  Related Party Transactions – (Continued)

Holdings with respect to 2006 under the Tax Sharing Agreement.  The Company utilized the remaining receivable balance at December 31, 2008 during its first quarter of 2009.  Included in current liabilities as a payable to related parties on the Company’s consolidated balance sheet at October 4, 2009 is $1.9 million, representing a tax payable due to G-I Holdings under the Tax Sharing Agreement.  These amounts are included in the net payable to related parties/parent corporations in the consolidated statements of cash flows.

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

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 13.  Contingencies – (Continued)

On or about February 8, 2001, the creditors’ committee filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and the Company.  The complaint requested substantive consolidation of BMCA with G-I Holdings or an order directing G-I Holdings to cause BMCA to file for bankruptcy protection.

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

A Joint Plan of Reorganization of G-I Holdings was filed with the Bankruptcy Court on August 21, 2008, and a First Amended Joint Plan of Reorganization of G-I Holdings was filed with the Bankruptcy Court on October 30, 2008.  Thereafter, additional amendments to the Joint Plan of Reorganization were filed, culminating with the Eighth Amended Joint Plan of Reorganization (“Eighth Amended Joint Plan”), which was filed on October 5, 2009.  On November 12, 2009, the Bankruptcy Court and the Honorable Garrett E. Brown, Jr., Chief Judge of the District Court for the District of New Jersey, jointly entered an Order Confirming Eighth Amended Joint Plan of Reorganization of G-I Holdings and ACI Inc. pursuant to Chapter 11 of the Bankruptcy Code.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 13.  Contingencies – (Continued)

On November 17, 2009, the Eighth Amended Joint Plan became effective.  With the effectiveness of the Eighth Amended Joint Plan, all of the actions described above have been resolved and all “protected parties” (as defined in the Eighth Amended Joint Plan), including the Company and its subsidiaries, have been released from any liability with respect to Asbestos Claims.

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

Other Contingencies

In the ordinary course of business, the Company has several supply agreements that include minimum annual purchase requirements.  In the event these purchase requirements are not met, the Company may be required to make payments under these supply agreements.  There have been no material changes to these contracts in the first nine months of 2009.

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 14.  Subsequent Events

In October 2009, an indirect parent of BMCA formed a wholly-owned captive insurance subsidiary (the “Captive”) to provide insurance coverage to BMCA and its subsidiaries and other affiliated entities effective November 2009.  The Captive insures the deductible portion of BMCA’s general insurance and residential product warranty obligations.

In November 2009, the Company reached an agreement in principal to settle a lawsuit pursuant to which the defendant will be paying the Company $24.0 million during its fourth quarter ending December 31, 2009.  Accordingly, the Company has not recognized the $24.0 million settlement in its accompanying consolidated financial statements at October 4, 2009.

On November 17, 2009, the Company requested a letter of credit be issued of approximately $133.8 million under the terms of the Senior Secured Revolving Credit Facility.  This letter of credit was issued to provide credit enhancement for the obligations of G-I Holdings under the Eighth Amended Joint Plan.

Note 15.  Guarantor Financial Information

At October 4, 2009, all of the Company’s subsidiaries, each of which is wholly-owned by the Company, were guarantors under the Company’s Senior Secured Credit Facilities and the indenture governing the Senior Notes.  These guarantees are full, unconditional and joint and several.  In 2007, BMCA Acquisition Inc., the direct parent of Elk, and Elk, as a result of its merger with BMCA Acquisition Sub, became co-obligors on the Senior Secured Credit Facilities.

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

Note 15.  Guarantor Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Third Quarter Ended October 4, 2009

(Thousands)

(Unaudited)

	Parent	Co-Obligor	Guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$768,317	$4,070	$19,996	$—	$792,383
Intercompany net sales	—	165,834	1,189,351	(1,355,185)	—
Total net sales	768,317	169,904	1,209,347	(1,355,185)	792,383

Costs and expenses:
Cost of products sold	695,446	168,173	1,005,537	(1,355,185)	513,971
Selling, general and administrative	54,347	5,517	40,553	—	100,417
Amortization of intangible assets	—	2,823	5	—	2,828
Restructuring and other expenses	—	1,743	4,187	—	5,930
Other (income) expense, net	1,825	(53)	490	—	2,262
Total costs and expenses, net	751,618	178,203	1,050,772	(1,355,185)	625,408

Income (loss) before equity in earnings of subsidiaries, interest expense and income taxes	16,699	(8,299)	158,575	—	166,975

Equity in earnings of subsidiaries	83,797	—	—	(83,797)	—
Interest expense	(16,990)	(9,476)	(10,300)	—	(36,766)
Income (loss) before income taxes	83,506	(17,775)	148,275	(83,797)	130,209
Income tax (expense) benefit	101	6,354	(53,057)	—	(46,602)
Net income (loss)	$83,607	$(11,421)	$95,218	$(83,797)	$83,607

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 15.  Guarantor Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Third Quarter Ended September 28, 2008

(Thousands)

(Unaudited)

	Parent	Co-Obligor	Guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$825,441	$6,749	$20,636	$—	$852,826
Intercompany net sales	—	226,308	1,271,483	(1,497,791)	—
Total net sales	825,441	233,057	1,292,119	(1,497,791)	852,826

Costs and expenses:
Cost of products sold	723,507	226,899	1,149,844	(1,497,791)	602,459
Selling, general and administrative	81,197	9,285	54,135	—	144,617
Amortization of intangible assets	—	2,846	—	—	2,846
Restructuring and other expenses	—	1,324	5,282	—	6,606
Other (income) expense, net	1,399	(27)	386	—	1,758
Total costs and expenses, net	806,103	240,327	1,209,647	(1,497,791)	758,286

Income (loss) before equity in earnings of subsidiaries, interest expense and income taxes	19,338	(7,270)	82,472	—	94,540

Equity in earnings of subsidiaries	36,218	—	—	(36,218)	—
Interest expense	(21,366)	(7,427)	(10,748)	—	(39,541)
Income (loss) before income taxes	34,190	(14,697)	71,724	(36,218)	54,999
Income tax (expense) benefit	483	5,058	(25,867)	—	(20,326)
Net income (loss)	$34,673	$(9,639)	$45,857	$(36,218)	$34,673

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 15.  Guarantor Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Nine Months Ended October 4, 2009

(Thousands)

(Unaudited)

	Parent	Co-Obligor	Guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$2,075,326	$15,293	$58,858	$—	$2,149,477
Intercompany net sales	—	434,329	3,166,864	(3,601,193)	—
Total net sales	2,075,326	449,622	3,225,722	(3,601,193)	2,149,477

Costs and expenses:
Cost of products sold	1,857,036	444,208	2,685,391	(3,601,193)	1,385,442
Selling, general and administrative	166,466	15,886	115,242	—	297,594
Amortization of intangible assets	—	8,516	5	—	8,521
Restructuring and other expenses	—	3,744	20,500	—	24,244
Other (income) expense, net	1,764	(221)	1,474	—	3,017
Total costs and expenses, net	2,025,266	472,133	2,822,612	(3,601,193)	1,718,818

Income (loss) before equity in earnings of subsidiaries, interest expense and income taxes	50,060	(22,511)	403,110	—	430,659

Equity in earnings of subsidiaries	207,076	—	—	(207,076)	—
Interest expense	(52,270)	(25,991)	(30,697)	—	(108,958)
Income (loss) before income taxes	204,866	(48,502)	372,413	(207,076)	321,701
Income tax (expense) benefit	797	17,495	(134,330)	—	(116,038)
Net income (loss)	$205,663	$(31,007)	$238,083	$(207,076)	$205,663

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 15.  Guarantor Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Nine Months Ended September 28, 2008

(Thousands)

(Unaudited)

	Parent	Co-Obligor	Guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$2,073,823	$28,186	$58,172	$—	$2,160,181
Intercompany net sales	—	563,601	3,217,142	(3,780,743)	—
Total net sales	2,073,823	591,787	3,275,314	(3,780,743)	2,160,181

Costs and expenses:
Cost of products sold	1,807,681	582,158	2,934,156	(3,780,743)	1,543,252
Selling, general and administrative	214,016	26,185	135,915	—	376,116
Amortization of intangible assets	—	8,539	—	—	8,539
Restructuring and other expenses	—	3,748	30,046	—	33,794
Other expense, net	2,082	32	1,052	—	3,166
Total costs and expenses, net	2,023,779	620,662	3,101,169	(3,780,743)	1,964,867

Income (loss) before equity in earnings of subsidiaries, interest expense and income taxes	50,044	(28,875)	174,145	—	195,314

Equity in earnings of subsidiaries	60,466	—	—	(60,466)	—
Interest expense	(70,911)	(16,626)	(31,867)	—	(119,404)
Income (loss) before income taxes	39,599	(45,501)	142,278	(60,466)	75,910
Income tax (expense) benefit	7,830	17,072	(53,383)	—	(28,481)
Net income (loss)	$47,429	$(28,429)	$88,895	$(60,466)	$47,429

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 15.  Guarantor Financial Information – (Continued)

Condensed Consolidating Balance Sheet

October 4, 2009

(Thousands)

(Unaudited)

	Parent	Co-Obligor	Guarantor
	Company	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$193,386	$88	$217	$—	$193,691
Accounts receivable, trade, net	474,616	2,944	11,350	—	488,910
Accounts receivable, other	3,459	336	6,649	—	10,444
Inventories, net	—	48,835	91,162	—	139,997
Deferred income tax assets	68,180	—	1,140	—	69,320
Other current assets	8,092	895	4,625	—	13,612
Total Current Assets	747,733	53,098	115,143	—	915,974

Investment in subsidiaries	1,834,421	—	—	(1,834,421)	—
Intercompany loans including accrued interest	2,022,541	(1,213,047)	(809,494)	—	—
Due from/(to) subsidiaries, net	(2,641,345)	1,060,586	1,580,759	—	—
Property, plant and equipment, net	—	260,716	372,847	—	633,563
Goodwill	59,323	589,127	6,390	—	654,840
Intangible assets, net	—	187,734	329	—	188,063
Other noncurrent assets	81,118	7,054	22,816	—	110,988
Total Assets	$2,103,791	$945,268	$1,288,790	$(1,834,421)	$2,503,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$9,485	$473	$10,381	$—	$20,339
Accounts payable	—	29,307	85,380	—	114,687
Payable to related parties	3,076	—	23,903	—	26,979
Loans payable to parent corporation	52,840	—	—	—	52,840
Accrued liabilities	71,273	9,837	150,515	—	231,625
Product warranty claims	12,600	3,600	—	—	16,200
Total Current Liabilities	149,274	43,217	270,179	—	462,670

Long-term debt less current maturities	1,514,468	3,345	49,833	—	1,567,646
Product warranty claims	42,838	4,911	135	—	47,884
Deferred income tax liabilities	104,484	—	577	—	105,061
Other liabilities	170,445	8,251	19,189	—	197,885
Total Liabilities	1,981,509	59,724	339,913	—	2,381,146

Total Stockholders’ Equity	122,282	885,544	948,877	(1,834,421)	122,282
Total Liabilities and Stockholders’ Equity	$2,103,791	$945,268	$1,288,790	$(1,834,421)	$2,503,428

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 15.  Guarantor Financial Information – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2008

(Thousands)

	Parent Company	Co-Obligor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$36,722	$65	$250	$—	$37,037
Accounts receivable, trade, net	189,245	1,491	8,497	—	199,233
Accounts receivable, other	2,298	727	7,872	—	10,897
Inventories, net	—	90,999	257,450	—	348,449
Deferred income tax assets	39,324	—	—	—	39,324
Other current assets	7,894	1,329	7,849	—	17,072
Total Current Assets	275,483	94,611	281,918	—	652,012

Investment in subsidiaries	1,627,346	—	—	(1,627,346)	—
Intercompany loans including accrued interest	1,587,885	(867,963)	(719,922)	—	—
Due from/(to) subsidiaries, net	(1,723,842)	670,948	1,052,894	—	—
Property, plant and equipment, net	—	274,194	381,075	—	655,269
Goodwill	59,323	588,850	5,471	—	653,644
Intangible assets, net	—	196,250	—	—	196,250
Income tax receivable from parent corporation	8,400	—	—	—	8,400
Other noncurrent assets	82,842	7,487	24,410	—	114,739
Total Assets	$1,917,437	$964,377	$1,025,846	$(1,627,346)	$2,280,314

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$9,557	$676	$10,363	$—	$20,596
Accounts payable	—	18,400	137,630	—	156,030
Payable to related parties	1,225	—	19,928	—	21,153
Loans payable to parent corporation	52,840	—	—	—	52,840
Accrued liabilities	52,508	12,953	68,880	—	134,341
Product warranty claims	12,600	3,600	—	—	16,200
Total Current Liabilities	128,730	35,629	236,801	—	401,160

Long-term debt less current maturities	1,597,614	3,647	56,908	—	1,658,169
Product warranty claims	28,358	307	100	—	28,765
Deferred income tax liabilities	73,103	—	—	—	73,103
Other liabilities	169,488	8,242	21,243	—	198,973
Total Liabilities	1,997,293	47,825	315,052	—	2,360,170

Total Stockholders’ Equity (Deficit)	(79,856)	916,552	710,794	(1,627,346)	(79,856)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,917,437	$964,377	$1,025,846	$(1,627,346)	$2,280,314

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 15.  Guarantor Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended October 4, 2009

(Thousands)

(Unaudited)

	Parent	Co-Obligor	Guarantor
	Company	Subsidiary	Subsidiaries	Consolidated

Cash and cash equivalents, beginning of period	$36,722	$65	$250	$37,037

Cash provided by operating activities:
Net income (loss)	(1,413)	(31,007)	238,083	205,663
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	—	21,397	31,660	53,057
Amortization of intangible and other assets	—	8,516	2,546	11,062
Restructuring and other expenses	—	5,388	22,536	27,924
Deferred income taxes	(1,484)	—	—	(1,484)
Noncash interest charges	16,517	636	755	17,908
(Increase) decrease in working capital items	(267,965)	43,864	177,348	(46,753)
Increase in product warranty claims	14,480	4,604	35	19,119
(Increase) decrease in other assets	(3,203)	105	(823)	(3,921)
Increase (decrease) in other liabilities	(347)	9	258	(80)
Increase (decrease) in net payable to related parties/parent corporations	493,495	(44,553)	(434,318)	14,624
Other, net	1	1,891	(1,906)	(14)
Net cash provided by operating activities	250,081	10,850	36,174	297,105

Cash used in investing activities:
Capital expenditures and acquisition in 2009	—	(10,321)	(27,409)	(37,730)
Net cash used in investing activities	—	(10,321)	(27,409)	(37,730)

Cash used in financing activities:
Proceeds from issuance of long-term debt	293,000	—	—	293,000
Repayments of long-term debt	(376,150)	(506)	(2,883)	(379,539)
Principal repayments of capital leases	—	—	(5,915)	(5,915)
Distributions to parent corporation	(7)	—	—	(7)
Dividends to parent corporation	(10,000)	—	—	(10,000)
Loan to parent corporation	(60)	—	—	(60)
Financing fees and expenses	(200)	—	—	(200)
Net cash used in financing activities	(93,417)	(506)	(8,798)	(102,721)
Net change in cash and cash equivalents	156,664	23	(33)	156,654
Cash and cash equivalents, end of period	$193,386	$88	$217	$193,691

BUILDING MATERIALS CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 15.  Guarantor Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 28, 2008

(Thousands)

(Unaudited)

	Parent	Co-Obligor	Guarantor
	Company	Subsidiary	Subsidiaries	Consolidated

Cash and cash equivalents, beginning of period	$—	$1,936	$4,388	$6,324

Cash provided by (used in) operating activities:
Net income (loss)	(13,037)	(28,429)	88,895	47,429
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	20,829	32,934	53,763
Amortization of intangible and other assets	—	8,539	2,977	11,516
Restructuring and other expenses	4,643	15,737	40,351	60,731
Deferred income taxes	28,213	—	—	28,213
Noncash interest charges	5,397	888	463	6,748
(Increase) decrease in working capital items	(326,756)	28,331	5,651	(292,774)
Increase (decrease) in product warranty claims	3,153	(452)	—	2,701
(Increase) decrease in other assets	(5,571)	757	(6,801)	(11,615)
Increase (decrease) in other liabilities	(789)	912	144	267
Increase (decrease) in net payable to related parties/parent corporations	206,379	(40,604)	(142,551)	23,224
Other, net	—	(124)	(14,094)	(14,218)
Net cash provided by (used in) operating activities	(98,368)	6,384	7,969	(84,015)

Cash provided by (used in) investing activities:
Capital expenditures	—	(7,700)	(20,939)	(28,639)
Proceeds from sale of assets	—	—	21,443	21,443
Net cash provided by (used in) investing activities	—	(7,700)	504	(7,196)

Cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	830,000	—	—	830,000
Repayments of long-term debt	(570,895)	(548)	(2,559)	(574,002)
Purchase of industrial development revenue bond certificates issued by the Company	—	—	(4,800)	(4,800)
Principal repayments of capital leases	—	—	(5,262)	(5,262)
Distribution to parent corporation	(65)	—	—	(65)
Dividend to parent corporation	(2,500)	—	—	(2,500)
Loan to parent corporation	(99)	—	—	(99)
Financing fees and expenses	(576)	—	—	(576)
Net cash provided by (used in) financing activities	255,865	(548)	(12,621)	242,696
Net change in cash and cash equivalents	157,497	(1,864)	(4,148)	151,485
Cash and cash equivalents, end of period	$157,497	$72	$240	$157,809

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

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the nine-month period ended October 4, 2009.  For a further discussion on our Critical Accounting Policies, reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies” in our annual report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission, which we refer to as the SEC, on March 31, 2009, which we refer to as the 2008 Form 10-K.

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

Third Quarter 2009 Compared With

Third Quarter 2008

We recorded net income of $83.6 million in the third quarter of 2009 compared to net income of $34.7 million in the third quarter of 2008.  Our reported net income in the third quarter of 2009 included $4.2 million after-tax ($6.5 million pre-tax) restructuring and other expenses, of which $0.4 million after-tax ($0.6 million pre-tax) was included in cost of products sold.  Our reported net income in the third quarter of 2008 included $10.4 million of after-tax ($16.6 million pre-tax) restructuring and other expenses, of which $1.1 million after-tax ($1.8 million pre-tax) was included as a reduction in net sales and $5.1 million after-tax ($8.2 million pre-tax) was included in cost of products sold.  Included in restructuring and other expenses for the third quarter of 2008 and 2009 are plant closing expenses related to the closure of several manufacturing facilities, integration-related costs and the write-down of selected inventories.  Excluding restructuring and other expenses, third quarter of 2009 net income was $87.8 million compared to the third quarter of 2008 net income of $45.1 million.  The increase in reported net income for the third quarter of 2009 was primarily attributable to higher income before interest expense and income taxes and lower interest expense.

Net sales for the third quarter of 2009 were $792.4 million compared to third quarter of 2008 net sales of $852.8 million, which included $1.8 million of restructuring-related sales discounts.  Net sales in the third quarter of 2009 were positively affected by higher average selling prices of residential and commercial roofing products, which were more than offset by the impact of lower unit volumes of residential and commercial roofing products.

Income before interest expense and income taxes in the third quarter of 2009 was $167.0 million compared to income before interest expense and income taxes of $94.5 million in the third quarter of 2008.  Our reported income before interest expense and income taxes in the third quarter of 2009 included $6.5 million of restructuring and other expenses, of which $0.6 million was included in cost of products sold.  Our reported income before interest expense and income taxes in the third quarter of 2008 included $16.6 million of restructuring and other expenses, of which $1.8 million was included as a reduction in net sales and $8.2 million was included in cost of

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – (Continued)

products sold.  Excluding these items third quarter of 2009 income before interest expense and income taxes was $173.5 million compared to third quarter of 2008 income before interest expense and income taxes of $111.1 million.  The increase was primarily due to higher average selling prices of residential and commercial roofing products, lower raw material costs, including asphalt, improved operating efficiencies and lower transportation costs, which were partially offset by the impact of lower unit volumes of residential and commercial roofing products.

Interest expense in the third quarter of 2009 decreased to $36.8 million compared to $39.5 million in the third quarter of 2008.  The decrease in the third quarter of 2009 interest expense was primarily due to lower average borrowings and a lower average interest rate.

Business Segment Information

Net Sales.  Net sales of roofing products decreased to $766.5 million for the third quarter of 2009 compared with $817.5 million for the third quarter of 2008, which included $1.8 million of restructuring-related sales discounts.  Net sales of roofing products in the third quarter of 2009 were positively affected by higher average selling prices of residential and commercial roofing products, which were more than offset by the impact of lower unit volumes of residential and commercial roofing products.  Net sales of specialty building products and accessories decreased to $25.9 million for the third quarter of 2009 compared with $35.3 million for the third quarter of 2008 due to continued softer new construction and remodeling demand.

Gross Margin.  Our gross margin was $278.4 million or 35.1% of net sales for the third quarter of 2009 compared with $250.4 million or 29.4% of net sales for the third quarter of 2008.  Included in our gross margin for the third quarter of 2009 were $0.6 million of restructuring and other expenses, which was included in cost of products sold.  Included in our gross margin for the third quarter of 2008 were $10.0 million of restructuring and other expenses, of which $1.8 million was included as a reduction in net sales and $8.2 million was included in cost of products sold.  The increase in our gross margin is primarily due to higher average selling prices of residential and commercial roofing products, lower raw material costs, including asphalt, and improved operating efficiencies, which were partially offset by the impact of lower unit volumes of residential and commercial roofing products.

Nine Months 2009 Compared With

Nine Months 2008

We recorded net income of $205.7 million in the first nine months of 2009 compared to net income of $47.4 million in the first nine months of 2008.  Our reported net income in the first nine months of 2009 included $17.9 million after-tax ($27.9 million pre-tax) restructuring and other

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – (Continued)

expenses, of which $2.4 million after-tax ($3.7 million pre-tax) was included in cost of products sold.  Our reported net income in the first nine months of 2008 included $37.9 million after-tax ($60.7 million pre-tax) restructuring and other expenses, of which $2.9 million after-tax ($4.6 million pre-tax) was included as a reduction in net sales and $13.9 million after-tax ($22.3 million pre-tax) was included in cost of products sold.  Included in restructuring and other expenses for the first nine months of 2008 and 2009 are plant closing expenses related to the closure of several manufacturing facilities, integration-related costs and the write-down of selected inventories.  Excluding restructuring and other expenses, the first nine months of 2009 net income was $223.6 million compared to the first nine months of 2008 net income of $85.3 million.  The increase in reported net income for the first nine months of 2009 was primarily attributable to higher income before interest expense and income taxes and lower interest expense.

Net sales for the first nine months of 2009 were $2,149.5 million compared to the first nine months of 2008 net sales of $2,160.2 million, which included $4.6 million of restructuring-related sales discounts.  Net sales in the first nine months of 2009 were positively affected by higher average selling prices of residential and commercial roofing products, which were more than offset by the impact of lower unit volumes of residential and commercial roofing products and lower net sales of specialty building products and accessories.

Income before interest expense and income taxes in the first nine months of 2009 was $430.7 million compared to income before interest expense and income taxes of $195.3 million in the first nine months of 2008.  Our reported income before interest expense and income taxes in the first nine months of 2009 included $27.9 million of restructuring and other expenses, of which $3.7 million was included in cost of products sold.  Our reported income before interest expense and income taxes in the first nine months of 2008 included $60.7 million of restructuring and other expenses, of which $4.6 million was included as a reduction in net sales and $22.3 million was included in cost of products sold.  Excluding these items, the first nine months of 2009 income before interest expense and income taxes was $458.6 million compared to the first nine months of 2008 income before interest expense and income taxes of $256.0 million.  The increase in the first nine months of 2009 income before interest expense and income taxes was primarily due to higher average selling prices of residential and commercial roofing products, lower raw material costs, including asphalt, improved operating efficiencies and lower transportation costs, which were partially offset by the impact of lower unit volumes of residential and commercial roofing products and lower net sales of specialty building products and accessories.

Interest expense in the first nine months of 2009 decreased to $109.0 million compared to $119.4 million in the first nine months of 2008.  The decrease in the first nine months of 2009 interest expense was primarily due to lower average borrowings and a lower average interest rate.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – (Continued)

Business Segment Information

Net Sales.  Net sales of roofing products increased to $2,067.7 million for the first nine months of 2009 compared with $2,047.7 million for the first nine months of 2008, which included $4.6 million of restructuring-related sales discounts.  The increase in the first nine months of 2009 net sales of roofing products was primarily due to higher average selling prices of residential and commercial roofing products, which were partially offset by the impact of lower unit volumes of residential and commercial roofing products.  Net sales of specialty building products and accessories decreased to $81.8 million for the first nine months of 2009 compared with $112.5 million for the first nine months of 2008 due to continued softer new construction and remodeling demand.

Gross Margin.  Our gross margin was $764.0 million or 35.5% of net sales for the first nine months of 2009 compared with $616.9 million or 28.6% of net sales for the first nine months of 2008.  Included in our gross margin for the first nine months of 2009 were $3.7 million of restructuring and other expenses, which was included in cost of products sold.  Included in our gross margin for the first nine months of 2008 were $26.9 million of restructuring and other expenses, of which $4.6 million was included as a reduction in net sales and $22.3 million was included in cost of products sold.  The increase in our gross margin is primarily due to higher average selling prices of residential and commercial roofing products, lower raw material costs, including asphalt, and improved operating efficiencies, which were partially offset by the impact of lower unit volumes of residential and commercial roofing products and lower net sales of specialty building products and accessories.

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

Net cash inflow from operating and investing activities was $259.4 million during the first nine months of 2009, including $297.1 million of cash provided by operations, partially offset by the reinvestment of $37.7 million for capital programs and an acquisition.

Cash invested in additional working capital totaled $46.8 million during the first nine months of 2009, reflecting an increase in total accounts receivable of $288.6 million, due to the seasonality of our business, a $205.8 million decrease in inventories primarily due to aggressive inventory management due to the current uncertain industry demand including a continued weak housing environment, a $3.5 million decrease in other current assets, a $56.0 million net increase in accounts payable and accrued liabilities and $23.5 million in payments for restructuring and other expenses.  The net cash provided by operating activities also included a $14.6 million net increase in the payable to related parties/parent corporations, primarily attributable to $107.4 million in current Federal income taxes, which was partially offset by $96.7 million in Federal income taxes paid, pursuant to our Tax Sharing Agreement with our parent corporation and a $3.9 million increase in amounts due to an affiliated company with respect to the purchases of roofing granules.  In addition, net cash provided by operating activities included $17.9 million of non-cash interest charges, of which $11.3 million was attributable to amortization expense related to our swaps (see Derivative and Hedging Transactions below), an increase of $19.1 million for product warranty claims and $27.9 million in restructuring and other expenses (see Restructuring and Other Expenses below).

Net cash used in financing activities totaled $102.7 million during the first nine months of 2009, including $293.0 million of aggregate proceeds from the issuance of long-term debt, related to the first nine months of 2009 cumulative borrowings under our Senior Secured Revolving Credit Facility.  Financing activities also included $379.5 million in aggregate repayments of long-term debt, of which $369.0 million related to the first nine months of 2009 cumulative repayments under our Senior Secured Revolving Credit Facility, $7.2 million related to our $975.0 million Term Loan Facility, which we refer to as the Term Loan and $2.5 million related to our Chester, South Carolina loan obligation.  In addition, financing activities included aggregate principal payments of $5.9 million on our capital leases, $10.0 million of cash dividends paid to our parent corporation and $0.2 million in financing fees and expenses primarily related to prior debt refinancings.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – (Continued)

Restructuring and Other Expenses

We initiated a restructuring plan, which we refer to as the 2007 Restructuring Plan, which we formulated in connection with the acquisition of Elk.  The 2007 Restructuring Plan was created to eliminate cost redundancies recognized due to the acquisition of Elk and to reduce our overall cost structure.  The 2007 Restructuring Plan has been fully implemented as of December 31, 2008 and is substantially complete as of October 4, 2009.  We account for our restructuring activities in accordance with the accounting guidance on exit or disposal cost obligations, impairments or disposal of long-lived assets and inventory markdowns or other costs associated with restructuring.

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

We recorded $73.2 million of our overall identified restructuring and other expenses in our statement of income during our fiscal year ended December 31, 2008, of which $6.1 million was reflected as a reduction in net sales due to restructuring-related sales discounts, $26.9 million was charged to cost of products sold and $40.2 million was charged to restructuring and other expenses.

Nine-Months Ended October 4, 2009 Restructuring and Other Expenses

In February 2009, we announced the temporary shutdown of two manufacturing facilities, one in Shafter, California and the other in Nashville, Tennessee as a result of weaker market demand.  As a result of these actions and other charges related to the acquisition of Elk, we identified an additional $27.6 million of restructuring and other expenses during our nine months ended October 4, 2009, which included $19.0 million of plant closing expenses, $1.5 million in employee severance payments and $7.1 million in integration-related expenses.  Integration-related expenses primarily consisted of $3.7 million of inventory write-downs and $3.4 million of other integration expenses.

We recorded $27.9 million of our overall restructuring and other expenses in our statement of income during our nine-month period ended October 4, 2009, of which $3.7 million was charged to cost of products sold

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – (Continued)

and $24.2 million was charged to restructuring and other expenses.  We expect to incur future operating losses in connection with the 2007 Restructuring Plan and the temporary shutdown of the Nashville and Shafter manufacturing facilities, which will be recognized in the periods in which they are incurred.

The table below details our restructuring and other expense accruals and charges made against the accrual during our nine months ended October 4, 2009:

Restructuring and Other Expenses	Plant Closing Expenses	Employee Severance Payments	Integration Expenses	Total
	(Thousands)

Beginning balance, as of December 31, 2008	$3,452	$—	$5,205	$8,657

Current period costs, net	18,957	1,493	7,474	27,924

Cash payments	(15,151)	(1,493)	(6,894)	(23,538)

Amount charged to property, plant and equipment for asset write-down	(4,039)	—	(584)	(4,623)

Amount charged to write-off inventory	—	—	(2,182)	(2,182)

Non-cash items	—	—	(336)	(336)
Ending balance, as of October 4, 2009	$3,219	$—	$2,683	$5,902

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – (Continued)

Long-Term Debt

Long-term debt consists of the following at October 4, 2009 and December 31, 2008:

	October 4, 2009	December 31, 2008
	(Thousands)

7 3/4% Senior Notes due 2014	$250,433	$250,500
Borrowings under the Senior Secured Revolving Credit Facility	—	76,000
Term Loan	948,520	955,670
Junior Lien Term Loan	325,000	325,000
Obligations under capital leases	51,537	55,956
Industrial development revenue bond	2,730	2,820
Chester Loan	2,634	5,126
Other notes payable	7,131	7,693
Total	1,587,985	1,678,765
Less current maturities	(20,339)	(20,596)
Long-term debt less current maturities	$1,567,646	$1,658,169

As of October 4, 2009, we had total outstanding consolidated indebtedness of $1,640.8 million, which included $52.8 million of demand loans to our parent corporation.  We anticipate funding these obligations principally from our cash and cash equivalents on hand, cash flow from operations and/or borrowings under our Senior Secured Revolving Credit Facility.

As of October 4, 2009, we were in compliance with all covenants under the Senior Secured Revolving Credit Facility, the Term Loan, the $325.0 million Junior Lien Term Loan Facility, which we refer to as the Junior Lien Term Loan, and collectively with the Senior Secured Revolving Credit Facility and the Term Loan we refer to as the Senior Secured Credit Facilities; and the indenture governing our 7 3/4% Senior Notes due 2014, which we refer to as the Senior Notes.  As of October 4, 2009, the net book value of the collateral securing the Senior Secured Revolving Credit Facility Collateral (as defined in the Senior Secured Revolving Credit Facility) and the Term Loan Collateral (as defined in the Term Loan) was $912.7 and $1,647.1 million, respectively.

At October 4, 2009, we had outstanding letters of credit of approximately $40.9 million, which included approximately $10.6 million of standby letters of credit related to certain obligations of G-I Holdings.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – (Continued)

On September 11, 2009, we entered into an amendment to the Senior Secured Revolving Credit Facility.  Such amendment did not result in any material changes to the Senior Secured Revolving Credit Facility.

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

Interest Rate Swap Agreements

In March 2007, we entered into forward-starting interest rate swap agreements, which we refer to as swaps, with an effective date of April 23, 2007 and a maturity date of April 23, 2012.  These swaps were initiated in order to hedge the variable interest rate risk associated with our Term Loan, and they are structured that we receive interest based on the three-month LIBOR and pays interest on a fixed rate basis.  In October 2007, we entered into additional interest rate swaps related to our Term Loan with an effective date of October 23, 2007 and a maturity date of October 23, 2012 under similar terms.

On April 23, 2009, we exercised our option under our Term Loan to change the interest rate for our LIBOR advances from three-month to one-month LIBOR.  We continued to receive three-month LIBOR and pay fixed rate interest under our swap agreements.  The election of one-month LIBOR on our Term Loan resulted in de-designating our original swap hedging relationship and subsequently re-designating a new swap hedging relationship for our Term Loan.  As a result of the election, we recognized a $1.1 and $0 million gain related to swap ineffectiveness as a component of interest expense during our third quarter and nine months ended October 4, 2009, respectively.  In addition, as a result of this election, we recognized $6.4 and $11.3 million of interest expense during our third quarter and nine months ended October 4, 2009, respectively, due to the straight-line amortization of the unrealized

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – (Continued)

losses remaining in accumulated other comprehensive income/loss, which we refer to as OCI, at April 23, 2009.  The remaining amount of unrealized losses at October 4, 2009 will be amortized over the remaining life of the original swaps.

We continue to account for our new swap hedging relationship in accordance with the accounting guidance for derivatives and hedging, and as such our swaps are treated as cash flow hedges.  Our swaps are measured each period using the hypothetical derivative method in accordance with the accounting guidance for derivatives and hedging, which requires our actual swaps liability to be recorded at fair value, and OCI to reflect the lesser of either the cumulative change in the fair value of the actual swap or the cumulative change in the fair value of the hypothetical swap, which we refer to as the perfect swap.  In any given period, to the extent the cumulative change in the fair value of the actual swap is greater than the cumulative change in the fair value of the perfect swap, the difference would be recognized as ineffectiveness as a component of interest expense in our statement of income.  See Note 7 to Consolidated Financial Statements for tabular disclosure of the fair value of our derivative liability at October 4, 2009 and the effect of our derivative instruments on our operating results for the three and nine-month periods ended October 4, 2009, respectively.  As of October 4, 2009, due to amortization, ineffectiveness and accrued swap interest, we estimated that during the twelve months ending September 2010, approximately $34.6 million of unrealized losses will be reclassified from OCI and recognized as a component of interest expense in our statement of income, subject to changes in the LIBOR rate.

We value our interest rate swap agreements based on fair value measurement Level 2 inputs from model-derived valuations whose significant inputs are quoted LIBOR contracts, Eurodollar futures and on-the-run swap markets.  The accounting guidance for fair value measurements requires that the valuation of derivative assets and liabilities must take into account the parties’ nonperformance risk.  We discounted the value of our derivative liabilities based on the credit spread for our debt as determined by the market trading price.  See Fair Value Measurements.

Treasury Lock Agreements

In July 2007, we entered into treasury lock agreements, which we refer to as treasury locks, with a maturity date of July 31, 2012, as additional hedging instruments related to our Term Loan.  On October 30, 2007, we settled our open treasury lock hedging positions, which resulted in a pre-tax fair value loss and cash settlement of approximately $4.9 million, which is being amortized into our statement of income over the life of the Term Loan pursuant to the requirements of the accounting guidance for derivatives and hedging.  During our third quarter ended October 4, 2009 and September 28, 2008, we amortized $0.2 and $0.2 million, respectively, of the loss related to our treasury locks into interest expense in our statements of income and

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – (Continued)

during our nine months ended October 4, 2009 and September 28, 2008, we amortized $0.6 and $0.6 million, respectively.  We will amortize $0.8 million annually related to this loss through July 2012.

Fair Value Measurements

Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, interest rate swaps, short and long-term debt and lease obligations.  Our interest rate swaps are recorded at fair value, while other financial instruments in our consolidated balance sheet have carrying values that approximate fair value.  In the absence of quoted market prices, considerable judgment is required in developing estimates of fair value.  Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments concerning the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  Estimates are not necessarily indicative of the amounts we could realize in a current market transaction.  See Note 8 to Consolidated Financial Statements for additional disclosures of our fair value instruments.

During the first quarter of 2009, we adopted the additional accounting guidance issued by the FASB on fair value measurements, which deferred the application of fair value measurement for certain non-financial assets and non-financial liabilities.  Upon adoption, we did not have any non-financial assets or liabilities that were recognized or measured at fair value on a recurring basis, therefore there was no impact on our results of operations.

Intercompany Transactions

We make loans to, and borrow from, our parent corporations from time to time at prevailing market interest rates.  As of October 4, 2009 and September 28, 2008, BMCA Holdings Corporation owed us $56.4 and $56.3 million, including interest of $1.1 and $1.0 million, respectively, and we owed BMCA Holdings Corporation $52.8 and $52.8 million, respectively, with no unpaid interest.  Interest income on our loans to BMCA Holdings Corporation amounted to $0.6 and $0.9 million during the third quarter ended October 4, 2009 and September 28, 2008, respectively, and $1.8 and $2.7 million during the nine-month periods ended October 4, 2009 and September 28, 2008, respectively.  Interest expense on our loans from BMCA Holdings Corporation amounted to $0.6 and $0.8 million during the third quarter ended October 4, 2009 and September 28, 2008, respectively, and $1.7 and $2.6 million during the nine-month periods ended October 4, 2009 and September 28, 2008, respectively.  Loans payable to/receivable from our parent corporations are due on demand and provide each party with the right of offset of its related obligation to the other party and are subject to limitations as outlined in the Senior Secured Credit Facilities and the Senior Notes.  Under the terms of the Senior Secured Revolving Credit Facilities and the indenture governing

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – (Continued)

our Senior Notes at October 4, 2009, we could repay demand loans to our parent corporation amounting to $52.8 million, subject to certain conditions.

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

We and our subsidiaries purchased a substantial portion of our headlap roofing granules, colored roofing granules and algae-resistant granules, on a purchase order basis, from ISP Minerals Inc., which we refer to as ISP Minerals, an affiliate of BMCA and of ISP.  The amount of mineral products purchased each year on this basis is based on current demand and is not subject to minimum purchase requirements.  For the third quarter ended October 4, 2009 and September 28, 2008, we and our subsidiaries purchased $17.2 and $13.7 million, respectively, of roofing granules under this arrangement, and for the nine-month periods ended October 4, 2009 and September 28, 2008, we and our subsidiaries purchased $40.7 and $33.2 million, respectively, of roofing granules under this arrangement.

In addition to the granules products we purchased under the above-referenced purchase order basis, the balance of our granules purchased from ISP Minerals is purchased under a contract expiring in 2013.  The amount of mineral products purchased each year under the contract is based on current demand and is not subject to minimum purchase requirements.  Under the contract, for the third quarter ended October 4, 2009 and September 28, 2008, we purchased $23.4 and $24.2 million of roofing granules, respectively, and for the nine-month periods ended October 4, 2009 and September 28, 2008, we purchased $55.4 and $66.1 million of roofing granules, respectively.

In February 2009 and March 2009, after giving effect to the most restrictive of the aforementioned debt covenant restrictions, we declared and paid cash dividends of $5.0 and $5.0 million, respectively, to our parent corporation.  In August 2008 and October 2008, we declared and paid cash dividends of $2.5 and $5.0 million, respectively, to our parent corporation.

Included in noncurrent assets as a tax receivable from parent corporation on our consolidated balance sheet is $8.4 million at December 31, 2008, representing amounts paid in excess of amounts due to G-I Holdings with respect to 2006 under the Tax Sharing Agreement.  We utilized the remaining receivable balance at December 31, 2008 during our first quarter of 2009.  Included in current liabilities as a payable to related parties on our consolidated balance sheet at October 4, 2009 is $1.9 million, which represents a tax payable due to G-I Holdings under the Tax Sharing Agreement.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – (Continued)

These amounts are included in the net payable to related parties/parent corporations in our consolidated statements of cash flows.

Contingencies

See Note 13 to Consolidated Financial Statements for information regarding contingencies.

Economic Outlook

We do not believe that inflation has had a material effect on our results of operations during the first nine months of 2009. However, we cannot assure you that our business will not be affected by inflation in the future, or by increases in the cost of energy and asphalt purchases used in our manufacturing process principally due to fluctuating oil prices.

The prices of energy and crude oil continued to increase during the third quarter of 2009, including the price of asphalt and other petroleum-based raw materials, as compared to the second quarter of 2009.  For the first nine months of 2009, energy and crude oil prices have sharply declined over the first nine months of 2008.  The decline in the first nine months of 2009 as compared to the first nine months of 2008 was primarily due to, in our opinion, the current uncertain worldwide economic conditions, which has resulted in weaker demand.  The decline in crude oil prices in 2009 caused a significant decline in the price of asphalt and other petroleum-based raw materials.  Due to the strength of our manufacturing operations, which allows us to use many types of asphalt, together with our ability to secure alternative sources of supply, we do not anticipate that any potential disruption in the supply of asphalt will have a material impact on future net sales, although no assurances can be provided in that regard.  We will attempt to pass on future cost increases from suppliers as needed; however, no assurances can be provided that these price increases will be accepted in the marketplace.

Contractual Obligations

There have been no significant changes to our contractual obligations during the third quarter ended October 4, 2009.  For a further discussion on our contractual obligations related to minimum purchase obligations reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations “Contractual Obligations” in our 2008 Form 10-K.

New Accounting Pronouncements

See Note 2 to Consolidated Financial Statements for a discussion regarding accounting standards adopted and not yet adopted during the nine months ended October 4, 2009.

BUILDING MATERIALS CORPORATION OF AMERICA

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – (Continued)

Other Matters

In October 2009, our indirect parent formed a wholly-owned captive insurance subsidiary, which we refer to as the Captive, to provide insurance coverage to us and our subsidiaries and other affiliated entities effective November 2009.  The Captive insures the deductible portion of our general insurance and residential product warranty obligations.

In November 2009, we reached an agreement in principal to settle a lawsuit pursuant to which the defendant will be paying us $24.0 million during our fourth quarter ending December 31, 2009.  Accordingly, we have not recognized the $24.0 million settlement in our accompanying consolidated financial statements at October 4, 2009.

On November 17, 2009, we requested a letter of credit be issued of approximately $133.8 million under the terms of the Senior Secured Revolving Credit Facility.  This letter of credit was issued to provide credit enhancement for the obligations of G-I Holdings under the Eighth Amended Joint Plan of Reorganization.

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

BUILDING MATERIALS CORPORATION OF AMERICA

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Form 10-K for a discussion of “Market-Sensitive Instruments and Risk Management.”  There were no material changes in such information as of October 4, 2009.  See Note 7 to the Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting:  There were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation during the third quarter of fiscal year 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BUILDING MATERIALS CORPORATION OF AMERICA

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to the legal proceedings identified in the Annual Report on Form 10-K for the year ended December 31, 2008, other than the Contingencies and Subsequent Events disclosures.  See Notes 13 and 14 to the consolidated financial statements in Part I.

Item 5. Other Information

Samuel J. Heyman passed away on November 7, 2009.  His wife, Ronnie F. Heyman, is now the beneficial owner (as defined in Rule 13d-3 of the Exchange Act) of 100% of the capital stock of G Holdings.   Beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of 100% of the shares of our Class A Common Stock owned by BMCA Holdings Corporation, an indirect wholly-owned subsidiary of G Holdings, is attributed to Mrs. Heyman.

Item 6. Exhibits

Exhibit
Number	Description
10.1

Amendment No. 2 to the Revolving Credit Agreement, dated as of September 11, 2009, among Building Materials Corporation of America, BMCA Acquisition Inc. and ELKCORP, as borrowers and Deutsche Bank AG New York Branch, as administrative agent for the Lenders.

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

BUILDING MATERIALS CORPORATION OF AMERICA
BUILDING MATERIALS MANUFACTURING CORPORATION

DATE:	November 18, 2009	BY:	/s/John F. Rebele
John F. Rebele
Senior Vice President,
Chief Financial Officer and
Chief Administrative Officer
(Principal Financial Officer)

DATE:	November 18, 2009	BY:	/s/ James T. Esposito
James T. Esposito
Vice President and Controller
(Principal Accounting Officer)